Form 10-K
period 2021-12-31
TerrAscend Corp.
filed 2022-03-17
CIK 1778129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 021-340690

TERRASCEND CORP.

(Exact name of Registrant as specified in its Charter)

Ontario	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3610 Mavis Road Mississauga, Ontario	L5C 1W2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855)837-7295

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (on an as-converted basis, based on the closing price of these shares on the Canadian Stock Exchange) on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, held by non-affiliates of the Registrant was $2,720,645,057.

The number of shares of Registrant’s Common Shares outstanding as of March 15, 2022 was 251,863,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”) where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 of the Registrant’s fiscal year ended December 31, 2021.

i

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains statements that TerrAscend believes are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this Form 10-K regarding the prospects of the Company’s industry or the Company’s prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Form 10-K include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;
•	the Company’s expectations regarding revenues, expenses and anticipated cash needs;
•

the Company’s joint venture interests, including, as applicable, required regulatory approvals and licensing, anticipated costs and timing, expected impact thereof, and the ability to enter into future joint ventures;

•	the Company’s ability to complete future strategic alliances and the expected impact thereof;
•

the Company’s ability to source investment opportunities and complete future acquisitions, including in respect of entities in the US, the ability to finance such acquisitions, and the expected impact thereof, including potential issuances of the Company’s Common Shares (as defined herein);

•	the expected growth in the number of customers and patients using the Company’s recreational and medical cannabis, respectively;
•	the expected growth in the Company’s cultivation and production capacities;
•	expectations with respect to future production costs;
•	the expected methods to be used by the Company to distribute cannabis;
•	the expected growth in the Company’s number of dispensaries;
•	the competitive conditions of the industry;
•	the legalization of the use of cannabis for medical and/or recreational use in the US and the related timing and impact thereof;
•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;
•	the possibility of actions by individuals, or US federal government enforcement actions, against the Company and the potential impact on the Company;
•	the competitive advantages and business strategies of the Company;
•	the grant, renewal and impact of any license or supplemental license to conduct activities with or without cannabis or any amendments thereof;
•	the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•	the Company’s future product offerings;
•	the anticipated future gross margins of the Company’s operations;
•	the Company’s ability to source and operate facilities in the US;
•	the Company’s ability to integrate and operate the assets acquired from Arise, The Apothecarium Dispensary, Valhalla, Ilera, State Flower, HMS, KCR, and Gage (each as defined herein);

•	any benefits expected from the Company’s Transaction (as defined herein) with Gage;
•

Gage’s plans to continue building a diverse portfolio of branded cannabis assets and business arrangements through investments, strategic business relationships and the pursuit of licenses in attractive retail locations in Michigan;

•	the expected time to finish construction on Gage’s new processing facility;
•	the potential impact of infectious diseases, including the COVID-19 pandemic;
•	the Company’s ability to protect its intellectual property; and
•	the possibility that the Company’s products may be subject to product recalls and returns.

Certain of the forward-looking statements contained herein concerning the cannabis industry and the general expectations of the Company concerning the cannabis industry are based on estimates prepared by the Company using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry. Such data is inherently imprecise. The cannabis industry involves risks and uncertainties that are subject to change based on various factors, which factors are described further below.

With respect to the forward-looking statements contained in this Form 10-K, the Company has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which the Company operates; (iii) the output from the Company’s operations; (iv) consumer interest in the Company’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of the Company’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) the Company’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) the Company’s ability to conduct operations in a safe, efficient and effective manner; and (xi) the Company’s construction plans and timeframe for completion of such plans.

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the forward-looking statements in this Form 10-K. Such lists include, without limitation, those discussed under Item 1A – “Risk Factors” in this Form 10-K. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Form 10-K. The Company can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Form 10-K and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

Risk Factor Summary

Investing in the Company’s common shares (“Common Shares”) involves risks. You should carefully consider the risks described in Item 1A – “Risk Factors” beginning on page 27 before deciding to invest in the Company’s Common Shares. If any of these risks actually occur, the Company’s business, financial condition and results of operations would likely be materially adversely affected. In such case, the trading price of the Company’s Common Shares would likely decline, and you may lose all or part of your investment. Set forth below is a summary of some of the principal risks the Company faces:

•	There is a substantial risk of regulatory or political change with respect to cannabis, which could have a material adverse effect on TerrAscend’s business.
•

Compliance with regulations regarding cannabis is difficult, because the regulation of cannabis is uncertain and frequently changes. The Company’s failure to comply with applicable laws regarding cannabis may materially adversely affect the Company’s business.

•	TerrAscend’s business relies heavily on its ability to obtain and maintain required licenses, and failure to do so may adversely affect TerrAscend’s business.
•	As a cannabis business, TerrAscend is subject to unfavorable tax treatment under the Internal Revenue Code.
•

Cannabis remains illegal under US federal law, and enforcement of cannabis laws could change. TerrAscend may be subject to action by the US federal government due to its involvement with cannabis, and such action could materially adversely affect the Company’s business.

•

The Company’s business is subject to applicable anti-money laundering laws and regulations and have restricted access to capital markets, banking and other financial services, which may adversely affect TerrAscend’s business.

•

TerrAscend operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business, which could negatively affect TerrAscend’s business.

•	The Company’s products may be subject to product recalls or returns, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and management attention.
•

TerrAscend faces an inherent risk of product liability claims and other consumer protection claims as a manufacturer, processor and producer of products that are meant to be ingested by people, and dealing with such claims could cause the Company to incur substantial expenses and have a material adverse effect on the Company’s business.

•	TerrAscend may be subject to constraints on, and differences in, marketing its products under varying regulatory restrictions.
•	The Company may be subject to constraints on and differences in marketing its products under varying regulatory restrictions.
•	The Company may be subject to heightened scrutiny by Canadian regulatory authorities, which could negatively affect its business.
•	The Company’s investors and directors, officers and employees who are not US citizens may be denied entry into the US, which may negatively affect the Company’s business.
•	Because the Company’s contracts involve cannabis and related activities, which are not legal under US federal law, the Company may face difficulties in enforcing its contracts.
•	TerrAscend may encounter increasingly strict environmental health and safety regulations in connection with its operations, which may harm the Company’s business.
•	TerrAscend faces risks related to the loss of foreign private issuer status and becoming a US reporting company.
•

The Company’s indebtedness may adversely affect TerrAscend’s business. The Company’s failure to comply with applicable covenants could trigger events that may materially adversely affect the Company’s business.

•	The Company may require substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company, or at all.
•	TerrAscend faces intense competition as a relatively new entrant in the cannabis industry, and its business could be adversely affected by other businesses in a better competitive position.
•	The cannabis industry and market are relatively new, and this industry and market may not continue to exist or grow as expected.
•	The Company has historically had negative cash flow from operating activities, and continued losses could have a material negative effect on the Company’s business and prospects.
•	Demand for the Company’s products is difficult to forecast due to limited and unreliable market data.
•	TerrAscend’s inability to attract and retain key personnel could materially adversely affect its business.
•	TerrAscend may face unfavorable publicity or consumer perception of the safety, efficacy and quality of its cannabis products.
•	The Company faces reputational risks, which may negatively impact its business.
•	The Company is dependent on suppliers and key inputs for the cultivation, extraction and production of cannabis products.
•	TerrAscend’s business is subject to the risks inherent in agricultural operations.
•	The Company may be adversely impacted by rising or volatile energy costs.
•	TerrAscend’s intellectual property may be difficult to protect, and failure to do so may negatively impact its business.
•	The Company and investors may have difficulty enforcing their legal rights.
•	TerrAscend faces physical security risks, as well as risks related to its information technology systems, potential cyber-attacks, and privacy breaches.
•	TerrAscend faces exposure to fraudulent or illegal activities by employees, contractors and consultants, which may subject the Company to investigations or other actions.
•	Directors and officers of the Company have faced, and may in the future face, conflicts of interests regarding the business strategy of the Company.
•

The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on the Company’s business.

•	The COVID-19 pandemic may continue to have an impact on the Company’s business and financial results.
•	The development of the Company’s products is complex and requires significant investment. Failure to develop new technologies and products could adversely affect the Company’s business.
•

The success of TerrAscend’s business depends, in part, on its ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses. If the Company is unsuccessful in doing so, it may negatively affect TerrAscend’s business.

•	There can be no assurance that the Company’s current and future strategic alliances will have a beneficial impact on the Company’s business, financial condition and results of operations.
•	The Company’s use of joint ventures may expose the Company to risks associated with jointly owned investments.
•	The Company may not realize the benefits of its growth strategy, which could have an adverse effect on the Company’s business.

•	The Company and Gage may not integrate successfully, which may prevent the realization of the benefits of the Transaction and may have a material adverse effect on the Company.
•	Reliance on licenses and transfers.
•	The issuance of a significant number of Common Shares and the resulting “market overhang” could adversely affect the market price of Common Shares after completion of the Transaction.
•

TerrAscend and Gage may be the target of securities class actions and derivative lawsuits, which could result in substantial costs to TerrAscend and may divert the attention of TerrAscend’s management, which may have a material adverse effect on the Company.

•	The Company’s voting control is concentrated.
•	The Company’s Preferred Shares have a liquidation preference over the Common Shares, which could limit the Company’s ability to make distributions to the holders of Common Shares.
•	An investor may face liquidity risks with an investment in the Common Shares.
•	The price of the Company’s Common Shares may be volatile, and may be adversely affected by the price of cannabis.
•	Additional issuances of the Company’s securities may result in dilution.
•	Sales of substantial amounts of Common Shares may have an adverse effect on the market price of the Common Shares.
•	Risks related to potential disqualification of equity holders by regulatory authorities.
•

TerrAscend does not intend to pay dividends on its Common Shares for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the Company’s Common Shares.

•	TerrAscend may not be able to obtain necessary permits and authorizations.
•	TerrAscend may be subject to litigation, which could divert the attention of management and cause the Company to expend significant resources.
•	The Company needs to attract and retain customers and patients in order to succeed, and failure to do so may have a material adverse effect on the Company’s business.
•	TerrAscend has a limited operating history, which makes it difficult to evaluate its prospects and predict future operating results.
•	The Company may be subject to growth-related risks, which could negatively affect its business.
•	The Company faces risks and hazards that may not be covered by insurance.

PART I

ITEM 1. BUSINESS

Overview

TerrAscend is a leading North American cannabis operator with vertically integrated licensed operations in Pennsylvania, New Jersey, Michigan, and California, licensed cultivation and processing operations in Maryland, and licensed production operations in Canada. TerrAscend operates The Apothecarium and Gage dispensary retail locations, as well as scaled cultivation, processing, and manufacturing facilities in its core markets. TerrAscend’s cultivation and manufacturing practices yield consistent, high-quality cannabis, providing industry-leading product selection to both the medical and adult-use markets. The Company owns several synergistic businesses and brands, including Gage Cannabis, The Apothecarium, Ilera Healthcare, Kind Tree, Prism, State Flower, Valhalla Confections, and Arise Bioscience Inc. Notwithstanding various states in the US that have implemented medical marijuana laws, or that have otherwise legalized the use of cannabis, the use of cannabis remains illegal under US federal law for any purpose, by way of the Controlled Substance Act, as amended (the “CSA”).

TerrAscend operates under one operating segment, being the cultivation, production and sale of cannabis products.

TerrAscend’s portfolio of operating businesses and brands include:

•	Ilera Healthcare (“Ilera”), a vertically integrated cannabis cultivator, processor and dispensary operator in Pennsylvania;
•	TerrAscend NJ, LLC (“TerrAscend NJ”), an alternative treatment center operator in New Jersey with vertically integrated operations to cultivate, process and dispense cannabis;
•	The Apothecarium Dispensaries are a group of full-service dispensaries in California, Pennsylvania, and New Jersey that provide quality cannabis to both medical patients and adult-use customers;
•	Valhalla Confections (“Valhalla”), a leading provider of premium edible products;
•	State Flower, or ABI SF LLC (“State Flower”), a premium cannabis producer operating a cultivation facility in San Francisco, California;
•

HMS Health, LLC (“HMS Health”) and HMS Processing, LLC (“HMS Processing”, and together with HMS Health “HMS”) a cultivator and processor of cannabis flower for the wholesale medical cannabis market in Maryland;

•	Arise Bioscience, Inc. (“Arise”), a manufacturer and distributor of hemp-derived products, located in Boca Raton, Florida; and
•

TerrAscend Canada (“TerrAscend Canada” or “TCI”), a Licensed Producer (as such term is defined in the Canadian Cannabis Act passed October 17, 2018 and associated Cannabis Regulations (the “Cannabis Act” and “Cannabis Regulations”)) of cannabis, whose current principal business activities include processing and sale of cannabis flower and oil products in Canada.

•	Gage Growth Corp. (“Gage”)- for more information regarding Gage, please see Item 1 – “Business” – “Recent Developments” – “Business of Gage”.

The Company’s head office and registered office is located at 3610 Mavis Road, Mississauga, Ontario, Canada, L5C 1W2.

The Company’s telephone number is 1.855.837.7295 and its website is www.terrascend.com.

Recent Developments

The Acquisition of Gage Growth Corp.

On March 10, 2022, the Company closed its previously announced acquisition of Gage Growth Corp. (“Gage”) pursuant to an arrangement agreement dated August 31, 2021 (as amended) (the “Gage Acquisition”). The Company acquired all of the issued and outstanding subordinate voting shares (or equivalent) of Gage. At closing, Gage shareholders received 51,349,978 Common Shares and an additional 25,811,460 of Common Shares are reserved for issuance in connection with the exercise or exchange of former Gage convertible securities that will be settled with the Company’s Common Shares if and when exercised or exchanged. Total consideration was approximately $386 million based on the closing price of the Common Shares on the

Canadian Stock Exchange (“CSE”) on March 9, 2022, to be issued in reliance upon the exemption from registration available under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).

Business of Gage

Overview

Gage provides support services to licensed Gage-branded cannabis cultivators, processors, and provisioning centers, and Cookies-branded provisioning centers, in the State of Michigan. Additionally, Gage has built strategic partnerships, and will continue to build strategic partnerships with leading cannabis brands in the US. Gage is focused on continuing to build a diverse portfolio of branded cannabis assets and business arrangements through investments, strategic business relationships and the pursuit of licenses in attractive retail locations in Michigan.

More specifically, Gage, through its subsidiaries, has entered into a series of agreements whereby Gage’s subsidiaries provide various management, business consulting, accounting, administrative, human resources/personnel services, intellectual property, licensing, equipment, technological, financial, construction and real estate-related support services to certain license holders in exchange for certain fees. The license holders with which Gage has entered into such agreements are licensed cannabis cultivators that are engaged in growing, harvesting, and packaging medical and adult-use cannabis pursuant to Michigan law.

Provisioning Centers

The retail products sold in the State of Michigan by the license holders in such Gage-branded provisioning centers, which are commonly referred to as dispensaries in other states, are comprised of premium cannabis flower and cannabis products, including concentrates, edibles and vaporizer products. The top products in such provisioning centers include a broad range of flower products brands including Cookies, Gage, and Lemonnade branded strains of flower. In addition, Gage, through the license holders, offers a wide variety of concentrate, edibles and vaporizer products. The license holders sell cannabis products for the medical and adult-use retail market through the existing Gage-branded provisioning centers and are currently seeking additional medical and adult-use licenses to expand the Gage-branded provisioning center footprint within the state of Michigan. As of December 31, 2021, Gage supported the operation of eleven provisioning centers, all of which held medical licenses and nine of which held adult-use licenses.

Cultivation

Gage provides support services to its license holders, which operate three cultivation facilities within the state of Michigan with approximately 70,000 square feet of cultivation assets. In addition, Gage has plans through these license holders to expand to over 150,000 square feet of cultivation assets by mid 2022. Also, in 2020, Gage entered into agreements with third-party run cultivation facilities to grow flower for these license holders, which began receiving product from these third-party facilities in early 2021. In total, these agreements are expected to allow Gage, through the license holders, to significantly expand flower growing capacity.

As of December 31, 2021, Gage, through these license holders, has entered into eleven contract grow agreements (the “Grow Agreements”) with ten third-party Michigan cannabis license holders (“Contract Growers”) pursuant to which each Contract Grower will cultivate certain products, including “Gage” and “Cookies” branded products. According to the Grow Agreements, five license holders will provide certain cannabis genetics and advise on cannabis grow processes and quality control standards, and will be responsible for its own facility and cultivation processes. Additional production coming from each Contract Grower is expected to enable Gage to significantly increase the product availabilities across its provisioning centers as well as meeting consumer demand.

Gage is currently preparing its processing facility located in Monitor Township, Michigan to become operational. The processing facility will primarily be used to produce Gage’s in-house concentrate products. Currently, Gage is purchasing the majority of the concentrate products from third parties, which results in compressed margins.

Operating Businesses and Brands

Ilera Healthcare

Ilera is one of the initial five permitted vertically integrated cannabis cultivator, processor, and dispensary operators in the State of Pennsylvania. The grower/processor operation located in Waterfall, Pennsylvania encompasses a 150,000 square foot footprint. Ilera distributes its product line, which includes dried flower, vaporizables, concentrates, tinctures, and topicals broadly across dispensaries throughout Pennsylvania.

In addition, Ilera operates three Apothecarium-branded retail dispensaries, one in Plymouth Meeting, Pennsylvania opened in March 2018, a second in Lancaster, Pennsylvania opened in April 2020, with a third dispensary in Thorndale, Pennsylvania opened in July 2020. TerrAscend’s Pennsylvania dispensaries offer a variety of products and formats, produced by Ilera and other manufacturers, to ensure its pharmacists and wellness associates can provide an appropriate product to meet a particular patient’s needs.

On April 30, 2021, TerrAscend, through a wholly owned subsidiary WDB Holding PA, Inc. (“WDB Holding PA”), acquired Guadco, LLC and KCR Holdings LLC (collectively “KCR”). The transaction added three additional retail dispensaries located in Bethlehem, Allentown and Stroudsburg, Pennsylvania. Prior to the acquisition, TerrAscend owned 10% of KCR.

TerrAscend NJ

TerrAscend NJ is permitted to operate as an alternative treatment center in New Jersey’s northern region. Under New Jersey law, alternative treatment centers are vertically integrated and are able to cultivate and process medical cannabis, and operate up to three dispensaries. TerrAscend NJ is a majority-owned subsidiary of TerrAscend, whose minority partners are BWH NJ, LLC and Blue Marble Ventures, LLC. TerrAscend NJ owns a 16-acre site in Boonton Township, Morris County that currently has a cultivation and processing facility with a total footprint of approximately 140,000 square feet. TerrAscend has the ability to further increase the Boonton facility to 240,000 square feet. In addition to cultivation, TerrAscend NJ is also engaged in the extraction, processing and manufacturing of a wide range of branded form factors including, vaporizables, concentrates, topicals, tinctures and lozenges and currently operates two Apothecarium-branded dispensaries in Phillipsburg, and Maplewood, New Jersey. TerrAscend expects to open a third New Jersey dispensary in Lodi in the second quarter of 2022.

California Business, The Apothecarium Dispensaries, Valhalla and State Flower

The Apothecarium Dispensaries include a group of licensed, full-service dispensaries in northern California that provide quality cannabis to both medical patients and adult-use customers. The dispensaries are known for emphasizing education and customer service for seniors, first-time dispensary visitors, and patients with serious medical conditions. The focus is on providing guests with in-depth, one-on-one consultations from trained cannabis consultants. The Apothecarium Dispensaries also provide free cannabis education events that are open to the public. Guests may purchase their cannabis in the dispensaries or order online for pickup or delivery.

There are currently five The Apothecarium Dispensaries in California, including three in San Francisco, one in Berkeley and one in Capitola. The flagship dispensary located in the Castro district of San Francisco was named in 2017 the best-designed dispensary in the country by Architectural Digest.

Valhalla is a premier manufacturer of select cannabis-infused artisan edibles that are gluten free, in both gelatin and vegan varieties, and made with ingredients free of chemically formulated fertilizers, growth stimulants, antibiotics, or pesticides, all while maintaining eco-friendly practices.

State Flower is a producer of premium cannabis flower that is currently sold through dispensaries in California.

HMS

On May 3, 2021, TerrAscend, through a wholly owned subsidiary WDB Holdings MD, Inc. (“WDB MD”), acquired HMS. HMS is a cultivator and processor of medical cannabis in the state of Maryland. The cultivator/processor operation includes a 22,000 square foot facility located in Frederick, Maryland.

Arise

On January 15, 2019, Arise completed the acquisition of substantially all of the assets from Grander Distribution, LLC (“Grander”). Arise is currently engaged in the production and distribution of innovative hemp-derived wellness products utilizing the assets acquired from Grander. Arise’s whole-plant hemp extract products are made in the US and are available for sale in retail locations in the US.

TerrAscend Canada

TerrAscend Canada is a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis in Canada, and its current principal business activities include the sale of recreational (“recreational” or “adult-use”) cannabis to provincial cannabis wholesalers and retailers.

TerrAscend Canada operates out of a 67,300 square foot facility located in Mississauga, Ontario and is licensed to cultivate, process and sell cannabis for medical and non-medical purposes. These licenses allow for sales of dried cannabis, cannabis oil and extracts, topicals, and edibles. TerrAscend Canada sells products nationally under the Haven Street and Legend brands in the dried flower, vapes, and edibles categories.

A strategic decision was made to cease the growing and cultivation of cannabis in Canada in order to focus on more profitable distribution opportunities. The final harvest from its manufacturing facility occurred in September 2020.

Reorganization

Entry into the US Cannabis Market and Capital Reorganization

On October 9, 2018, TerrAscend announced its intention to pursue growth opportunities in the US cannabis market, including potential acquisitions of operators in states that have legalized cannabis for medical or recreational use. Although TerrAscend at the time did not engage in the business of, or derive any revenue from, the cultivation, distribution or possession of cannabis in the US, TerrAscend announced that it had identified certain acquisition prospects with significant market share and strong brand recognition. To support its new strategy, TerrAscend entered into an agreement with Canopy Growth Corporation (“Canopy Growth”), RIV Capital Inc. (formerly Canopy Rivers Inc.) (“RIV Capital”), and entities controlled by Jason Wild, chairman of TerrAscend (JW Opportunities Master Fund, Ltd., JW Partners, LP, and Pharmaceutical Opportunities Fund, LP) to reorganize the capital of TerrAscend (the “TerrAscend Reorganization”) and obtain waivers of certain contractual covenants that at the time, restricted TerrAscend from operating in the US. The TerrAscend Reorganization was implemented by way of a statutory plan of arrangement on the terms set out in the Arrangement Agreement and was subject to court approval, the approval of TerrAscend’s shareholders, and other customary conditions. The TerrAscend Reorganization was completed on November 30, 2018.

Acquisitions

Acquisition of Grander Assets

On December 24, 2018, TerrAscend announced the signing of a definitive agreement to acquire substantially all of the assets of Grander, a manufacturer and distributor of hemp-derived wellness products. The transaction closed on January 15, 2019. Substantially all of the operating assets of Grander were indirectly acquired by TerrAscend through a wholly owned subsidiary Arise. As consideration, TerrAscend paid $12.7 million, comprising $6.5 million in cash, 1,362,343 Common Shares, and $0.5 million in working capital adjustments. The fair value of the Common Shares was $5.1 million as at January 15, 2019. Subject to meeting certain earnings milestones, TerrAscend agreed to pay up to an additional $10 million in cash or share considerations. The total value of the potential purchase consideration payable by TerrAscend under the terms of the agreement was approximately $22.7 million, and the fair value of the contingent consideration was $0.6 million as at January 15, 2019. Based on performance of the Arise business during the measurement period, the milestones for the additional $10 million payment were not met and the total purchase consideration paid by TerrAscend remained $12.7 million.

Acquisition of The Apothecarium Dispensaries in Northern California

On June 6, 2019, TerrAscend closed a series of transactions to acquire controlling interests in three entities in California operating the retail dispensary brand known as “The Apothecarium.” The transactions also included the acquisition of entities that were seeking to operate two additional retail locations in Northern California, which were ultimately opened in Berkeley and Capitola, and Valhalla, a leading provider of premium edible products. TerrAscend acquired 49.9% of the outstanding equity interests of the entities operating the three San Francisco The Apothecarium Dispensary locations and TerrAscend has the right (or, in certain circumstances, obligation) to acquire the remaining equity interests of those entities post-closing, following receipt of certain regulatory approvals. As consideration, TerrAscend paid $71.8 million, comprising $36.8 million in cash, $1.1 million in the form of a working capital adjustment, contingent consideration of $3 million and 6,700 TerrAscend proportionate voting shares (“Proportionate Voting Shares”). The fair value of the share consideration at June 6, 2019 was $30.9 million. TerrAscend retains 100% of the economics of entities operating the three San Francisco locations and the Berkeley and Capitola locations of The Apothecarium Dispensaries through control of such entities.

Acquisition of Ilera

On September 16, 2019, TerrAscend acquired 100% of the equity of the entities comprising Ilera for total consideration of $225 million paid in a combination of cash and Common Shares. At closing, TerrAscend paid to the sellers $25 million in cash, subject to customary closing adjustments, an additional $25 million worth of Proportionate Voting Shares in the equity of TerrAscend equivalent to approximately 5,059.102 Proportionate Voting Shares (which are each exchangeable for 1,000

Common Shares), and $601,000 in working capital adjustments. Additional cash consideration of $175 million in aggregate was paid to the sellers based on Ilera achieving certain specified sales and profitability targets, with staged payments made in 2020 and 2021. On June 30, 2021 the final earn-out had been calculated and remaining fair value amount of $29.7 million was paid on that date.

Acquisition of State Flower

On January 23, 2020, TerrAscend obtained control of ABI SF LLC, owner of State Flower, a premium California cannabis brand that is currently sold through dispensaries in California. As consideration, the Company converted its previously issued note receivable and accrued interest in the amount of $3 million into a 49.9% equity interest in State Flower. The Company also recorded contingent consideration payable of $6.6 million, representing the expected consideration payable to acquire the remaining 50.1% of State Flower, which comprises 100% of its preferred shares, subject to regulatory approval. TerrAscend retains 100% of the economics of State Flower through control of ABI SF LLC and has the right to acquire the remaining equity interests of ABI SF LLC, for no additional consideration, following receipt of certain regulatory approvals. On December 31, 2021, the final earn-out has been calculated. The Company made a payment of $6,954 in January 2022. The remaining amount will be paid to the sellers of State Flower upon the Company’s acquisition of the remaining 50.1% of State Flower.

Acquisition of HMS

On May 3, 2021, TerrAscend, through a wholly owned subsidiary, WDB MD, acquired HMS, a cultivator of cannabis flower for the wholesale medical cannabis market in Maryland. TerrAscend acquired 100% of the equity of HMS Health and the rights to acquire 100% of the equity of HMS Processing, a processor of cannabis flower, post-closing following receipt of certain regulatory approvals, for total consideration of $24.5 million comprised of $22.4 million in cash and a $2.1 million note, which bears 5.0% annual interest, due April 2022. TerrAscend retains 100% of the economics of HMS through full ownership of HMS Health and a master services agreement with HMS Processing.

Acquisition of Keystone Canna Remedies

On April 30, 2021, TerrAscend, through a wholly owned subsidiary, acquired KCR. The transaction added three retail dispensaries located in Bethlehem, Allentown and Stroudsburg, Pennsylvania. Prior to the acquisition, TerrAscend owned 10% of KCR. TerrAscend acquired the remaining 90% of the equity for total consideration of $69.8 million comprised of $34.4 million in Common Shares, $20.5 million in cash, $7.1 million related to the fair value in previously owned shares, and a $6.8 million note which bears 10% annual interest, due April 2022.

New Jersey Partnership

On August 20, 2021, the Company purchased an additional 12.5% (previously owned 75%), with an option to purchase an additional 6.25% ownership, of the issued and outstanding equity of TerrAscend NJ from BWH NJ, LLC and Blue Marble Ventures, LLC for a total consideration of $50,000, which was paid during the year ended December 31, 2021. Upon closing of the agreement, the Company now owns 87.5% of the issued and outstanding equity of TerrAscend NJ.

The Company has the option to purchase an additional 6.25% ownership, for a total of 93.75%, at a predetermined valuation during the period commencing April 1, 2023 through June 15, 2023.

Acquisition of Gage

For more information regarding the Acquisition of Gage, please see Item 1 – “Business” – “Recent Developments” – “The Acquisition of Gage Growth Corp.”

Principal Products

The Company offers a competitive product portfolio in the jurisdictions in which it operates. Depending on the jurisdiction, the Company offers a variety of products, including, flower, concentrates, edibles and/or accessories. In addition, the Company has continually been at the forefront of developing and introducing innovative products to serve patients’ and customers’ unique needs. For example, effective August 18, 2021, TerrAscend NJ signed an exclusive agreement to supply Cookies licensed product to the New Jersey market and to bring “Cookies Corners” to its three dispensaries in New Jersey.

Principal Markets

The Company’s operations are currently limited to the US and Canada. In the US, the Company sells cannabis products in Pennsylvania, New Jersey, Maryland and California and with the recent consummation of the Gage Transaction, the Company now also sells cannabis products in Michigan. In Canada, the Company produces and sells products in all provinces and territories. The Company’s Arise business also sells whole-plant hemp extract products in retail locations across the US where legally permitted. TerrAscend’s business is not generally cyclical or seasonal in nature.

Distribution Methods

The Company distributes its branded products across dispensaries in Pennsylvania, New Jersey, Maryland and California and with the recent consummation of the Gage Transaction, the Company has begun managing distribution of cannabis products in Michigan. In Canada, the Company sells its products to provincial and territorial wholesalers and retailers. The Company’s Arise business also sells whole-plant hemp extract products in retail locations across the US where legally permitted.

Production Facilities

The Company currently operates seven cultivation, manufacturing and warehouse facilities in the US and Canada. See Item 2 – “Properties.”

Sources and Availability of Materials

The Company grows or procures the primary component of its finished products, namely cannabis. The Company’s cultivation operations are dependent on a number of key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other utilities.

Specialized Knowledge and Skills

All aspects of TerrAscend’s business requires specialized skills and knowledge. TerrAscend believes its team has developed and sourced business systems to effectively and efficiently operate its wholesale operations and retail cannabis operations across North America. The brand building, retail marketing and product development knowledge and skills of TerrAscend’s management team and employees will be essential to TerrAscend becoming a well-respected household name within the retail cannabis industry. Please see Item 1A – “Risk Factors” – “Risks Related to TerrAscend’s Business, Operations and Industry” – “The Company is dependent on suppliers and key inputs for the cultivation, extraction and production of cannabis products.”

Competitive Conditions

TerrAscend faces, and will continue to face, competition from new and existing licensed cannabis operators, competitors with existing retail operations, government owned retailers and the illicit market and other applicable participants in the cannabis wholesale and manufacturing industry. Some of the competitors of TerrAscend may have greater financial resources, market access and manufacturing and marketing experience than TerrAscend.

Increased competition by numerous independent cannabis retail outlets and larger and better financed competitors (including new entrants) could have a material adverse effect on TerrAscend.

TerrAscend’s competition can be grouped into the following categories:

(a)

Vertically Integrated Competitors: This class of competitors (which may include licensed producers of cannabis that are able to produce cannabis and cannabis products sold at retail stores of their affiliates) includes well-financed competitors with an established operating history in North America.

(b)

Existing Retailers: This class of competitors includes early-stage and semi-developed retail cannabis businesses, as well as established retail cannabis businesses, which may be well capitalized, and which may also have an established and longer retail operating history in North America.

(c)	Government Competition: This class of competitors includes government wholesalers that sell directly to consumers in the Provinces of British Columbia, Alberta and Ontario.
(d)

Illicit Market: This class of competitors includes individuals and businesses operating in the illicit market within various jurisdictions across North America. These competitors may divert sizeable commercial opportunities from TerrAscend.

(e)

Existing Wholesalers: This class of competitors includes early-stage and semi-developed wholesalers, as well as established wholesalers, which may be well capitalized, and which may also have an established and longer retail operating history in North America.

Protection of Intellectual Property

The ownership and protection of TerrAscend’s intellectual property rights is a significant aspect of TerrAscend’s future success. Currently the Company relies on trade secrets, technical know-how and proprietary information. The Company protects its intellectual property by seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information and entering into restrictive agreements with parties that have access to the Company’s inventions, trade secrets, technical know-how and proprietary information, such as TerrAscend’s partners, collaborators, employees and consultants, to protect confidentiality and ownership. The Company also seeks to preserve the integrity and confidentiality of its inventions, trade secrets, trademarks, technical know-how and proprietary information by maintaining physical security of the Company’s premises and physical and electronic security of its information technology systems.

In addition, the Company has sought and will continue to seek trademark protection in the US and Canada. TerrAscend’s ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada, including the US, where registered federal trademark protection is currently unavailable for trademarks covering marijuana-related products and services that are illegal under the CSA. Accordingly, TerrAscend’s ability to obtain intellectual property rights or enforce intellectual property rights against third party uses of similar trademarks may be limited in certain countries. The US Patent and Trademark Office released a policy on May 2, 2019 that clarifies that applications for trademarks for products that meet the definition of hemp could be accepted for registration, with certain exceptions.

Human Capital

As of December 31, 2021, TerrAscend employed 821 employees, none of whom were subject to a collective bargaining agreement. Of these employees, approximately 742 were full-time. The Company believes it has a good relationship with its employees.

TerrAscend believes in building a diverse team, and it strives to make the Company a welcoming space where everyone can make an impact on the Company’s success. TerrAscend encourages talented people from all backgrounds to join the Company and strives to make it a place of inclusion.

TerrAscend takes seriously the health and safety of the Company’s employees and customers and so, during the COVID-19 pandemic, the Company has implemented extended health and safety protocols in all of TerrAscend’s locations. These protocols require appropriate social distancing where work duties permit, allow individuals who are able to fulfill their work duties remotely to work from home, require masks and/or face coverings while individuals are in the workplace, institute regular cleaning and sanitization measures, and put in place appropriate reporting and communication procedures to ensure maintenance of required confidentiality while also providing sufficient information for employees to make educated decisions regarding their health. TerrAscend monitors and follows relevant guidance from the Center for Disease Control and other health and safety experts.

The Company is committed to providing a safe and secure work environment in accordance with applicable labor, safety, health, anti-discrimination and other workplace laws. TerrAscend strives for all the Company’s employees to feel safe and empowered at work. To that end, the Company maintains a hotline that employees can call, with the option of remaining anonymous, to voice concerns.

Information about our Executive Officers

The following table provides information regarding TerrAscend’s executive officers and their respective positions as of March 15, 2022.

Name	Age	Position

Jason Wild	49	Executive Chairman, Chairman of the Board of Directors and Director
Keith Stauffer	52	Chief Financial Officer
Ziad Ghanem	44	President and Chief Operating Officer

The Articles provide that the directors may, from time to time, appoint such officers as the directors determine. The directors may, at any time, terminate any such appointment. All members of management devote full time to the business of the Company and have entered into a non-competition or non-disclosure agreement with the Company.

Executive Officer Biographies

Jason Wild

Jason Wild has served as Executive Chairman of TerrAscend since March 23, 2021. Mr. Wild is also the President and Chief Investment Officer of JW Asset Management, LLC. Mr. Wild received his license as a pharmacist in 1997, and subsequently founded JW Asset Management, LLC in 1998, where he has worked as a professional portfolio manager for the past 20 years. Mr. Wild previously served as a Director of Arbor. Mr. Wild is a graduate of the Arnold and Marie Schwartz College of Pharmacy, where he received a bachelor’s degree in Pharmacy. The Company believes Mr. Wild is qualified to serve on the Board of Directors because of his extensive experience in mergers and acquisitions and cannabis industry knowledge.

Keith Stauffer

Keith Stauffer joined TerrAscend as Chief Financial Officer in April 2020. Mr. Stauffer has over 25 years of experience as a business executive holding various senior finance and leadership roles across multiple industries. Most recently, Mr. Stauffer served from August 2018 until March 2020 as Senior Vice President of Finance and Chief Financial Officer of the Global Consumer Beauty Division at Coty, Inc. (“Coty”), a $3B+ global division based in New York. In this role, Mr. Stauffer led a global finance team and partnered with division leadership and the Coty executive team to formulate and drive a business turnaround. Prior to his role at Coty, Mr. Stauffer spent 10 years at The Hershey Company holding various senior financial positions, including Vice President of Finance and Chief Financial Officer of the international business. Prior to Hershey, Mr. Stauffer held various positions at Dell Technologies and Procter & Gamble. Mr. Stauffer received a Bachelor of Science in Industrial Engineering from Purdue University and a Master of Business Administration from Purdue’s Krannert Graduate School of Management.

Ziad Ghanem

Ziad Ghanem joined TerrAscend as President and Chief Operating Officer in January 2022. Mr. Ghanem brings over 17 years of experience in large-scale healthcare services delivery, pharmacy and retail operations. Most recently, Mr. Ghanem served as President of all markets at Surterra Holdings, Inc. (doing business as Parallel), a privately held, vertically integrated, multi-state cannabis operator in the U.S., from November 2020 until January 2022. Prior to his role at Parallel, Mr. Ghanem served in a variety of roles at Walgreens Boots Alliance from August 2004 to November 2020, eventually serving as Senior Director of Global Pharmacy Development. Mr. Ghanem received a Doctor of Pharmacy from the University of Houston.

Licenses and Regulatory Framework in US

The Company and its subsidiaries, as applicable, currently hold all necessary state licenses and permits to carry on the activities it conducts. See Appendix A – “List of Licenses and Permits of TerrAscend Corp.”

Summary of US Cannabis Regulatory Regime

 The cannabis industry is subject to various state and local laws, regulations and guidelines relating to the cultivation, manufacture, distribution, sale, storage and disposal of medical and recreational cannabis, as well as laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. The US regulatory scheme varies in its terminology and definitions, using “cannabis”, “marijuana” and “hemp” as distinct terms. The regulatory environment governing the medical and recreational marijuana industries in the US, where state law permits such activities, are, and will continue to be, subject to evolving regulation by governmental authorities. Accordingly, there are a number of risks associated with investing in businesses in an evolving regulatory environment, including, without limitation, increased industry competition, rapid consolidation of industry participants and potential insolvency of industry participants.

38 states plus the District of Columbia, the Commonwealth of the Northern Mariana Islands, Puerto Rico, US Virgin Islands and Guam that have authorized medical marijuana and approximately 18 states plus the District of Columbia, Guam, and the Commonwealth of Northern Marina Islands who have authorized adult-use (i.e. recreational) marijuana. Notwithstanding the permissive regulatory environment of medical, and in some cases also recreational marijuana at the state level, marijuana remains a Schedule I drug under the CSA, making it illegal under US federal law to cultivate, manufacture, distribute, sell or possess marijuana in the US. Furthermore, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the US may form the basis for prosecution under applicable US federal money laundering legislation.

The US federal government’s approach to enforcement of marijuana laws has trended toward deference to state laws where a robust state regulatory framework exists. On August 29, 2013, the US Department of Justice (the “DOJ”) issued a memorandum known as the “Cole Memorandum” to all US Attorneys’ offices. The Cole Memorandum generally directed US Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that comply with state medical marijuana programs. The Cole Memorandum, while not legally binding and only a policy statement, assisted in managing the tension between state and federal laws concerning all medical and adult-use state-regulated marijuana businesses.

On January 4, 2018, the Cole Memorandum was rescinded by former Attorney General Sessions. While this did not create a change in federal law, the revocation added to the uncertainty of US federal enforcement of the CSA in states where marijuana use is regulated. Former Attorney General Sessions also issued a one-page memorandum known as the “Sessions Memorandum” which confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the US Attorney’s Manual. While the Sessions Memorandum does emphasize that marijuana is a Schedule I controlled substance, and states the statutory view that it is a “dangerous drug and that marijuana activity is a serious crime,” it does not otherwise indicate that the prosecution of marijuana-related offenses is a heightened DOJ priority. Furthermore, the Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion. Such prosecutorial discretion remains in the hands of US Attorneys when deciding whether or not to prosecute marijuana-related offenses.

On November 7, 2018, US Attorney General Jeff Sessions resigned as US Attorney General. On February 14, 2019, William Barr was confirmed by the US Senate as the next Attorney General. During one of his Senate confirmation hearings, Mr. Barr stated that he did not support cannabis legalization but would not prosecute cannabis businesses that comply with state laws. Mr. Barr stated further that he would not upset settled expectations that have arisen as a result of the Cole Memorandum.

On March 11, 2021, Merrick Garland was appointed US Attorney General. Mr. Garland indicated he would generally act in accordance with the Cole Memorandum, when, at his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.” He has not, however, reissued the Cole Memorandum or issued substitute guidance. While enforcement of federal laws against regulated state entities does not appear to be a US DOJ priority, the US DOJ may change its enforcement policies at any time, with or without advance notice.

For the reasons set forth herein, the Company’s existing investments in the US, and any future investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not lead to the imposition of certain restrictions on the Company’s ability to invest in the US or any other jurisdiction. Government policy changes or public opinion may also result in a significant influence over the regulation of the marijuana industry in the US or elsewhere. A negative shift in the public’s perception of marijuana in the US or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state and local jurisdictions to abandon initiatives or proposals to legalize medical or recreational marijuana, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on the Company’s business, financial condition and results of operations.

Additionally, under US federal law, it may be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of marijuana or any other Schedule I controlled substance. Banks and other financial institutions, particularly those that are federally chartered in the US, could be prosecuted and possibly convicted of money laundering for providing services to marijuana businesses. It may also be a violation of federal money laundering statutes for “federal health care law violations,” which include violations of the Federal Food, Drug, and Cosmetic Act (“FDCA”).

Violations of any US federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its marijuana licenses in the US, the listing of its securities on various stock exchanges, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. For the reasons set forth above, the Company’s investments and operations in the US may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada.

The Company may also be subject to a variety of laws and regulations domestically and in the US that relate to money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of

Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the US and Canada. Further, under US federal law, banks or other financial institutions that provide a marijuana business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to marijuana-related businesses. The FinCEN Memorandum clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on marijuana-related violations of the CSA and independently lists the federal government’s enforcement priorities as related to marijuana. Although the original FinCEN Memorandum is still in place, this supplementary Department of Justice guidance that accompanied the FinCEN Memorandum was rescinded when former Attorney General Sessions rescinded the Cole Memorandum. It is unclear whether the current administration will follow the guidelines of the FinCEN Memorandum, although immediately after the Sessions Memorandum, then-US Treasury Secretary Steven Mnuchin stated that the Treasury Department had no intention to rescind the FinCEN Memorandum but, instead, wanted to improve the availability of banking services in the state-regulated marijuana space. The position of current Treasury Secretary Janet Yellen is relatively unknown. In the foreseeable future, the Company expects any amounts payable by the Company from its subsidiaries to remain in the US to fund the further development of its businesses. The Company may also consider future debt or equity financings.

H.R. 1595, the SAFE Banking Act of 2019, which would expand financial services in the US to marijuana-related legitimate businesses and service providers, was introduced in the US House of Representatives (the “House”) on March 7, 2019 with bipartisan support. On April 11, 2019, S. 1200, the US Senate (the “Senate”) version of the SAFE Banking Act, was filed. This bill also has bipartisan support and more than a fifth of the total Senate, 27 members, co-sponsored it. On September 25, 2019, H.R. 1595 passed in the House by a vote of 321 to 103, but it stalled in the US Senate. The SAFE Banking Act passed the House again on May 15, 2020, when it was included in the COVID-19 stimulus bill, the Health and Economic Recovery Omnibus Emergency Solutions Act. However, that measure also stalled in the Senate. The SAFE Banking Act passed the House again on April 19, 2021 as H.R. 1996, by a vote of 321 – 101. The bill was received by the Senate and referred to the Committee on Banking, Housing and Urban Affairs, where it remained. On September 23, 2021, the House approved the National Defense Authorization Act (“NDAA”) that contained the provisions of the SAFE Banking Act. The SAFE Banking Act was subsequently removed from the NDAA by the House-Senate conference committee on December 7, 2021, and was not included in the final version of the NDAA. On February 4, 2022, the House passed the America COMPETES Act of 2022, which included the provisions of the SAFE Banking Act. The legislation is now before the Senate for its consideration.

Other legislation that has been introduced in the US that would make cannabis transactions easier and more predictable, include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Cannabis Administration and Opportunities Act (the “CAOA”). The MORE Act was first introduced in July 2019 by Representative Jerrold Nadler in the House, and in the Senate by then-US Senator Kamala Harris. If it were to become law, the MORE Act would remove cannabis as a Schedule I controlled substance under the CSA and make available US Small Business Administration funding for regulated cannabis operators. The MORE Act was reintroduced in the current US Congress (“Congress”) by Representative Nadler on May 28, 2021, with no corresponding bill introduced in the Senate. The CAOA was released as a discussion draft by US Senate Majority Leader Chuck Schumer, US Senator Ron Wyden, and US Senator Cory Booker in July 2021. If it were to become law it would, among other things, remove cannabis from the definition of a controlled substance under the CSA, allow states to set their own regulations for cannabis, and block states from prohibiting interstate commerce of regulated cannabis across their borders. Recently introduced into Congress is another bill, the States Reform Act (“SRA”), introduced by Rep. Nancy Mace (R-SC), which would repeal the federal prohibition of cannabis.

It is unlikely that the MORE Act, the CAOA, or the SRA will pass both the House and the Senate and be signed into law this year. Based on the momentum seen last year, legislative efforts to legalize cannabis or cannabis banking at the national level are likely to continue this year. Depending on the political winds and the outcome of federal elections, it is possible but not certain that one or more of these bills could become law sometime in the coming years.

Despite the rescission of the Cole Memorandum, one legislative safeguard for the medical marijuana industry remains in place. Congress has used a rider known as the Rohrabacher-Blumenauer Amendment in the fiscal year 2015, 2016 and 2017 Consolidated Appropriations Acts (the “RBA”) to prevent the federal government from using congressionally appropriated funds to enforce federal marijuana laws against regulated medical marijuana actors operating in compliance with state and local law. However, this measure does not protect adult-use marijuana businesses. As part of the $1.3 trillion federal spending bill enacted on March 23, 2018, Congress renewed the RBA through September 2018, and subsequently extended it further. The RBA is an appropriations rider that prohibits the DOJ from using federal funds to prevent states from implementing marijuana laws. The US Ninth Circuit in United States v. McIntosh held that the prohibition under the RBA also prevents the DOJ from spending federal funds to prosecute individuals who are engaged in conduct that is permitted by, and in compliance with, state medical marijuana laws. In July 2020, the House introduced a base appropriations bill with the RBA included, and this amendment was renewed through stopgap funding bills on October 1, December 11, December 18, December 20, and December 22, 2020, until an amendment was renewed through the passage and Presidential signing of H.R. 133, which was effective through September 30, 2021. On September 30, 2021, December 3, 2021, and February 18, 2022, President Biden signed short-term stopgap spending bills to extend current appropriations, most recently through March 11, 2022. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriation bills for future years.

State-Level Overview

The following section presents an overview of market and regulatory conditions for the marijuana industry in US states in which the Company has or is intending to have an operating presence and is presented as of the date of filing, unless otherwise indicated.

California

 In 1996, California voters passed Proposition 215, also known as the Compassionate Use Act, allowing physicians to recommend cannabis for an inclusive set of qualifying medical conditions including chronic pain. The law established a not-for-profit patient/caregiver system but there was no state licensing authority to oversee the businesses that emerged as a result of the system. In September of 2015, the California legislature passed three bills, collectively known as the Medical Marijuana Regulation and Safety Act. In 2016, California voters passed The Adult Use of Marijuana Act, which legalized recreational use cannabis for adults 21 years of age and older and created a licensing system for commercial cannabis businesses. Note, California defines “cannabis” to mean “marijuana.” On June 27, 2017, then-Governor Jerry Brown signed Senate Bill 94 into law, which combined California’s medicinal and recreational use cannabis frameworks into one licensing structure under the Medicinal and Adult-Use of Cannabis Regulation and Safety Act (“MAUCRSA”).

Pursuant to MAUCRSA: (i) CalCannabis, a division of the California Department of Food and Agriculture, was designated to issue licenses to cannabis cultivators: (ii) the Manufactured Cannabis Safety Branch (the “MCSB”), a division of the California Department of Public Health, was designated to issue licenses to cannabis manufacturers; and (iii) the California Department of Consumer Affairs, via its agency the Bureau of Cannabis Control (the “BCC”), was designated to issue licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses. These agencies were also charged with overseeing various aspects of implementing and maintaining California’s cannabis landscape, including the statewide track and trace system. All three agencies released their initial emergency rulemakings at the end of 2017 and updated them with minor revisions in June 2018. The three agencies adopted their permanent rulemakings on January 16, 2019. All three agencies began issuing temporary licenses in January 2018 and stopped doing so on December 31, 2018, pursuant to MAUCRSA.

Local authorization is a prerequisite to obtaining a state license, and local governments are permitted to prohibit or otherwise regulate the types and number of cannabis businesses allowed in their locality. All three state regulatory agencies require confirmation from the applicable locality that the operator is operating in compliance with local requirements and was granted authorization to continue or commence commercial cannabis operations within the locality’s jurisdiction. Applicants are required to comply with all local zoning and land use requirements and provide written authorization from the property owner where the commercial cannabis operations are proposed to take place, which must dictate that the applicant has the property owner’s authorization to engage in the specific state-sanctioned commercial cannabis activities proposed to occur on the premises. The State has not set a limit on the number of state licenses an entity may hold, unlike other states that have restricted how many cannabis licenses an entity may hold in total or for various types of cannabis activity. Although vertical integration across multiple license types is allowed under MAUCRSA, testing laboratory licensees may not hold any other licenses aside from a laboratory license. There are also no residency requirements for ownership of a state license under MAUCRSA.

California state licenses, and some local licenses, are renewed annually. Each year, licensees are required to submit a state renewal application to the relevant regulatory authority, and all applicable local renewal applications to the applicable local regulatory body (for local licenses) such as the Department of Cannabis Regulation in the City of Los Angeles.

On July 12, 2021, Governor Gavin Newsom signed AB-141 into law, triggering the consolidation of CalCannabis, the MCSB, and the BCC into the newly created Department of Cannabis Control (the “DCC”). The DCC was created in an effort to centralize regulatory authority and facilitate a more easily navigable regulatory regime. All licenses obtained under the previous regulatory authorities automatically transferred to the DCC, which will be responsible for issuing and renewing all cannabis licenses moving forward. In September 2021 the DCC issued emergency regulations, which were approved and went into effect the same month. The emergency regulations, among other things, include revised definitions clarifying who are considered to be owners or holders of a financial stake in cannabis businesses, and provisions allowing for the sale of branded products between businesses.

California’s robust regulatory system is designed to ensure, monitor, and enforce compliance with all aspects of a cannabis operator’s licensed operations. California’s state license application process additionally requires comprehensive criminal, regulatory, financial and personal disclosures, coupled with stringent monitoring and continuous reporting requirements designed to ensure only good actors are granted licenses and that licensees continue to operate in compliance with the state regulatory program. Applicants must submit standard operating procedures describing how the operator will, among other requirements, secure the facility, manage inventory, comply with the state’s seed-to-sale tracking requirements, dispense cannabis, and handle waste, as applicable to the license sought. Once licensed, an operator must continue to abide by the processes described in its application and seek regulatory approval before any changes to such procedures can be made. Licensees are additionally required to train their employees on compliant operations and are only permitted to transact with other legal and licensed businesses.

As a condition of state licensure, operators must consent to random and unannounced inspections of their commercial cannabis facility as well as all of the facility’s books and records, so as to monitor and enforce compliance with state law. Many localities have also enacted similar standards for inspections, and the state has already commenced site-visits and compliance inspections for operators who have received state temporary or annual licensure.

New Jersey

On January 18, 2010, the Compassionate Use Medical Marijuana Act (the “CUMMA”) came into force allowing patients with a limited number of qualifying medial conditions to access the state’s medical marijuana program. The New Jersey Department of Health (the “NJDOH”) issued regulations shortly thereafter authorizing the NJDOH to accept applications for a minimum of six alternative treatment centers (the “ATCs”), with two each to operate in the north, central and south regions of New Jersey.

CUMMA permits each ATC to operate as both a cultivator and dispensary under one permit. These activities can take place at up to two locations, as long as both locations are within the same region. The application process involves two stages. Those seeking an ATC permit must first submit an application seeking authority to apply for a permit to operate. Upon the granting of the application, the prospective ATC must then complete the application for actual permitting. Applications for authority to apply for a permit may only be submitted following solicitation from NJDOH for such applications. The first six permits for ATCs were awarded to nonprofit entities, with subsequent permits to be available to both nonprofit and for-profit entities. In 2013, CUMMA was amended to allow ATCs to cultivate an unlimited number of strains of marijuana and sell additional marijuana-infused products, and to restrict the same of marijuana-infused edible products to qualifying patients under the age of 18. With additional authorizations, ATCs may also house manufacturing facilities for marijuana-infused products such as syrups and lozenges. All marijuana is subject to a tetrahydrocannabinol (“THC”) limit of 10%, though NJDOH is proposing to repeal the regulation that establishes this limit.

Upon taking office on January 16, 2018, Governor Murphy expanded the medical program by issuing Executive Order No. 6, which ordered a 60-day review of all aspects of New Jersey’s current program, “with a focus on ways to expand access to marijuana for medical purposes.” In response to Executive Order No. 6, NJDOH released its EO 6 Report on March 23, 2018, which proposed significant changes to the existing medicinal program. In an effort to create greater patient access, the state immediately put into effect some of the recommended changes, including cutting registration and renewal fees, and expanding qualifying conditions.

On July 16, 2018, the Murphy Administration announced that the licensing application process would be opened for up to six additional vertically integrated medicinal marijuana ATCs. The NJDOH released a Notice of Request for Applications outlining the reason for issuing the licenses, eligibility rules and information required for the applications. The application period opened on August 1, 2018 and closed on August 31, 2018. Winning applicants were supposed to be selected on or before November 1, 2018 but this deadline was subsequently pushed to December due to administrative constraints. On December 17, 2018, NJDOH revealed the additional six medical marijuana ATCs it picked to add to the program. New Jersey will now have 12 vertically-integrated ATCs across the state, if these additional six applicant ATCs become operational. These six applicant ATCs now must pass background checks, provide evidence of cultivation and dispensary locations with municipal approval for each location, and comply with all regulations promulgated by the NJDOH, including safety and security requirements.

On March 25, 2019, a planned vote on legislative package including medical expansion and adult-use legalization was pulled due to a lack of votes necessary to pass the legislation through the state Senate. This setback came after significant momentum had helped to pass the bill through the appropriations and judiciary committees earlier in the month. After the package of cannabis reforms stalled, Governor Murphy announced he would be expanding the medical program through administrative action. This announcement has proved contentious as the Senate President claims any regulatory changes for medical cannabis would make securing the votes necessary to pass adult-use legalization more difficult. On May 14, 2019, the Senate President announced he would no longer work to advance adult-use legalization through the legislature and instead would pivot to put the issue before voters for the 2020 general election. While legalization stalled, bills to expand the state’s medical program and reform criminal penalties continued to move forward. On December 18, 2020, Governor Murphy signed A. 5981/S. 4154 into law, which facilitates the expungement of low-level marijuana crimes and other offenses. And, on November 3, 2020, New Jersey voters passed a ballot measure amending the New Jersey Constitution to permit the use of marijuana for adults over 21 years of age. The ballot measure will also allow New Jersey to regulate the growth, distribution, and sale of adult-use marijuana. On November 4, 2020, New Jersey Attorney General Gurbir S. Grewal issued a statement reminding New Jersey residents that the state’s criminal laws related to marijuana still apply until the state legislature enacts a framework for adult-use cannabis.

On February 22, 2021, Governor Murphy signed the New Jersey Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization Act (“CREAMMA”) into law, legalizing the use of marijuana by adults 21 years of age and older in New Jersey. On August 19, 2021, New Jersey’s Cannabis Regulatory Commission (“CRC”) published its first set of rules associated with adult-use cannabis in the state. These rules outline the details of licensing, the authority of municipalities, the operations of cannabis businesses, and the CRC’s authority over adult-use cannabis. Additional rules are expected as New Jersey’s adult-use program continues toward becoming operational. The goal date for adult-use cannabis sales to begin under CREAMMA was no later than 180 days after the adoption of initial rules promulgated under CREAMMA, or mid-February 2022. The CRC missed that deadline and has indicated that its new target date to launch adult-use cannabis sales is March 15, 2022. There is no guarantee the new date will be met.

Pennsylvania

The Pennsylvania medical marijuana program was signed into law on April 17, 2016 under Act 16 and provided access to state residents with one or more of 17 qualifying conditions, including: epilepsy, chronic pain and PTSD. The state originally awarded only 12 licenses to cultivate/process and 27 licenses to operate retail dispensaries (which entitled holders to up to three medical dispensary locations per retail license).

On March 22, 2018, it was announced that the final phase of the Pennsylvania medical marijuana program would initiate its rollout, which included 13 additional cultivation/processing licenses and 23 additional dispensary licenses. Additionally, the list of qualifying conditions was expanded from 17 to 21. On July 20, 2019, two more qualifying medical conditions were added, bringing the total to 23.

There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary. All cultivation/processing establishments and dispensaries must register with Pennsylvania Department of Health. Registration certificates are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. The Pennsylvania Department of Health must renew a permit unless it determines the applicant is unlikely to maintain effective control against diversion of medical cannabis and the applicant is unlikely to comply with all laws as prescribed under the Pennsylvania medical marijuana program.

Under applicable laws, the licenses permit the license holder to cultivate, manufacture, process, package, sell and purchase medical marijuana pursuant to the terms of the licenses, which are issued by the Pennsylvania Department of Health under the provisions of Medical Marijuana Act and Pennsylvania regulations. The medical cultivation/processing licenses permit the licensee to acquire, possess, cultivate, manufacture/process into medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries.

The retail dispensary licenses permit the Company to purchase marijuana and marijuana products from cultivation/processing facilities, as well as allow the sale of marijuana and marijuana products.

Maryland

 The Maryland medical cannabis program was signed into law on May 2, 2013. In 2016, the Maryland Medical Cannabis Commission issued preliminary licenses to 102 dispensaries, 15 cultivators, and 15 processors; the first dispensaries opened to patients in December 2017.

Maryland has three classes of cannabis licenses: dispensaries, cultivators, and processors. Wholesaling occurs between cultivators and processors, cultivators and dispensaries, and processors and dispensaries. Originally, no one Company could directly control multiple licenses of the same class, but this restriction was changed in May 2019 when Governor Hogan signed a bill that permitted a single company to own or control, including the power to manage or operate, up to four dispensaries. Dispensary locations are tied to the Senate District in which they were awarded, with the exception of dispensary licenses that were awarded to applicants who also were awarded a cultivation license. These dispensaries can be located at the discretion of the license holder. Permitted products include oil-based formulations, flower, and edibles.

In April 2018, the Maryland House and Senate approved a bill, which was later signed by Governor Hogan, that expanded the license pool, allowing for a maximum of seven additional cultivation licenses, for a total of 22, and 13 additional processing licenses, for a total of 28. As of March 1, 2022, there were approximately 95 licensed dispensaries, 18 licensed cultivators, and 19 licensed processors.

Michigan

In November 2008, Michigan residents approved the Michigan Compassionate Care Initiative to provide a legal framework for individuals with certain debilitating medical conditions to lawfully use marijuana for medicinal purposes. In September 2016, the Michigan Legislature passed, and Governor Snyder signed into law, the Medical Marihuana Facilities Licensing Act (the “MMFLA”) and the Marihuana Tracking Act (the “MTA”) to provide a comprehensive licensing and tracking scheme, respectively, for state’s medical marijuana program.

In 2018, Michigan voters approved Proposal 1, to make marijuana legal under state and local law for adults 21 years of age or older and to control the commercial production and distribution of marijuana under a system that licenses, regulates, and taxes the businesses involved. The proposal is known as the Michigan Regulation and Taxation of Marihuana Act (the “MRTMA” and together with the Michigan Medical Marihuana Act (the “MMMA”), the MMFLA, and the MTA, the “Michigan Cannabis Laws”).

Additionally, the Michigan Department of Licensing and Regulatory Affairs (“LARA”) and the MRA have supplemented the Michigan Cannabis Laws with administrative rules and bulletins to further clarify the regulatory landscape surrounding the state’s medical and adult use marijuana programs. The MRA is the main regulatory authority for the licensing and regulation of medical and adult use marijuana businesses, and is an agency within LARA.

Under the MMFLA, the MRA administrates five types of “state operating licenses” for medical marijuana businesses: (a) a “grower” license, including three different classes of licenses: (i) a Class A license that allows the licensee to cultivate up to 500 plants; (ii) a Class B license that allows the licensee to cultivate up to 1,000 plants; and (iii) a Class C license that allows the licensee to cultivate up to 1,500 plants, (b) a “processor” license, (c) a “secure transporter” license, (d) a “provisioning center” license and (e) a “safety compliance facility” license. Likewise, under the MRTMA, the MRA administers six types of “state licenses” for adult use marijuana business: (a) a “marihuana grower” license, including three different classes of licenses: (i) a Class A license that allows the licensee to cultivate up to 100 plants; (ii) a Class B license that allows the licensee to cultivate up to 500 plants; and (iii) a Class C license that allows the licensee to cultivate up to 2,000 plants, (b) a “marihuana processor” license, (c) a “secure transporter” license, (d) a “marihuana retailer” license, (e) a “marihuana safety compliance facility” license, and (f) a “marihuana microbusiness” license. However, MRTMA also allows the MRA to create additional license types through the administrative rulemaking process. To date, the MRA has created four additional license types: (a) a “designated consumption establishment” license, (b) an “excess marihuana grower” license, (c) a “marihuana event organizer” license, and (d) a “temporary marihuana event” license. Importantly, each excess marihuana grower license allows an entity that holds five adult use Class C grower licenses issued under MRTMA and at least two medical Class C grower licenses issued under the MMFLA to grow an additional 2,000 plants.

Under both MRTMA and the MMFLA, there are no stated limits on the number of licenses that can be made available on a state level; however, the MRA has discretion over the approval of applications and municipalities can pass additional restrictions, including limiting the number and type of licenses that can be issued within their jurisdiction. Additionally, a person or entity cannot possess or own both a grower/process/provisioning center and a secure transporter license or a safety compliance lab.

US Hemp Regime

The Agriculture Improvement Act of 2018 (commonly known as the “2018 Farm Bill”) was signed into law on December 20, 2018. The 2018 Farm Bill, among other things, removed “hemp” (including any part of the cannabis plant containing 0.3% THC or less), its extracts, derivatives, and cannabinoids from the CSA definition of “marihuana”, and allows for federally-sanctioned hemp production under the purview of the US Department of Agriculture (the “USDA”), in coordination with state departments of agriculture that elect to have primary regulatory authority. States and Tribal governments can adopt their own regulatory plans, even if more restrictive than federal regulations, so long as the plans meet minimum federal standards and are approved by the USDA. Hemp production in jurisdictions that do not choose to submit their own plans (and that do not otherwise prohibit hemp production) will be governed by USDA regulation. “Hemp” as defined in the 2018 Farm Bill, “means the plant Cannabis sativa L., and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not with a THC concentration of not more than 0.3% on a dry weight basis.”

While the 2018 Farm Bill removes hemp and hemp-derived products from the controlled substances list under the CSA, it does not legalize cannabidiol (“CBD”) in every circumstance. While not independently scheduled under the CSA, CBD, depending on the source from which it was derived and its THC concentration, can still be classified as a Schedule I substance under the CSA’s definition of “marihuana.” Further, although the 2018 Farm Bill creates a limited exception to this prohibition, this exception only applies if the CBD is derived from “hemp” as defined in federal law. Federal law also requires that: (i) the hemp is produced by a Licensed Producer; and (ii) in a manner consistent with the applicable federal and state regulations. CBD and other cannabinoids produced from marihuana as defined by the CSA remain an illegal Schedule I substance under federal law. In addition, many state laws include all CBD within definitions of marijuana and some states have policies or laws that otherwise prohibit or restrict CBD sales.

Notwithstanding the foregoing, the 2018 Farm Bill expressly preserves the US Food and Drug Administration’s authority to regulate certain products under the FDCA and Section 351 of the Public Health Service Act. The FDA takes the position that because CBD was the subject of substantial clinical investigations that have been made public and is the active ingredient in an FDA-approved drug (Epidiolex), it is therefore illegal to add to food and CBD products are excluded from the dietary supplement definition. While there is an exception for articles that were marketed as a conventional food or dietary supplement before the new drug investigations were authorized (or the new drug was approved), the FDA has asserted that, based on available evidence, the exception does not apply to CBD. As previously mentioned, the FDA takes the position that it is unlawful under the FDCA to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Despite FDA’s stated position, the agency has not, to date, been active in its CBD-related enforcement absent CBD products bearing aggressive therapeutic claims (e.g., claims of treatment of COVID-19, neuropathy, AIDS, diabetes, cancer, etc.). FDA could change its enforcement priorities at any time. The FDA has indicated that it will work towards providing ways for companies to seek approval from the FDA to market CBD products. In addition, options remain available for the FDA to consider whether there are circumstances in which certain cannabis-derived compounds might be permitted in a food or dietary supplement. Importantly, notwithstanding the FDA’s stated position prohibiting sales of CBD containing-foods and dietary supplements, the FDA has authority to issue a regulation allowing the use of a pharmaceutical ingredient, such as CBD, in a food or dietary supplement, even if such pharmaceutical ingredient was not previously marketed as a food or dietary ingredient prior to the initiation of clinical drug trials. Timing regarding if or when FDA might issue such a regulation is unclear.

States have also taken various approaches to the production and sale of hemp-derived food products. Many states have adopted the Uniform State Food, Drug, and Cosmetic Act, which was created in 1984 by the Association of Food and Drug Officials (the “AFDO”), the primary organization for state food and drug officials. The AFDO’s model Uniform Act includes a provision to automatically incorporate changes to the FDCA into state law. However, there is some variation between state Food, Drug, and Cosmetic Acts both because not all states have adopted this provision, and because not all states have adopted the Uniform Act. States that have adopted the Uniform Act generally prohibit the use of CBD in food and dietary supplements due to the FDA’s lack of approval for such uses of the substance, discussed above. For example, Michigan (among other states) prohibits the use of CBD in retail food and beverage products because of the FDA’s stated position. Like FDA, some states, despite having stated positions of the impermissibility of CBD foods and supplements, or any CBD products at all, enforcement is inconsistent, with some state regulators more active than others. Again, these enforcement priorities could change at any time.

Although hemp-derived CBD cannot be added or marketed in foods or dietary supplements, certain hemp derived substances, such as hemp seed oil, may be permissible in food, dietary supplements, cosmetics, and other products depending on whether the ingredients and finished products comply with the other requirements of the FDCA. For example, a substance that will be added to food is subject to premarket approval by the FDA unless it is generally recognized, among qualified experts, to be safe under the conditions of its intended use (“GRAS”). Pursuant to the FDCA, a food ingredient may be marketed in the US under any of the following three alternative criteria: (i) if it was approved by the FDA or USDA between 1938 and 1958 for the intended use (commonly referred to as a “prior sanction”); (ii) if it is GRAS for its intended use; or (iii) pursuant to a food additive regulation promulgated by the FDA. On December 20, 2018, the FDA issued GRAS approvals for three ingredients that are derived from parts of the cannabis plant that do not contain THC or CBD – hulled hemp seeds, hemp seed protein, and hemp seed oil. These three types of products can be legally marketed in human foods without food additive approval, provided they comply with all other requirements and do not make unlawful drug claims. It is worth noting that none of these GRAS products contain CBD.

The 2018 Farm Bill also contemplates a significant state presence in the regulation of hemp production, as the 2018 Farm Bill empowers states, US territories and Native American tribes to regulate the production and sale of hemp within their respective borders. To regulate commercial hemp production, states, US territories and Native American tribes must submit plans to the USDA setting out the processes associated with how the state, territory or tribe will regulate hemp production, including how it will gather information, test, inspect and dispose of hemp and its related byproducts. The Secretary of the USDA must approve or reject these plans within sixty days of receipt. If a state, territory or tribe chooses not to submit a plan to the USDA, potential producers will be able to apply directly to the USDA for licensing approval. States, territories and tribes may also enact stricter laws than those enacted at the federal level and may ban hemp production and sale within their respective jurisdiction.

Once implemented, in jurisdictions with USDA-approved state programs, it will be a violation of state law to cultivate hemp without a registration in compliance with state law, or in the case of a state or territory without a USDA-approved program, it will be a violation of federal law to cultivate hemp without a federally issued license.

The 2018 Farm Bill was signed into law on December 20, 2018. Importantly, however, the Industrial Hemp cultivation and research provisions contained in the Section 7606 of the Agricultural Act of 2014 (the “2014 Farm Bill”) will remain in effect pending the USDA’s rulemaking process and certain provisions of the law may not yet be effective. The federal rulemaking process may take more than one year to finalize, and the 2014 Farm Bill will be repealed one year after the USDA establishes regulations governing hemp production in states lacking their own USDA-approved plans. The scope of the 2014 Farm Bill is limited to cultivation that is: (i) for research purposes (inclusive of market research, which multiple federal agencies have confirmed includes commercial sales with a research purpose); (ii) part of an “agricultural pilot program” or other agricultural or academic research; and (iii) permitted by state law. Further, the 2014 Farm Bill defines “Industrial Hemp” as the plant Cannabis sativa L., and any part of such plant, whether growing or not, with a delta-9 THC concentration of not more than 0.3% on a dry weight basis. The USDA published its final rule on January 19, 2021. The USDA’s final rule establishes a federal licensing plan for regulating US hemp producers in states that do not have their own USDA-approved plans. In the absence of a state plan, US hemp producers will be subject to regulation directly by the USDA unless the state prohibits US hemp production. Additionally, the final rule includes requirements for maintaining information on the land where US hemp is produced, testing US hemp for THC levels, disposing of plants with more than 0.3 percent THC on a dry-weight basis and licensing for US hemp producers. The USDA’s final rule requires hemp producers to use a laboratory that is registered with the DEA, although the USDA is delaying enforcement of this requirement until December 31, 2022. The final rule also includes provisions for producers to dispose or remediate violative hemp plants without the use of a DEA-registered reverse distributor or law enforcement.

State-Level Overview

The following section presents an overview of market and regulatory conditions for the hemp industry in Florida, where the Company has an operating presence as of the date of this filing.

Florida

Florida continues to classify all cannabis as a Schedule I controlled substance, except medical marijuana grown and sold under the state’s medical marijuana program and, as of July 1, 2019, both hemp and industrial hemp. Florida defines “cannabis” in its criminal code to include, “all parts of any plant of the genus cannabis, whether growing or not; the seeds thereof; the resin extracted from any part of the plant; and every compound, manufacture, salt derivative, mixture, or preparation of the plant or its seeds or resin.” The term does not include “marijuana,” if manufactured, possessed, sold, purchased, delivered, distributed, or dispensed, in conformance with § 381.986 Florida’s Medical Marijuana Program statutes. This term also does not include “hemp” defined in § 581.217 or “industrial hemp” as defined in § 1004.4473.

On May 3, 2019, the Florida legislature passed SB1020, creating Florida’s hemp farming program governed by the Florida Department of Agriculture, legalizing cannabidiol and the sale and distribution of hemp extracts, and removing hemp and industrial hemp from the definition of cannabis under state law so that hemp is no longer a controlled substance in the state of Florida. On June 25, 2019, the bill was signed by the governor and went into on effect July 1, 2019. On April 16, 2020, Florida’s Hemp Plan was approved by USDA. Hemp cultivators may now apply for licensure online with the Florida Department of Agriculture. As part of the application, hemp cultivators must undergo a background check and must submit a Hemp Containment and Transportation Plan, among other requirements.

Regulatory Framework in Canada

Licenses and Regulatory Framework in Canada

The TCI License

TCI currently holds a standard cultivation license, standard processing license and license for sale for medical purposes under the Cannabis Act. This license expires on June 25, 2024. Under the TCI License, and subject to further requirements set out in the Cannabis Act, TCI may possess, obtain produce and sell cannabis, including sales of cannabis extracts, topicals and edibles, and oils, in accordance with the applicable Cannabis Regulations, subject to certain terms and conditions, including, without limitation, shipping security requirements, health warning messages, THC concentration limits, proper THC and CBD amount labeling, restriction on medical claims, record keeping requirements and notification requirements for adverse events. The Company obtained an amendment to the TCI License to allow for sales of cannabis extracts, topicals and edibles. Permitted activities related to cannabis extracts, topicals and edibles, like other forms of cannabis, includes strict terms and conditions that a Licensed Producer must comply with. See Appendix A– “List of Licenses and Permits of TerrAscend Corp.”

Summary of Canadian Regulatory Framework

On October 17, 2018, the Cannabis Act and Cannabis Regulations came into force as law with the effect of legalizing the recreational adult-use of cannabis and regulating the production, distribution and sale of cannabis and cannabis derived products (both medical and adult-use) within Canada. The Cannabis Act replaced the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) and the Old International Health Regulations (“IHR”), both of which came into force under the CDSA, which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner.

The Cannabis Act provides a licensing and permitting scheme for activities related to cannabis, implemented by regulations made under the Cannabis Act. The Cannabis Act maintains separate medical access to cannabis, including providing that import and export licenses and permits will only be issued in respect of cannabis for medical or scientific purposes or in respect of industrial hemp. Transitional provisions of the Cannabis Act provide that licenses and permits issued under the former ACMPR and the Narcotics Control Regulations (“NCR”) that were in force immediately before the day on which the Cannabis Act came into force are deemed to continue under the Cannabis Act.

The Cannabis Regulations (the “Regulations”), among other things, outline the rules for the legal cultivation, processing, research, testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Regulations include strict specifications for the plain packaging and labelling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production and processing sites.

The Cannabis Act and Regulations were amended on October 17, 2019 to provide for new classes of cannabis, namely edible cannabis, cannabis extracts and cannabis topicals, that are permitted to be sold in the medical and adult-use markets as well as to establish new regulatory controls to address the public health and safety risks associated with these new classes of cannabis. These controls include restrictions on product composition and ingredients, THC limits, and new requirements pertaining to promotion, packaging and labelling, good production practices and record keeping.

Pursuant to the Cannabis Act, subject to provincial regulations, individuals over the age of 18 are able to purchase fresh cannabis, dried cannabis, cannabis oil, cannabis extracts, cannabis topicals, edible cannabis and cannabis plants or seeds and are able to legally possess up to 30 grams of dried cannabis or equivalent. In addition, the Cannabis Act provides provincial, territorial and municipal governments the authority to prescribe regulations regarding retailing and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act such as increasing the minimum age for purchase and consumption, and limiting the ability of households to grow cannabis plants.

The Cannabis Regulations establish requirements relating to licenses; security, including clearances; cannabis products; packaging, labelling and promotion, health products and cosmetics containing cannabis and cannabis for medical purposes.

Licenses, Permits and Authorizations

The Cannabis Regulations establish six classes of licenses: (i) cultivation; (ii) processing; (iii) analytical testing; (iv) sale for medical purposes; (v) research; and (vi) cannabis drug. The Cannabis Regulations also create subclasses for cultivation licenses (standard cultivation, micro-cultivation and nursery) and processing licenses (standard processing and micro-processing). Different licenses and each sub-class therein, carry differing rules and requirements that are intended to be proportional to the public health and safety risks posed by each license category and each sub-class.

Licenses issued pursuant to the Cannabis Regulations may be issued for a period of no more than five years and identify the specific activities that the license holder is authorized to conduct. The Cannabis Regulations may also permit cultivation license holders to conduct both indoor and outdoor cultivation of cannabis, once outdoor cultivation is permitted, however no licensed activities can take place in a “dwelling-house” and all activities must take place on the authorized site (except for destruction, antimicrobial treatment and distribution). The implications of the proposal to allow outdoor cultivation are not yet known, but such a development could be significant as it may reduce start-up capital required for new entrants in the cannabis industry. It may also ultimately lower prices as capital expenditure requirements related to growing outside are typically much lower than those associated with indoor growing, which may benefit the Company in its capacity as a buyer.

Security Clearances

 Certain people associated with cannabis licensees, including, but not limited to, directors and officers of a license holder and any significant shareholders of the license holder, the key positions identified by license class (e.g. master grower, quality assurance person, head of security), and any individual or position specified by the Minister pursuant to Subsection 67(2) of the Cannabis Act, must hold a valid security clearance issued by the Minister. Under the Cannabis Regulations, the Minister may refuse to grant security clearances to individuals with associations to organized crime or with past convictions for, or an association with, drug trafficking, corruption or violent offences, among other reasons. Individuals who have histories of nonviolent, lower-risk criminal activity (for example, simple possession of cannabis, or small-scale cultivation of cannabis plants) are not automatically precluded from participating in the legal cannabis industry, and the grant of security clearance to such individuals is at the discretion of the Minister and such applications will be reviewed on a case-by-case basis.

Cannabis Tracking System and Reporting

Under the Cannabis Act, the Minister is authorized to establish and maintain a national cannabis tracking system. The Cannabis Tracking and Licensing System (the “CTLS”), a single-entry-point secure online platform, has since been established to track cannabis throughout the supply chain to help prevent the diversion of cannabis into, and out of, the illegal market. The CTLS applies to:

•	holders of federally issued licenses for cultivation, processing and sale for medical purposes, which are required to provide information to the Minister;
•	public provincial and territorial bodies that are authorized to sell cannabis under a provincial and territorial act, which are required to provide information to the Minister; and
•

private distributors and retailers, which are required to provide data to the public body authorized to sell cannabis or that authorizes sale under provincial and territorial legislation (typically a crown corporation or a provincial ministry).

The information required to be reported is extensive. Among other things, a holder of a license for cultivation, a license for processing or a license for sale for medical purposes that authorizes the possession of cannabis must, no later than the fifteenth day of each month, provide the Minister with certain prescribed information in respect of the site specified in the license. In addition, the CTLS web portal enables the submissions of new license applications, requests for amendments and license renewals and applications for security clearances.

Cannabis Products

Initially, the Cannabis Act and the Cannabis Regulations set out certain requirements for the sale of cannabis products at the retail level and initially permitted the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in “pre-rolled” and capsule form, by authorized license holders.

On October 17, 2019, the Federal Government legalized new classes of products; specifically, edible cannabis, cannabis extracts, and cannabis topical products pursuant to certain amendments to the Cannabis Act and Cannabis Regulations. The previous class, cannabis oil, was subject to a one year transition period to allow for existing cannabis license holders to transition their current products in order to comply with the amended Cannabis Regulations. Consequently, the Cannabis Act was amended with effect on October 17, 2020 to remove “cannabis oil” as a separate cannabis category from Schedule 4 of the Cannabis Act. Edible cannabis, cannabis extracts, and cannabis topical products, which are now available for sale, are subject to additional regulatory requirements that include supplemental marketing and advertising rules, further restrictions on labelling and packaging, rules relating to ingredients of edible cannabis and cannabis extracts, limits on THC content, and additional manufacturing and good production practice requirements. In addition, the Cannabis Regulations require processing license holders to notify Health Canada at least sixty days prior to the intended release of a new product to the market.

Packaging and Labelling

The Cannabis Regulations set out strict requirements pertaining to the packaging and labelling of cannabis products. These requirements are intended to promote informed consumer choice and allow for the safe handling and transportation of cannabis, while also reducing the appeal of cannabis to youth and promoting safe consumption. Cannabis package labels must include specific information, including, among other things: (i) product source information, including the class of cannabis and the name, phone number, and email of the cultivator or processor, as applicable; (ii) a mandatory health warning, rotating between Health Canada’s list of standard health warnings; (iii) the Health Canada standardized cannabis symbol; and (iv) information specifying THC and CBD content. The Cannabis Regulations require plain packaging for cannabis products including strict limits that apply to the use of colours, images, logos and other brand elements that may prevent or inhibit product differentiation.

Advertising and Promotions

The Cannabis Act and Cannabis Regulations contain strict restrictions on the promotion of cannabis products and generally prohibit the promotion of cannabis, cannabis accessories and services related to cannabis, unless the promotional activity is specifically authorized under the Cannabis Act. These prohibitions are intended to protect public health and safety, including protecting the health of young persons by restricting their access to cannabis and preventing the inducement of the use of cannabis, while allowing consumers to have access to information with which they can make informed decisions about the consumption of cannabis. In particular, the Cannabis Act provides for broad restrictions on the promotion, packaging and labelling, display, and sale and distribution of cannabis and cannabis accessories in order to prevent young persons from being exposed to such activities and to prevent the encouragement of consumption of cannabis. As such, the promotion, packaging and labelling, display and sale and distribution of cannabis and cannabis accessories takes place in a highly regulated environment which restricts the ability of license holders to brand and market their products in a manner consistent with other industries which are not subject to such controls. Various provinces and territories have enacted additional restrictions on the promotion of cannabis which are stricter than the federal regulations, including increasing the age restrictions provided for under the Cannabis Act and Cannabis Regulations.

Cannabis for Medical Purposes

Part 14 of the Cannabis Regulations sets out the regime for medical cannabis following legalization, which is substantively similar to that provided for under the former ACMPR, with adjustments to create consistency with rules for non-medical use, improve patient access, and reduce the risk of abuse within the medical access system. Patients who have the authorization of their healthcare practitioner will continue to have access to medical cannabis, either purchased directly from a Licensed Producer, by registering to produce a limited amount of cannabis for their own medical purposes or designating someone to produce cannabis for them.

Under the ACMPR regime, medical cannabis was sold online by Licensed Producers only, which did not change with the enactment of the Cannabis Act. However, after the introduction of the Cannabis Act and the legalization of cannabis for adult-use, users of medical cannabis may now elect to purchase cannabis from retailers of cannabis for adult-use. The Federal Government has stated its intention to review the medical cannabis system five years from the enactment of the Cannabis Act in order to determine whether to implement any further changes to the regulatory framework for medical cannabis.

With respect to starting materials for personal production, such as plants or seeds, they must be obtained from Licensed Producers. It is possible that this could significantly reduce the addressable market for the Company’s products and could materially and adversely affect the business, financial condition and results of operations of the Company. That said, management of the Company believes that many patients may be deterred from opting to proceed with these options since such steps require applying for and obtaining registration from Health Canada to grow cannabis, as well as the up-front costs of obtaining equipment and materials to produce such cannabis. See – “Competitive Conditions.”

Health Products and Cosmetics Containing Cannabis

Health Canada has taken a scientific, evidenced-based approach for the oversight of health products containing cannabis that are approved with health claims, including prescription and non-prescription drugs, natural health products, veterinary drugs and veterinary health products, and medical devices.

Prior to the coming into force of the Cannabis Act on October 17, 2018, cannabis was regulated as both a controlled substance under the Controlled Drugs and Substances Act, as well as a drug under the Food and Drugs Act (“FDA”). Under that legislative framework, activities with cannabis were generally prohibited, unless authorized under certain regulations such as the ACMPR, NCR, IHR and Food and Drug Regulations.

When the Cannabis Act came into force, cannabis was removed from the CDSA, and is now subject to restrictions under the new legislative framework while maintaining a partnership with the FDA for regulating health products in a coordinated way. Health products containing cannabis or for use with cannabis will remain subject to a number of requirements under the FDA to ensure appropriate controls for safety, efficacy, and quality, while separate requirements under the Cannabis Act will protect against risks to public health and safety, including diversion to the illegal market.

The Cannabis Exemption (Food and Drugs Act) Regulations exempt cannabis from the FDA unless, among other things, therapeutic claims are made in association with such products. For many of these products, such as drugs, natural health products and most classes of medical devices, pre-market approval is required. In addition, when the Cannabis Act and the Cannabis Regulations were enacted, the Natural Health Products Regulations under the FDA were amended to effectively prohibit cannabis products from being regulated as a natural health product. Instead, cannabis, if not exempt from the FDA, will be treated as a drug product.

With respect to cosmetic products, under the Cannabis Regulations, the use of cannabis and hemp derived ingredients (other than certain hemp seed derivatives containing no more than 10 parts per million THC) in cosmetics, are permitted, subject to the provisions of Health Canada’s Cosmetic Ingredient Hotlist and the IHR.

Provincial and Territorial Developments

While the Cannabis Act provides for the regulation by the Federal Government of, among other things, the commercial cultivation and processing of cannabis and the sale of medical cannabis, it also provides that the provinces and territories of Canada have authority to regulate certain aspects of adult-use cannabis, such as distribution and sale, minimum age requirements, places where cannabis can be consumed, and a range of other matters.

The governments of every Canadian province and territory have implemented their regulatory regimes for the distribution and sale of cannabis for adult-use purposes. Most provinces and territories have announced a minimum age of 19 years old, except for Alberta, where the minimum age is 18, and Québec, where the minimum age is 21. A summary of the legislative framework in each province and territory is set out below.

British Columbia

The distribution and sale of recreational cannabis in British Columbia is primarily governed by the Cannabis Control and Licensing Act, the Cannabis Distribution Act and the related regulations. The British Columbia Liquor Distribution Branch is the province’s wholesale distributor of cannabis and operates retail and online sales. Private retail stores are also permitted and are licensed by the Liquor and Cannabis Regulation Branch.

Alberta

 The distribution and sale of recreational cannabis in Alberta is primarily governed by the Gaming, Liquor and Cannabis Act and the related regulations. The Alberta Gaming, Liquor and Cannabis Commission (the “AGLC”) is the sole wholesale distributor of cannabis in the province. Sales of cannabis are permitted through privately run retail stores and online by the AGLC.

Saskatchewan

The distribution and sale of recreational cannabis in Saskatchewan is primarily governed by The Cannabis Control (Saskatchewan) Act and the related regulations. Both the wholesale and retail sale of cannabis (both in store and online) is conducted by private companies in Saskatchewan, which is in turn regulated by the Saskatchewan Liquor and Gaming Authority.

Manitoba

The distribution and sale of recreational cannabis in Manitoba is primarily governed by the Liquor, Gaming and Cannabis Control Act and the related regulations. Cannabis in the province is distributed by Manitoba Liquor and Lotteries Corporation. Retail and online sales of cannabis are conducted by private retailers under the regulation of the Liquor, Gaming and Cannabis Authority of Manitoba.

Ontario

The distribution and sale of recreational cannabis in Ontario is primarily governed by the Cannabis Control Act, 2017, the Cannabis Licence Act, 2018 and the related regulations. The Ontario Cannabis Retail Corporation is the wholesale distributor of cannabis and conducts all online sales in the province.

Québec

The distribution and sale of recreational cannabis in Quebec is primarily governed by the Cannabis Regulation Act and the related regulations. The Société Québécoise du Cannabis is the exclusive distributor of cannabis in the province and is the sole retail and online vendor.

New Brunswick

The distribution and sale of recreational cannabis in New Brunswick is primarily governed by the Cannabis Control Act and the related regulations. The distribution and sale of cannabis, both online and in store, is exclusively conducted by the New Brunswick Cannabis Management Corporation.

Nova Scotia

The distribution and sale of recreational cannabis in Nova Scotia is primarily governed by the Cannabis Control Act and the related regulations. Recreational cannabis is distributed and sold at retail locations and online by the Nova Scotia Liquor Corporation.

Newfoundland and Labrador

The distribution and sale of recreational cannabis in Newfoundland and Labrador is primarily governed by the Cannabis Control Act and the related regulations. Recreational cannabis is sold through private stores, with the Newfoundland and Labrador Liquor Corporation (“NLC”) conducting online sales and regulating distribution. The NLC also has the option to open public stores in areas that do not attract private retailers.

Prince Edward Island

The distribution and sale of recreational cannabis in Prince Edward Island is primarily governed by the Cannabis Control Act and the related regulations. Cannabis is distributed and sold at retail locations and online by the PEI Cannabis Management Corporation.

Yukon

The distribution and sale of recreational cannabis in Yukon is primarily governed by the Cannabis Control and Regulation Act and the related regulations. The Yukon Liquor Corporation is responsible for distributing cannabis in the territory. Sales of cannabis are permitted through privately run retail stores and online by the Yukon Liquor Corporation.

The Northwest Territories

The distribution and sale of recreational cannabis in the Northwest Territories is primarily governed by the Cannabis Products Act and related regulations. The Northwest Territories Liquor Commission is responsible for the distribution and sale of cannabis through existing liquor stores and online sales, with private retail contemplated in the future.

Nunavut

The distribution and sale of recreational cannabis in Nunavut is primarily governed by the territorial Cannabis Act. At this time, the Nunavut Liquor and Cannabis Commission has designated two agents to provide cannabis in the territory through online sales but has issued a request for proposals for other potential suppliers. There is no guarantee that the provincial and territorial frameworks supporting the legalization of cannabis for recreational use in Canada will continue on the terms outlined above or at all or will not be amended or supplemented by additional legislation.

Compliance

In the US, the Company is in compliance with all state laws and the related cannabis licensing framework of Maryland, Pennsylvania, New Jersey, California, and Michigan. In Canada, the Company is in compliance with all applicable federal, provincial and territorial laws and regulations, including the Cannabis Act and the Cannabis Regulations. There are no current incidences of noncompliance, citations or notices of violations outstanding which may have an impact on the Company’s licenses, business activities or operations in these states. Notwithstanding the foregoing, like all businesses, the Company may from time-to-time experience incidences of noncompliance with applicable rules and regulations in the states in which the Company operates, and such non-compliance may have an impact on the Company’s licenses, business activities or operations in the applicable states. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in all states in which the Company operates.

Available Information

The Company’s website address is www.terrascend.com. Through this website, the Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this Form 10-K.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

The following risks should be carefully considered when deciding whether to make an investment in TerrAscend. Some of the following factors are interrelated and, consequently, investors and readers should treat such risk factors as a whole. These risks and uncertainties are not the only ones that could affect TerrAscend, and additional risks and uncertainties not currently known to TerrAscend, or that it currently considers not to be material, may also impair the business, financial condition and results of operations of TerrAscend and/or the value of its securities. If any of the following risks or other risks occur, they could have a material adverse effect on TerrAscend business, financial condition and results of operations and/or the value of TerrAscend’s securities. There is no assurance that any risk management steps taken by TerrAscend will avoid future loss due to the occurrence of the risks described below, or other unforeseen risks.

Regulatory and Legal Risks to the Company’s Business Due to the Nature of the Industry

There is a substantial risk of regulatory or political change with respect to cannabis, which could have a material adverse effect on TerrAscend’s business.

In the US, the operations of TerrAscend and its subsidiaries are subject to a variety of laws, including, among other things, state and local regulations and guidelines relating to the cultivation, manufacture, management, transportation, distribution, sale, storage and disposal of cannabis. Changes to such laws, regulations and guidelines due to matters beyond the control of TerrAscend may cause adverse effects to TerrAscend’s business, financial condition and result of operations. Local, state and federal laws and regulations governing cannabis for medicinal and recreational purposes are broad in scope and are subject to evolving interpretations, which could require TerrAscend to incur substantial costs associated with bringing TerrAscendʼs operations into compliance. In addition, violations of these laws, or allegations of such violations, could disrupt TerrAscendʼs operations and result in a material adverse effect on its financial performance. It is beyond TerrAscendʼs scope to predict the nature of any future change to the existing laws, regulations, policies, interpretations or applications, nor can TerrAscend determine what effect such changes, when and if promulgated, could have on TerrAscendʼs business.

The Cannabis Act came into force in Canada on October 17, 2018 along with various related regulations. The cultivation, processing, distribution and sale of cannabis, among other things, remains subject to extensive regulatory oversight under the Cannabis Act. It is possible that these statutory requirements, including any new regulations that are subsequently issued, could significantly and adversely affect the business, financial condition and results of operations of TerrAscend.

While the foregoing activities in respect of cannabis are under the regulatory oversight of the Government of Canada, the distribution of recreational use cannabis is the responsibility of the respective provincial and territorial governments. These jurisdictions have chosen varying retail frameworks with private, public and hybrid models being implemented. There is no guarantee that provincial and territorial legislation regulating the distribution and sale of cannabis for recreational purposes will be continued according to their current terms, that they will not be materially amended or that such regimes will create the growth opportunities that TerrAscend currently anticipates.

In addition, government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in Canada, the US or elsewhere. A negative shift in the public’s perception of medical or recreational cannabis in Canada, the US or any other applicable jurisdiction could affect future legislation or regulation. Among other things, a shift could cause state and local jurisdictions to abandon initiatives or proposals to legalize medical or recreational cannabis, thereby limiting the number of new state jurisdictions into which TerrAscend could expand. Any inability to fully implement

TerrAscendʼs expansion strategy may have a material adverse effect on TerrAscendʼs business, financial condition and results of operations.

Compliance with regulations regarding cannabis is difficult, because the regulation of cannabis is uncertain and frequently changes. The Company’s failure to comply with applicable laws regarding cannabis may adversely affect the Company’s business.

Achievement of TerrAscendʼs business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of its products. TerrAscend cannot predict the impact of the compliance regime, the applicable regulatory bodies in the US and Canada are implementing that effect the business of TerrAscend. Similarly, TerrAscend cannot predict the time required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. The impact of governmental compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on the business, results of operations and financial condition of TerrAscend.

TerrAscend will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or restrictions on TerrAscendʼs operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to TerrAscendʼs operations, result in increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of TerrAscend.

The cannabis industry is subject to extensive controls and regulations, which may significantly affect the financial condition of market participants. The marketability of any product may be affected by numerous factors that are beyond the control of TerrAscend and which cannot be predicted, such as changes to government regulations, including those relating to taxes and other government levies which may be imposed. Changes in government levies, including taxes, could reduce TerrAscendʼs earnings and could make future capital investments or TerrAscendʼs operations uneconomic. The industry is also subject to numerous legal challenges, which may significantly affect the financial condition of market participants and which cannot be reliably predicted.

TerrAscend’s business relies heavily on its ability to obtain and maintain required licenses, and failure to do so may adversely affect TerrAscend’s business.

TerrAscendʼs ability to grow, store and sell medical and adult-use cannabis and cannabis oil in certain US states and Canada is dependent on TerrAscend maintaining licenses with applicable regulators for both oil and dried cannabis production and the sale of dried cannabis. Failure to comply with the requirements of its licenses or any failure to maintain its licenses would have a material adverse impact on the business, financial condition and operating results of TerrAscend.

TerrAscend and its subsidiaries, as applicable, will apply for, as the need arises, all necessary licenses and permits to carry on the activities it expects to conduct in the future. However, the ability of TerrAscend or its subsidiaries to obtain, maintain or renew any such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies in foreign jurisdictions.

In certain states, the cannabis laws and regulations limit, not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person may own. TerrAscend believes that, where such restrictions apply, it may still capture significant share of revenue in the market through wholesale sales, exclusive marketing relations, provision of management or support services, franchising and similar arrangement with other operators. Nevertheless, such limitations on the acquisition of ownership of additional licenses within certain states or enforcement by regulators in certain states against such services arrangements may limit TerrAscendʼs ability to grow organically or to increase its market share in such states.

As a cannabis business, TerrAscend is subject to unfavorable tax treatment under the Internal Revenue Code.

Tax risk is the risk of changes in the tax environment that would have a material adverse effect on TerrAscendʼs business, results of operations, and financial condition. Currently, state licensed marijuana businesses are assessed a comparatively high effective federal tax rate due to Section 280E of the Internal Revenue Code of 1986, as amended, which prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the US that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses. Given these facts, the impact of any such challenge cannot be reliably estimated; however, it may be significant to the financial condition and/or the overall operations of TerrAscend.

If the Company’s tax positions were to be challenged by federal, state, local or foreign tax jurisdictions, the Company may not be wholly successful in defending its tax filing positions. TerrAscend records reserves for unrecognized tax benefits based on its assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining the Company’s tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If the Company’s tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, or the Company may be required to reduce the carrying amount of its net deferred tax asset, either of which could be significant to the Company’s financial condition or results of operations.

Cannabis remains illegal under US federal law, and enforcement of cannabis laws could change. TerrAscend may be subject to action by the US federal government due to its involvement with cannabis, and such action could materially adversely affect the Company’s business.

While some states in the US have authorized the use and sale of cannabis in some form, it remains illegal under US federal law. On January 4, 2018, then-US Attorney General Jeff Sessions issued a memorandum to US Attorneys which rescinded previous guidance from the US Department of Justice specific to cannabis enforcement in the US, including the Cole Memorandum, which stated that the US Department of Justice would not prioritize the prosecution of cannabis-related violations of US federal law in jurisdictions that had enacted laws legalizing medical cannabis in some form and had implemented strong and effective regulatory and enforcement systems. With the Cole Memorandum rescinded, US federal prosecutors have greater discretion in determining whether to prosecute medical cannabis-related violations of US federal law; there was never such a policy statement in relation to US state and territories with adult use cannabis programs. Because TerrAscend engages in cannabis-related activities in the US, an increase in federal enforcement efforts with respect to current US federal laws applicable to cannabis could cause financial damage to TerrAscend. In addition, TerrAscend is at risk of being prosecuted under US federal law and having its assets seized.

TerrAscendʼs exposure to US cannabis related activities are as follows:

		At December 31, 2021	At December 31, 2020
Current assets		$82,328	$52,968
Non-current assets		407,675	288,063
Current liabilities		61,255	81,494
Non-current liabilities		164,977	149,452

	At December 31, 2021	At December 31, 2020	At December 31, 2019
Revenue, net	$190,847	$125,207	$26,684
Gross profit (loss)	110,783	85,520	10,250
Income (loss) from operations	26,503	38,702	(6,976)
Net loss attributable to controlling interest	(2,506)	(5,582)	(114,674)

Violations of any US federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the US federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on TerrAscend, including its reputation and ability to conduct business, the listing of its securities on various stock exchanges, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for TerrAscend to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

Unlike in Canada which has federal legislation uniformly governing the cultivation, distribution, sale and possession of cannabis under the Cannabis Act, investors are cautioned that in the US, cannabis is largely regulated at the state level. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA in the US and as such, is in violation of federal law in the US. Further, there can be no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. It is also important to note that local and city ordinances may strictly limit and/or restrict the distribution of cannabis in a manner that will make it extremely difficult or impossible to transact business in the cannabis industry.

As stated above, Congress has passed appropriations bills each of the last several years, since 2014, to prevent the federal government from using congressionally appropriated funds to enforce federal marijuana laws against regulated medical marijuana actors operating in compliance with state and local law. Most recently, on September 30, 2021 and December 3, 2021, President Biden signed short-term continuing resolutions to extend current appropriations, most recently through February 18, 2022. The continuing resolution contains, among other things, the RBA, which prevents the federal government from using congressionally appropriated funds to enforce federal marijuana laws against regulated medical marijuana actors operating in compliance with state medical cannabis laws.

The US Court of Appeals for the Ninth Circuit has construed these appropriations bills to prevent the federal government from prosecuting individuals when those individuals comply with state medical cannabis laws, and has vacated numerous convictions and sent the cases back to the trial courts for further determination. However, because this conduct continues to violate federal law, American courts have observed that should Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business—even those that have fully complied with state law—could be prosecuted for violations of federal law. If Congress restores funding, for example by declining to include the RBA in a budget resolution, or by failing to pass necessary budget legislation and causing another government shutdown, the government will have the authority to prosecute individuals for violations of the law before it lacked funding under the five-year statute of limitations applicable to non-capital CSA violations. Additionally, it is important to note that the appropriations protections only apply to medical cannabis operations and provide no protection against businesses operating in compliance with a state’s recreational cannabis laws.

The Department of Justice or a federal prosecutor could allege that TerrAscend and the Company’s Board of Directors (the “Board of Directors” or the “Board”) and, potentially its shareholders, “aided and abetted” violations of federal law by providing finances and services to its operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor would seek to seize the assets of TerrAscend and to recover the “illicit profits” previously distributed to shareholders resulting from any of the foregoing financing or services. In these circumstances, TerrAscend’s operations could cease, TerrAscend securityholders may lose their entire investment and directors, officers and/or TerrAscend shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Violations of any federal laws could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on TerrAscend, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, the listing of its securities on any securities exchanges, its financial position, operating results, profitability or liquidity or the market price of its listed securities. An investor’s contribution to and involvement in TerrAscend’s activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment.

Although the 2018 Farm Bill, among other things, generally removes hemp from the controlled substances list under the CSA, it does not legalize CBD generally. In particular, the 2018 Farm Bill preserves the FDAʼs authority to regulate products containing cannabis or cannabis-derived compounds. Pursuant to a statement released December 20, 2018, Frequently Asked Questions on the FDAʼs website, and numerous public statements, the FDA has taken the position that all CBD is a drug ingredient and therefore illegal to add to food or health products without its approval or further action by the FDA. The FDA considers products containing CBD or other cannabis-derived compounds the same as any other FDA-regulated products and takes the position that they are subject to the same authorities and requirements as similarly regulated products, including but not limited to required approvals for food ingredients and dietary supplements based on safety standards. Importantly, the FDA has taken the position that it is unlawful under the FDCA to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, food or dietary supplements, regardless of whether the substances are hemp derived. The FDA has however indicated that it will work towards providing ways for companies to seek approval from the FDA to market CBD products. Further, many state criminal laws and food and drug laws prohibit or restrict the production and/or sale of hemp-derived CBD products. TerrAscendʼs US hemp operations will be subject to FDA oversight. There is no guarantee that TerrAscend will be able to obtain necessary approval from regulatory authorities for its products in the US.

TerrAscendʼs activities and operations in the US are, and will continue to be, subject to evolving regulation by governmental authorities. The approach to the enforcement of cannabis laws may be subject to change or may not proceed as previously outlined. The USDA will promulgate additional rules governing the production of hemp in the US, with many states in the process of amending state laws to regulate hemp production and the sale of hemp-derived products within their borders. In addition, the FDA is expected to make determinations as to how CBD products will be regulated and is expected to issue a substantial change in its regulation of dietary supplements generally. Accordingly, there are significant changes in both federal and state law that may materially impact TerrAscendʼs operations.

The Company’s business is subject to applicable anti-money laundering laws and regulations and have restricted access to capital markets, banking and other financial services, which may adversely affect TerrAscend’s business.

Since the use of cannabis is currently illegal under US federal law, and in light of considerations related to money laundering and other federal financial crime related to cannabis in the US banking industry, US banks have been reluctant to accept or deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept its business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the US are largely cash-based. This complicates the implementation of financial controls and increases security issues.

While TerrAscend is not able to obtain financing in the US from banks or other US federally regulated entities, TerrAscend has been able to access equity financing through private markets in both the US and Canada. Commercial banks, private equity firms, and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high-net-worth individuals and family offices that have made meaningful investments in companies and businesses similar to TerrAscend. Although there has been an increase in the amount of private funding available over the last several years to companies that are active in the cannabis industry in North America, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to TerrAscend when needed or on terms which are acceptable to TerrAscend. TerrAscendʼs inability to raise financing to fund its capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.

Under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act, financial transactions in the US involving proceeds generated by cannabis-related conduct can form the basis for prosecution. The FinCEN division of the US Department of Treasury has provided guidance for how financial institutions can provide services to the cannabis-related businesses consistent with the obligations under the Bank Secrecy Act.

Previously, DOJ directed its federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. In January 2018, the DOJ revoked the Cole Memorandum and related memorandum. While the impact remains unclear, the revocation has created uncertainty. For instance, federal prosecutors may increase enforcement activities against institutions or individuals who are engaged in financial transactions related to cannabis activities, or there may be a negative impact to the continuation of financial services in the US with regard to cannabis-related activities. Consequently, businesses involved in the regulated medical-use cannabis industry may experience difficulties establishing banking relationships, and such difficulties may increase over time. If TerrAscend were to experience any inability to access financial services in the US, including its current bank accounts, this would have a direct impact on the ability for TerrAscend to operate its businesses. This impact would increase TerrAscendʼs operating costs, and pose additional operational, logistical, and security challenges that could impede its inability to implement its business plans.

The US federal prohibitions on the sale of marijuana may result in TerrAscend and its partners being restricted from accessing the US banking system and they may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to TerrAscendʼs banking institutions not accepting payments and deposits. TerrAscend is at risk that any bank accounts it has could be closed at any time. Such risks increase costs to TerrAscend. TerrAscendʼs activities in the US, and any proceeds thereof, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the US. This may restrict the ability of TerrAscend to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while TerrAscend has no current intention to declare or pay dividends on its Common Shares in the foreseeable future, TerrAscend may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time. The guidance provided in the FinCEN Memorandum as described above may change depended on the position of the US government administration at any given time and is subject to revision or retraction in the future, which may restrict TerrAscendʼs access to banking services.

TerrAscend operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where the Company carries on business, which could negatively affect TerrAscend’s business.

Given the complexity of the US regulation of the cannabis industry, certain requirements may prove to be excessively onerous or otherwise impractical for TerrAscend to comply with. This may result in the exclusion of certain business opportunities from the list of possible transactions that TerrAscend would otherwise consider. Further, US laws and regulations at the local, state, and federal levels which apply to the cannabis industry are continually changing, and it is difficult to determine if future changes could detrimentally affect the operations of TerrAscend. Given the broad scope of cannabis laws and regulations, these are subject to evolving interpretations. This continued evolution could require TerrAscend to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt TerrAscendʼs businesses and result in a material adverse effect on its operations.

TerrAscendʼs continued compliance with regulatory requirements enacted by government authorities and obtaining all regulatory approvals, where necessary, for the sale of its products, including maintain and renewing all applicable licenses, is crucial to the successful execution of TerrAscendʼs strategies. The commercial cannabis industry is an emerging industry in the US, and TerrAscend cannot forecast the impact of the compliance regime to which they will be subject. Similarly, TerrAscend cannot predict its ability to secure all appropriate regulatory approvals for any of its products, or the extent of testing or related documentation that may be required by governmental authorities. Delays in obtaining, or failure to obtain, regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have adverse effect on the business, financial condition, and operating results of TerrAscend. Without limiting the foregoing, TerrAscendʼs failure to comply with the requirements of any underlying licenses or any failure to maintain any underlying licenses would have a material adverse impact on its business, financial condition, and operating results. It is uncertain whether any required licenses for the operation of TerrAscendʼs business will be extended or renewed in a timely manner, if at all, or that if they are extended or renewed, that the licenses will be extended or renewed on the same or similar terms.

The Company’s products may be subject to product recalls or returns, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and management attention.

TerrAscendʼs products may be subject to recall or return for a variety of reasons, including product defects such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of TerrAscendʼs products are recalled due to an alleged product defect or for any other reason, TerrAscend could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection therewith. TerrAscend may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although TerrAscend has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the products produced by TerrAscend were subject to recall, the image of that product and TerrAscend could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for TerrAscendʼs products and could have a material adverse effect on the results of operations and financial condition of TerrAscend. Additionally, product recalls may lead to increased scrutiny of TerrAscendʼs operations by Health Canada and other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

TerrAscend faces an inherent risk of product liability claims and other consumer protection claims as a manufacturer, processor and producer of products that are meant to be ingested by people, and dealing with such claims could cause the Company to incur substantial expenses and have a material adverse effect on the Company’s business.

As a manufacturer of products designed to be ingested by humans, TerrAscend faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the manufacturing and sale of cannabis and other products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. TerrAscend may be subject to various product liability claims, including, among others, that the products produced by TerrAscend caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against TerrAscend could result in increased costs, could adversely affect TerrAscendʼs reputation with its clients and consumers generally, and could have a material adverse effect on the results of operations and financial condition of TerrAscend.

TerrAscendʼs products may be considered misbranded or adulterated, or otherwise unlawful under federal and state food and drug laws and could subject TerrAscend to local, federal, or state enforcement or private litigation. Some states permit advertising, labeling laws, false and deceptive trade practices, and other consumer-protection laws to be enforced by state attorney generals, who may seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by TerrAscend. Private litigation may also seek relief for consumers, class action certifications, class wide damages and product recalls of products sold by TerrAscend in any of the markets in which it operates. Any actions against TerrAscend by governmental authorities or private litigants could have a material adverse effect on TerrAscendʼs business, financial condition and results of operations.

TerrAscend may be subject to constraints on and differences in marketing its products under varying regulatory restrictions.

The development of TerrAscendʼs business and results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environment in Canada limits TerrAscendʼs ability to compete for market share in a manner similar to other industries. If TerrAscend is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for TerrAscendʼs products, TerrAscendʼs sales and results of operations could be adversely affected.

The Company may be subject to heightened scrutiny by Canadian regulatory authorities, which could negatively affect its business.

TerrAscendʼs future investments, joint ventures and operations in the US may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, TerrAscend may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on TerrAscendʼs ability to invest in the US or any other jurisdiction, in addition to those described herein.

Although a memorandum of understanding signed by the Canadian Depository for Securities (“CDS”) and the Canadian recognized exchanges (Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange and the TSX Venture Exchange) dated February 8, 2018, confirms that CDS relies on the exchanges to review the conduct of listed issuers, and therefore there is currently no CDS ban on the clearing of securities of issuers with cannabis-related activities in the US, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Common Shares to make and settle trades. In particular, Common Shares would become highly illiquid as and until an alternative was implemented, investors would have no ability to affect a trade of Common Shares through the facilities of a stock exchange.

The Company’s investors and directors, officers and employees who are not US citizens may be denied entry into the US, which may negatively affect the Company’s business.

Because cannabis remains illegal under US federal law, those employed at or investing in legal and licensed Canadian cannabis companies could face detention, denial of entry or lifetime bans from the US for their business associations with US cannabis businesses. Entry happens at the sole discretion of the US Customs and Border Protection officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The Government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by US federal laws, could mean denial of entry to the US. Business or financial involvement in the legal cannabis industry in Canada or in the US could also be reason enough for US border guards to deny entry.

Because the Company’s contracts involve cannabis and related activities, which are not legal under US federal law, the Company may face difficulties in enforcing its contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level, judges may refuse to enforce contracts in connection with activities that violate US federal law, even if there is no violation of state law. There remains doubt and uncertainty that TerrAscend will be able to legally enforce contracts it enters into if necessary. TerrAscend cannot be assured that it will have a remedy for breach of contract, the lack of which may have a material adverse effect on TerrAscendʼs business, revenues, operating results, financial condition or prospects.

TerrAscend may encounter increasingly strict environmental health and safety regulations in connection with its operations, which may harm the Company’s business.

TerrAscendʼs operations are subject to environmental and safety laws and regulations concerning, among other things, emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes, and employee health and safety. Changes in environmental, employee health and safety or other laws, more vigorous enforcement thereof or other unanticipated events could require extensive changes to TerrAscendʼs operations or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of TerrAscend.

TerrAscend faces risks related to the loss of foreign private issuer status and becoming a US reporting company.

The Company has determined that it no longer meets the definition of a foreign private issuer (“FPI”) as at the applicable reference date. As a public issuer, the Company is currently subject to the reporting requirements and rules and regulations under the applicable Canadian securities laws and rules of any stock exchange on which the Company’s securities may be listed from time to time. Effective January 1, 2022, due to the loss of FPI status, the Company became subject to the reporting requirements of the Exchange Act, and the regulations promulgated thereunder. Additional or new regulatory requirements may be adopted in the future. The loss of FPI status may have adverse consequences on the Company’s ability to issue its securities to acquire companies and its ability to raise capital in private placements or prospectus offerings. In addition, the requirements of existing and potential future rules and regulations will increase the Company’s legal, audit, accounting and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on the Company’s personnel, systems and resources, including the transition of the Company’s financial reporting from IFRS to US GAAP, which could adversely affect TerrAscend’s business, financial condition, and results of operations. Further, should the Company seek to list on a securities exchange in the US, the loss of FPI status may increase the cost and time required for such a listing.

Risks Related to TerrAscend’s Business, Operations and Industry

The Company’s indebtedness may adversely affect TerrAscend’s business. The Company’s failure to comply with applicable covenants could trigger events that may materially adversely affect the Company’s business.

The Company’s indebtedness may adversely affect the Company’s business. The instruments governing the Company’s indebtedness include obligations and covenants that limit the Company’s discretion with respect to certain business matters and require the Company to satisfy certain financial requirements. The Company can make no assurances that it will be able to comply with such obligations and covenants and any failure to comply could result in a default, which, if not amended, cured or waived, could permit acceleration of the relevant indebtedness and the exercise of other remedies available to the lenders. In such event, there can be no assurance that the Company would be able to obtain any amendment, cure, waiver or other relief on terms acceptable to the Company. If the Company is unable to obtain relief from an event of the relevant indebtedness may be accelerated and the related collateral may be foreclosed upon, in addition such circumstances may result in the cross-default or cross-acceleration to other debt, any of which would materially adversely affect the Company’s business, results of operations, and financial condition.

The Company may require substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company, or at all.

The building and operation of TerrAscendʼs business, including its facilities, are capital intensive. In order to execute the anticipated growth strategy, TerrAscend may require additional equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions. There can be no assurance that additional financing will be available to TerrAscend when needed or on terms which are acceptable. TerrAscendʼs inability to raise financing to support on-going operations or to fund capital expenditures or acquisitions could limit TerrAscendʼs growth and may have a material adverse effect upon future profitability. TerrAscend may require additional financing to fund its operations to the point where it is generating positive cash flows. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for TerrAscend to obtain additional capital and to pursue business opportunities, including potential acquisitions.

TerrAscend faces intense competition as a relatively new entrant in the cannabis industry, and its business could be adversely affected by other businesses in a better competitive position.

The introduction of an adult-use model for cannabis production and distribution may impact the medical cannabis market. The impact of this potential development may be negative for TerrAscend and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which TerrAscend operates. There is potential that TerrAscend will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and manufacturing and marketing experience than TerrAscend. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition and results of operations of TerrAscend.

If the number of users of medical cannabis in North America increases, the demand for products will increase and TerrAscend expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, TerrAscend will require a continued high level of investment in research and development, marketing, sales and client support. TerrAscend may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of operations of TerrAscend.

The cannabis industry and market are relatively new, and this industry and market may not continue to exist or grow as expected.

TerrAscend is operating its business in a relatively new industry and market. Competitive conditions, consumer preferences, patient requirements and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from existing industries and markets. Accordingly, there are no assurances that this industry and market will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that affects the medical cannabis industry and market could have a material adverse effect on TerrAscendʼs business, financial condition and results of operations.

TerrAscendʼs success in North America is dependent on the market building out direct to consumer channels including but not limited to retail outlets. There are many factors which could impact TerrAscendʼs ability to gain market share and distribute its products, including but not limited to the continued growth and expansion of retail outlets in the North American market which may have a material adverse effect on TerrAscendʼs business, operating results and financial condition. TerrAscendʼs ability to continue to grow, process, store and sell medical cannabis and participate in the adult-use cannabis markets is dependent on the maintenance and validity of TerrAscendʼs licenses from regulatory authorities.

The cannabis industry and markets are relatively new in North America and in other jurisdictions, and this industry and market may not continue to exist or grow as anticipated or TerrAscend may ultimately be unable to succeed in this industry and market.

The Company has historically had negative cash flow from operating activities, and continued losses could have a material negative effect on the Company’s business and prospects.

TerrAscend started sales in April 2018 and historically has had negative cash flow from operating activities. TerrAscend may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, TerrAscend expects to continue to increase operating expenses as it implements initiatives to continue to grow its business. If TerrAscendʼs sales do not increase to offset these expected increases in costs and operating expenses, TerrAscend will not be profitable.

Continued losses may have the following consequences:

●	increasing TerrAscendʼs vulnerability to general adverse economic and industry conditions;
●	limiting TerrAscendʼs ability to obtain additional financing to fund future working capital, capital expenditures, operating costs and other general corporate requirements; and
●	limiting TerrAscendʼs flexibility in planning for, or reacting to, changes in its business and the industry.

Demand for the Company’s products is difficult to forecast due to limited and unreliable market data.

As a result of recent and ongoing regulatory and policy changes in the medical and adult-use cannabis industry, the market data available is limited and unreliable. Federal and state laws prevent widespread participation and hinder market research. Therefore, TerrAscend must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. Market research and projections by TerrAscend of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of TerrAscendʼs management team as of the date of this Form 10-K. A failure in the demand for its products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations, financial condition or prospects of TerrAscend.

TerrAscend’s inability to attract and retain key personnel could materially adversely affect its business.

The success of TerrAscend is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management, which are key personnel. Moreover, TerrAscendʼs future success depends on its continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and TerrAscend may incur significant costs to attract and retain them. The loss of the services of such key personnel, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on TerrAscendʼs ability to execute on its business plan and strategy, and TerrAscend may be unable to find adequate replacements on a timely basis, or at all. While employment agreements are customarily used as a primary method of retaining the services of such key personnel these agreements cannot assure the continued services of such employees.

There is no assurance that any of TerrAscendʼs existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by such key personnel to maintain or renew their security clearance would result in a material adverse effect on TerrAscendʼs business, financial condition and results of operations. In addition, if any key personnel leave TerrAscend, and TerrAscend is unable to find a suitable replacement that has a security clearance in a timely manner, or at all, it could have a material adverse effect on TerrAscendʼs business, financial condition and results of operations.

TerrAscend may face unfavorable publicity or consumer perception of the safety, efficacy and quality of its cannabis products.

TerrAscend believes the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis distributed to such consumers. Consumer perception of TerrAscendʼs products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical cannabis market or any particular product, or consistent with earlier publicity.

Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for TerrAscendʼs products and the business, results of operations, financial condition of TerrAscend. In particular, adverse publicity reports or other media attention regarding the safety, efficacy and quality of medical cannabis in general, or TerrAscendʼs products specifically, or associating the consumption of medical cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed. For instance, the vape crisis that began in the summer of 2019 was ultimately linked to cutting agents almost exclusively found in the illicit market. Regardless, several states moved to ban the sale of vape products in legal markets, severely impacting entire revenue streams.

Although TerrAscend believes that it takes care in protecting its image and reputation, TerrAscend does not ultimately have direct control over how it is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to TerrAscendʼs overall ability to advance its business, thereby having a material adverse impact on the financial condition and results of operations of TerrAscend.

The Company faces reputational risks, which may negatively impact its business.

Damage to TerrAscendʼs reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. The increased usage of social media and other web-based tools used to generate, publish, and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regards to TerrAscend and its activities, whether true or not. Although TerrAscend believes that it operates in a manner that is respectful to all shareholders and that it takes care in protecting its image and reputation, TerrAscend does not ultimately have direct control over how it is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations, and an impediment to TerrAscendʼs overall ability to advance its projects, thereby having a material adverse impact on financial performance, financial condition, cash flows, and growth prospects. Further, the parties with which TerrAscend does business may perceive that they are exposed to reputational risk as a result of TerrAscendʼs cannabis business activities. Failure to establish or maintain business relationships could have a material adverse effect on TerrAscend.

The Company is dependent on suppliers and key inputs for the cultivation, extraction and production of cannabis products.

The ability of TerrAscend to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to equipment, parts and components. No assurances can be given that TerrAscend will be successful in maintaining its required supply of equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by TerrAscendʼs capital expenditure plans may be significantly greater than anticipated by TerrAscendʼs management and may be greater than funds available to TerrAscend, in which circumstance TerrAscend may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of TerrAscend.

The cannabis business is dependent on a number of key inputs and their related costs including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition, results of operations or prospects of TerrAscend. In addition, any restrictions on the ability to secure required supplies or utility services or to do so on commercially acceptable terms could have a materially adverse impact on the business, financial condition and operating results. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, TerrAscend might be unable to find a replacement for such source in a timely manner or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to TerrAscend in the future. Any inability to secure required supplies and services or to do so on appropriate terms and/or agreeable terms could have a materially adverse impact on the business, financial condition, results of operations or prospects of TerrAscend.

TerrAscendʼs business is subject to the risks inherent in agricultural operations.

TerrAscendʼs business involves the cultivation of the cannabis plant. The cultivation of this plant is subject to agricultural risks related to insects, plant diseases, unstable growing conditions, water and electricity availability and cost, and force majeure events. Although TerrAscend cultivates its cannabis plants in indoor, climate controlled rooms staffed by trained personnel and in the future plans to cultivate cannabis plants in greenhouses, there can be no assurance that agricultural risks will not have a material adverse effect on the cultivation of its cannabis. TerrAscend may in the future cultivate cannabis plants outdoors, which would also subject it to related agricultural risks.

The Company may be adversely impacted by rising or volatile energy costs.

TerrAscendʼs cannabis growing and manufacturing operations consume considerable energy, which make TerrAscend vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely impact the business of TerrAscend and its ability to operate profitably.

TerrAscendʼs intellectual property may be difficult to protect, and failure to do so may negatively impact its business.

The ownership and protection of trademarks, patents, trade secrets and intellectual property rights are significant aspects of TerrAscendʼs future success. TerrAscend has no patented technology or trademarked business methods at this time, nor has it registered any patents. TerrAscend has filed trademark applications in the US and Canada. The Company will continue to seek trademark protection in the US and Canada.

TerrAscend’s ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada, including the US, where registered federal trademark protection is currently unavailable for trademarks covering marijuana-related products and services that are illegal under the CSA. Accordingly, TerrAscend’s ability to obtain intellectual property rights or enforce intellectual property rights against third party uses of similar trademarks may be limited in certain countries. The US Patent and Trademark Office released a policy on May 2, 2019 that clarifies that applications for trademarks for products that meet the definition of hemp could be accepted for registration, with certain exceptions.

Even if TerrAscend moves to protect its technology with trademarks, patents, copyrights or by other means, TerrAscend is not assured that competitors will not develop similar technology, business methods or that TerrAscend will be able to exercise its legal rights. Other countries may not protect intellectual property rights to the same standards as does the US or Canada. Actions taken to protect or preserve intellectual property rights may require significant financial and other resources which may have a significant impact on TerrAscendʼs ability to successfully grow the business.

In addition, other parties may claim that TerrAscendʼs products infringe on their proprietary and perhaps patent protected rights. Such claims, whether or not meritorious, may result in TerrAscendʼs expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages.

The Company and investors may have difficulty enforcing their legal rights.

In the event of a dispute arising from TerrAscendʼs US operations, TerrAscend may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of courts in Canada. Similarly, to the extent that TerrAscendʼs assets are located outside of Canada, investors may have difficulty collecting from TerrAscend any judgments obtained in the Canadian courts and predicated on the civil liability provisions of securities provisions. TerrAscend may also be hindered or prevented from enforcing its rights with respect to a governmental entity or instrumentality because of the doctrine of sovereign immunity.

TerrAscend faces physical security risks, as well as risks related to its information technology systems, potential cyber-attacks, and privacy breaches.

If there was a breach in security systems and TerrAscend becomes victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment or if there was a failure of information systems or a component of information systems, it could, depending on the nature of any such breach or failure, adversely impact TerrAscendʼs reputation, business continuity and results of operations. A security breach at one of TerrAscendʼs facilities could expose TerrAscend to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing TerrAscendʼs products. Given the nature of TerrAscendʼs products and its lack of legal availability outside of channels approved by the government of the US, as well as the concentration of inventory in its facilities, there remains a risk of shrinkage as well as theft. TerrAscend also collects and stores personal information about its patients and is responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions.

Furthermore, Internet websites are visible by people everywhere, not just in jurisdictions where the activities described therein are considered legal. As a result, to the extent that TerrAscend sells services or products via web-based links targeting only jurisdictions in which such sales or services are compliant with state law, TerrAscend may face legal action in other jurisdictions which are not the intended object of any of TerrAscendʼs marketing efforts for engaging in any web-based activity that results in sales into such jurisdictions deemed illegal under applicable laws.

TerrAscend has entered into agreements with third parties for hardware, software, telecommunications and other information technology (or “IT”) services in connection with its operations. TerrAscendʼs operations depend, in part, on how well it and its suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. TerrAscendʼs operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact TerrAscendʼs reputation and results of operations.

Theft of data for competitive purposes is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on TerrAscendʼs business, financial condition and results of operations. In addition, there are a number of federal, state, and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. If TerrAscend was found to be in violation of the applicable laws protecting the confidentiality of patient health information, it could be subject to sanctions and civil or criminal penalties, which could increase its liabilities, harm its reputation and have a material adverse effect on the business, results of operations and financial condition of TerrAscend.

TerrAscend faces exposure to fraudulent or illegal activity by employees, contractors and consultants, which may subject the Company to investigations or other actions.

TerrAscend is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to TerrAscend that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for TerrAscend to identify and deter misconduct by its employees and other third parties, and the precautions taken by TerrAscend to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting TerrAscend from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against TerrAscend, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on TerrAscendʼs business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of TerrAscendʼs operations, any of which could have a material adverse effect on TerrAscendʼs business, financial condition, results of operations or prospects.

Directors and officers of the Company have faced, and may in the future face, conflicts of interests regarding the business strategy of the Company.

Certain of the directors and officers of TerrAscend are also directors and officers of other companies or are engaged and will continue to be engaged in activities that may put them in conflict with the business strategy of TerrAscend. Consequently, there exists the possibility for such directors and officers to be in a position of conflict.

In particular, TerrAscend may also become involved in other transactions which conflict with the interests of its directors and officers, who may from time to time deal with persons, firms, institutions or companies with which TerrAscend may be dealing, or which may be seeking investments similar to those desired by it. All decisions to be made by directors and officers of TerrAscend are required to be made in accordance with their duties and obligations to act honestly and in good faith with a view to the best interests of TerrAscend. In addition, the directors and officers are required to declare their interests in, and such directors are required to refrain from voting on, any matter in which they may have a material conflict of interest.

The Company’s internal controls over financial reporting may not be effective, and the Company’s independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on the Company’s business.

The Company will incur expenses and, to a lesser extent, diversion of Company management’s time in its efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause TerrAscend to fail to meet its reporting obligations. In addition, any testing by the Company conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by the Company’s independent registered public accounting firm when required, may reveal deficiencies in TerrAscend’s internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to the Company’s consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s Common Shares.

The COVID-19 pandemic may continue to have an impact on the Company’s business and financial results.

On March 12, 2020, the World Health Organization declared a global pandemic known as COVID-19. The impacts on global commerce have been far reaching. To date, the COVID-19 pandemic has had an immaterial impact on TerrAscendʼs products and supply chains. The production and sale of cannabis have been recognized as essential services across the US and Canada and TerrAscend has not experienced production delays or prolonged retail closures to date as a result.

Due to the continued uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on TerrAscendʼs business, financial position and operating results in the future. In addition, it is possible that estimates in

TerrAscendʼs financial statements will change in the near term as a result of COVID-19 and the effect of any such changes could be material, which could result in, among other things, impairment of long-lived assets including intangibles and goodwill. An impairment test was performed as of December 31, 2020 for TerrAscendʼs goodwill and intangible assets. Management is closely monitoring the impact of the pandemic on all aspects of its business. As at December 31, 2021 management had not observed any material impairments of TerrAscendʼs assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

The development of the Company’s products is complex and requires significant investment. Failure to develop new technologies and products could adversely affect the Company’s business.

The introduction of new products embodying new technologies, including new manufacturing processes, and the emergence of new industry standards may render TerrAscendʼs products obsolete, less competitive or less marketable. The process of developing TerrAscendʼs products is complex and requires significant continuing costs, development efforts and third-party commitments. TerrAscendʼs failure to develop new technologies and products and the obsolescence of existing technologies could adversely affect the business, financial condition and operating results of TerrAscend. TerrAscend may be unable to anticipate changes in its potential customer requirements that could make TerrAscendʼs existing technology obsolete.

The development of TerrAscendʼs proprietary technology entails significant technical and business risks. TerrAscend may not be successful in using its new technologies or exploiting its niche markets effectively or adapting its businesses to evolving customer or medical requirements or preferences or emerging industry standards.

Risks Related to the Company’s Investment and Acquisition Business Strategies

The success of TerrAscendʼs business depends, in part, on its ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses. If the Company is unsuccessful in doing so, it may negatively affect TerrAscendʼs business.

TerrAscend may not be able to successfully integrate and combine the operations, personnel and technology infrastructure of any such acquired company with its existing operations. If integration is not managed successfully by TerrAscendʼs management, TerrAscend may experience interruptions to its business activities, deterioration in its employee and customer relationships, increased costs of integration and harm to its reputation, all of which could have a material adverse effect on TerrAscendʼs business, financial condition and results of operations. TerrAscend may experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration of any such acquired companies may also impose substantial demands on management. There is no assurance that these acquisitions will be successfully integrated in a timely manner. See “—Risks Related to the Acquisition of Gage Growth Corp.—The Company and Gage may not integrate successfully, which may prevent the realization of the benefits of the Transaction and may have a material adverse effect on the Company.”

There can be no assurance that the Company’s current and future strategic alliances will have a beneficial impact on the Company’s business, financial condition and results of operations.

TerrAscend currently has, and may in the future, enter into strategic alliances with third parties that it believes will complement or augment its existing business. TerrAscendʼs ability to complete strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance TerrAscendʼs business, and may involve risks that could adversely affect TerrAscend, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will achieve, or that TerrAscendʼs existing strategic alliances will continue to achieve, the expected benefits to TerrAscendʼs business or that TerrAscend will be able to consummate future strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on TerrAscendʼs business, financial condition and results of operations.

The Company’s use of joint ventures may expose the Company to risks associated with jointly owned investments.

TerrAscend currently operates parts of its business through joint ventures with other companies, and it may enter into additional joint ventures in the future. Joint venture investments and partnerships may involve risks not otherwise present for investments made solely by TerrAscend, including: (i) TerrAscend may not control the joint ventures; (ii) TerrAscend’s joint venture partners may not agree to distributions that it believe are appropriate; (iii) where TerrAscend does not have substantial decision-making authority, it may experience impasses or disputes with TerrAscend’s joint venture partners on certain decisions, which could require it to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) TerrAscend’s joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a joint venture partner; (v) the arrangements governing TerrAscend’s joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) TerrAscend’s joint venture partners may have business or economic interests that are inconsistent with TerrAscend’s and may take actions contrary to TerrAscend’s interests; (vii) TerrAscend may suffer losses as a result of actions taken by TerrAscend’s joint venture partners with respect to TerrAscend’s joint venture investments; and (viii) it may be difficult for TerrAscend to exit a joint venture if an impasse arises or if TerrAscend desires to sell its interest for any reason. Any of the foregoing risks could have a material adverse effect on TerrAscend’s business, financial condition and results of operations. In addition, TerrAscend may, in certain circumstances, be liable for the actions of its joint venture partners.

Risks Related to the Acquisition of Gage

The Company may not realize the benefits of its growth strategy, which could have an adverse effect on the Company’s business.

The Company believes that the completion of the Transaction will allow it to accelerate its strategic efforts to capitalize on significant growth opportunities by gaining exposure to the Michigan market. As part of its growth strategy, the Company will continue in its existing efforts and initiate new efforts to expand its footprint, and brand and marketing capabilities. Such expansion is dependent on availability of capital funding, achieving satisfactory returns on the acquisition of Gage, continuing to enter into successful business arrangements and certain assumptions about being able to achieve Gage’s projected growth strategy. The failure to successfully implement either its own strategic initiatives, or those with respect to Gage, could have a material adverse effect on the Company’s business and results of operations.

The Company and Gage may not integrate successfully, which may prevent the realization of the benefits of the Transaction and may have a material adverse effect on the Company.

The Transaction involves the integration of companies that previously operated independently. As a result, the Transaction presents challenges to management, including the integration of the operations, systems and personnel of the two companies, and special risks, including possible unanticipated liabilities, costs and delays related to the integration of Gage into the Company’s systems and operations, diversion of management’s attention from ongoing business concerns and the potential for performance shortfalls as a result of the devotion of management’s attention to the Transaction and integration of Gage and Gage personnel, the potential loss of key business, employment and other operational relationships and the inability to attract new employees and business and operational relationships. Many of the difficulties management encounters in the transition and integration process are outside of the Company’s control, which could result in an adverse effect on the revenues, level of expenses and operating results of the Company, which in turn could have an adverse effect on the Company’s brand, business and financial condition. As a result of these factors, it is possible that any benefits expected from the Transaction to the Company may not ultimately be realized fully, or at all, or may take longer to realize than expected.

Reliance on Licenses and Transfers

Gageʼs business is dependent on its commercial arrangements with the owners of the licenses that Gage supports in the State of Michigan (the “Licensed Operators”), and such parties continuing their current operations, maintaining their respective licenses in good standing and applying for and receiving any additional necessary licenses and compliance with their terms. There can be no guarantee that any of the required licenses held by the Licensed Operators will be extended or renewed, or, if extended or renewed by the relevant authorities, that they will be extended or renewed on the same or similar terms. The failure by Gage or any of the Licensed Operators to comply with the requirements of any regulation or license or any failure to maintain any license or obtain any additional necessary licenses, or the existence of any material disagreement between Gage and the Licensed Operators, could have a material adverse impact on TerrAscend’s business, financial condition and results of operations. Separately, there can be no guarantee that ownership of all of the required licenses held by the Licensed Operators will be able to be transferred to TerrAscend. In such an event, TerrAscend would be reliant on services agreements with the Licensed Operators for an indefinite time period. Additionally, the Licensed Operators may be unable to manufacture and process products in line with the required quality standards, which could materially impact TerrAscend’s business, financial condition, results of operations or prospects. As a result of all of these factors, it is possible that any benefits from the Transaction to the Corporation may not ultimately be realized.

The issuance of a significant number of Common Shares and the resulting “market overhang” could adversely affect the market price of Common Shares after completion of the Transaction.

The issuance of a significant number of Common Shares and the resulting “market overhang” could adversely affect the market price of Common Shares. On the closing date, a significant number of additional Common Shares will be available for trading in the public market. The increase in the number of Common Shares may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Common Shares. The potential that TerrAscend shareholders may sell their Common Shares in the public market (commonly referred to as “market overhang”), as well as any actual sales of such Common Shares in the public market, could adversely affect the market price of the Common Shares.

TerrAscend and Gage may be the target of securities class actions and derivative lawsuits, which could result in substantial costs to TerrAscend and may divert the attention of TerrAscend’s management, which may have a material adverse effect on the Company.

TerrAscend and Gage may be the target of securities class actions and derivative lawsuits which could result in substantial costs and may divert the attention of TerrAscend’s management, which may have a material adverse effect on the Company. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against TerrAscend and Gage seeking monetary compensation or other remedies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources.

In addition, political and public attitudes towards the Transaction could result in negative press coverage and other adverse public statements affecting TerrAscend and Gage. Adverse press coverage and other adverse statements could lead to investigations by regulators, legislators and law enforcement officials or in legal claims or otherwise negatively impact the ability of TerrAscend to take advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on TerrAscend’s business, financial condition and results of operations.

Risks Related to the Company’s Common Shares

The Company’s voting control is concentrated.

Mr. Jason Wild, TerrAscendʼs Executive Chairman and Chairman of the Company’s Board, beneficially owns, directly or indirectly, or exercises control or direction over shares representing approximately 38.43% of the voting capital stock of the Company as of January 18, 2022. As a result, he exerts significant control over matters that may be put forth for the consideration of all TerrAscend shareholders, including for example, the approval of a potential business combination or consolidation, a liquidation or sale of all or substantially all of TerrAscendʼs assets, electing members to TerrAscend’s Board, and adopting amendments to TerrAscendʼs constating documents, including its articles of incorporation, as amended (the “Articles”) and by-laws.

The Company’s Preferred Shares have a liquidation preference over the Common Shares, which could limit the Company’s ability to make distributions to the holders of Common Shares.

In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any other return of capital or distribution of the assets of the Company among its shareholders, in each case for the purposes of winding up its affairs, the Company’s preferred shares (the “Preferred Shares”) are entitled to receive any distribution available to be paid out of the assets of the Company before the Proportionate Voting Shares, Common Shares and exchangeable shares of the Company (the “Exchangeable Shares”). Accordingly, should the Company be liquidated, dissolved or wound-up, the Company may be unable to make any distribution to the holders of the Common Shares.

An investor may face liquidity risks with an investment in the Common Shares.

TerrAscendʼs Common Shares are listed on the CSE and also trade over the counter in the US on the OTCQX® Best Market, however, there can be no assurance that an active and/or liquid market for Common Shares will develop or be maintained and an investor may find it difficult to resell any securities of TerrAscend. For example, certain banks will not execute any transactions in securities of cannabis-related businesses or have implemented restrictions and additional requirements for such transactions.

The price of the Company’s Common Shares may be volatile, and may be adversely affected by the price of cannabis.

The market price of Common Shares may be subject to wide price fluctuations, and the price of TerrAscendʼs shares and its financial results may be significantly and adversely affected by a decline in the price of cannabis. There is currently no established market price for cannabis and the price of cannabis is affected by several factors beyond TerrAscendʼs control. For example, price fluctuations may be in response to many factors, including variations in the operating results of TerrAscend and its subsidiaries, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, changes in the business prospects for TerrAscend and its subsidiaries, general economic conditions, legislative changes, community support for the medical cannabis industry and other events and factors outside of TerrAscendʼs control. In addition, stock markets have from time to time experienced extreme price and volume fluctuations, which, as well as general economic and political conditions, could adversely affect the market price for the Company’s Common Shares.

Additional issuances of the Company’s securities may result in dilution.

TerrAscend may issue additional securities in the future, which may dilute a TerrAscend shareholder’s holdings in TerrAscend. TerrAscendʼs Articles permit the issuance of an unlimited number of Proportionate Voting Shares, Exchangeable Shares, Preferred Shares and Common Shares, and TerrAscend shareholders will have no pre-emptive rights in connection with such further issuance. For example, in connection with the recently completed Transaction with Gage, the Company issued approximately 51.3 million Common Shares to Gage shareholders and reserved approximately an additional 25.8 million Common Shares pursuant to the convertible securities of Gage which will be exchanged for convertible securities of the Company. The directors of TerrAscend have discretion to determine the price and the terms of issue of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders. Moreover, additional Common Shares will be issued by TerrAscend on the exercise of options under TerrAscendʼs stock option plan and upon the exercise of outstanding warrants and upon the conversion of Proportionate Voting Shares, Exchangeable Shares and Preferred Shares. To the extent holders of TerrAscend’s stock options or other convertible securities convert or exercise their securities and sell Common Shares they receive, the trading price of the Common Shares may decrease due to the additional amount of Common Shares available in the market. TerrAscend cannot predict the size or nature of future issuances or the effect that future issuances and sales of Common Shares will have on the market price of the Common Shares. Issuances of a substantial number of additional Common Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Common Shares. With any additional issuance of Common Shares, investors will suffer dilution to their voting power and economic interest in TerrAscend.

Sales of substantial amounts of Common Shares may have an adverse effect on the market price of the Common Shares.

Sales of a substantial number of Common Shares in the public market could occur at any time. These sales, or the market perception that the holders of a large number of Common Shares intend to sell Common Shares, could reduce the market price of Common Shares.

Risks related to potential disqualification of equity holders by regulatory authorities.

An individual with an ownership interest in TerrAscend could become disqualified from having such ownership interest in TerrAscend under a US state cannabis agency’s interpretation of the relevant state laws and regulations if such owner is convicted of a certain type of felony or fails to meet the residency requirements, if any, for owning equity in a company like TerrAscend. The loss of such equity holder could potentially have a material adverse effect on TerrAscend.

TerrAscend does not intend to pay dividends on its Common Shares for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the Company’s Common Shares.

TerrAscendʼs policy is to retain earnings to finance the development and enhancement of its products and to otherwise reinvest in TerrAscendʼs businesses. Therefore, TerrAscend does not anticipate paying cash dividends on Common Shares in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Company’s Board and will depend on, among other things, financial results, cash requirements, contractual restrictions and other factors that the Company’s Board may deem relevant. As a result, investors may not receive any return on investment in Common Shares unless they sell them for a share price that is greater than that at which such investors purchased them.

General Risk Factors

TerrAscend may not be able to obtain necessary permits and authorizations.

TerrAscend may be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where its products are manufactured and/or sold. There can be no assurance that TerrAscend will be able to obtain or maintain any necessary licenses, permits or approvals. Any material delay or inability to receive these items is likely to delay and/or inhibit TerrAscendʼs ability to conduct its business, and would have an adverse effect on its business, financial condition and results of operations.

TerrAscend may be subject to litigation, which could divert the attention of management and cause the Company to expend significant resources.

TerrAscend may become party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which TerrAscend becomes involved be determined against TerrAscend, such a decision could adversely affect TerrAscendʼs ability to continue operating and the market price for Common Shares. Even if TerrAscend is involved in litigation and wins, litigation can redirect significant resources.

The Company needs to attract and retain customers and patients in order to succeed, and failure to do so may have a material adverse effect on the Company’s business.

TerrAscendʼs success depends on its ability to attract and retain customers and patients. There are many factors which could impact TerrAscendʼs ability to attract and retain customers and patients, including but not limited to TerrAscendʼs ability to continually produce desirable and effective products and, the successful implementation of a customer and patient-acquisition plan. TerrAscendʼs failure to acquire and retain customers and patients would have a material adverse effect on TerrAscendʼs business, operating results and financial condition.

TerrAscend has a limited operating history, which makes it difficult to evaluate its prospects and predict future operating results.

TerrAscend has a limited operating history and, accordingly, potential investors will have a limited basis on which to evaluate its ability to achieve its business objectives. The future success of TerrAscend is dependent on management’s ability to implement its strategy, there is no certainty that anticipated outcomes and sustainable revenue streams will be achieved and there is no certainty that TerrAscend will successfully produce commercial medical cannabis, establish a market for and sell its product, maintain its licenses or obtain other necessary licenses and/or approvals.

TerrAscend faces risks frequently encountered by early-stage companies. In particular, its future growth and prospects will depend on its ability to expand its operation and gain additional revenue streams while at the same time maintaining effective cost controls. Any failure to expand is likely to have a material adverse effect on TerrAscendʼs business, financial condition and results. As such, there is no assurance that TerrAscend will be successful in achieving a return on TerrAscend shareholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

The Company may be subject to growth-related risks, which could negatively affect its business.

TerrAscend may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of TerrAscend to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of TerrAscend to deal with this growth may have a material adverse effect on TerrAscendʼs business, financial condition, results of operations and prospects.

The Company faces risks and hazards that may not be covered by insurance.

TerrAscendʼs business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although TerrAscend maintains insurance to protect against certain risks in such amounts as it considers to be reasonable, its insurance does not cover all the potential risks associated with its operations. TerrAscend may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in the operations of TerrAscend is not generally available on acceptable terms. Losses from these events may cause TerrAscend to incur significant costs that could have a material adverse effect upon its financial performance and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following tables set forth the Company’s principal physical properties as of February 28, 2022.

Corporate Properties
Type	Location	Leased / Owned

Headquarters	TerrAscend Canada Inc. Mississauga, Ontario, Canada	Owned*

Office	Ilera Healthcare / TerrAscend Corp. Office. King of Prussia, PA	Leased*

Office	Corporate Office (West) Healdsburg, CA	Leased

Office	Corporate Office Boca Raton, FL	Leased*

Office	KCR Corporate Office Allentown, PA	Leased

Production and Storage Properties
Type	Location	Leased / Owned

Manufacturing	TerrAscend Canada Inc. Mississauga, Ontario, Canada	Owned*

Manufacturing	V Products Santa Rosa, CA	Leased

Manufacturing, Warehouse	Warehouse Boca Raton, FL	Leased*

Manufacturing, Cultivation	Ilera Healthcare – Grow PA Waterfall, PA	Owned* †

Manufacturing, Cultivation	TerrAscend New Jersey Boonton, NJ	Owned

Manufacturing, Cultivation	HMS Health LLC Frederick, MD	Leased

Cultivation	ABI LLC (State Flower) San Francisco, CA	Leased

Manufacturing, Cultivation	HMS Health LLC Hagerstown, Maryland	Owned☐

Retail Properties
Type	Location	Leased / Owned

Dispensary	The Apothecarium Dispensary – Plymouth Plymouth Meeting, PA	Leased*

Dispensary	The Apothecarium Dispensary – Lancaster Lancaster, PA	Leased*

Dispensary	The Apothecarium Dispensary – Thorndale Thorndale, PA	Leased*

Dispensary	KCR Dispensary – Allentown Allentown, PA	Owned*

Dispensary	KCR Dispensary – Bethlehem Bethlehem, PA	Leased*

Dispensary	KCR Dispensary – Stroudsburg Stroudsburg, PA	Leased*

Dispensary	The Apothecarium Dispensary – Phillipsburg Phillipsburg, NJ	Owned

Dispensary	The Apothecarium Dispensary – Maplewood Maplewood, NJ	Leased

Dispensary	The Apothecarium Dispensary – Lodi Lodi, NJ	Leased☐

Dispensary	The Apothecarium Dispensary – Castro San Francisco, CA	Leased

Dispensary	The Apothecarium Dispensary – Marina San Francisco, CA	Leased

Dispensary	The Apothecarium Dispensary – Soma San Francisco, CA	Leased

Dispensary	The Apothecarium Dispensary – Berkeley Berkeley, CA	Leased

Dispensary	The Apothecarium Dispensary – Capitola Capitola, CA	Leased

* Property or lease on the property is subject to an encumbrance as described below.

† The Company owns the production property at the Ilera Healthcare property in Waterfall, PA, but the land is leased from another entity.

☐ Not yet operational.

Properties Subject to an Encumbrance

The TerrAscend Canada property located in Mississauga, Ontario, Canada has been pledged as collateral to secure TerrAscend Canada’s obligations under (i) a loan agreement entered into on June 19, 2020 by and between TerrAscend Canada and KingSett Mortgage Corporation, for a loan in the principal amount of C$7.3 million bearing interest of 8.25% and a balance due date of July 1, 2023 and (ii) a debenture entered into on March 10, 2020 by and between TerrAscend Canada and Canopy Growth in the amount of $58.6 million pursuant to a secured debenture. The secured debenture bears interest at a rate of 6.10% per annum, with an effective interest rate of 14.15% and matures on March 10, 2030. The debenture is secured by the assets of TerrAscend Canada, is not convertible and is not guaranteed by TerrAscend Corp.

The interests of Arise in the leases for the Warehouse and Corporate Office properties in Boca Raton, FL have been pledged as collateral to secure Arise’s obligations under a debenture, entered into on December 10, 2020 by and between Arise and Canopy Growth, in the principal amount of $20 million pursuant to a secured debenture. The secured debenture bears interest at a rate of 6.10% per annum commencing four years from the effective date, with an effective interest rate of 15.61% and matures on December 9, 2030. The debenture is secured by the assets of Arise, is not convertible and is not guaranteed by the Company.

The following properties have been pledged as collateral to secure obligations of the Company’s subsidiary, WDB Holding PA, under a senior secured term loan, entered into on December 18, 2020, by and between WDB Holding PA and a syndicate of lenders, in the amount of $120 million, bearing an interest rate of 12.875% per annum and maturing on December 17, 2024: (i) Ilera Healthcare – Grow PA, Waterfall, Pennsylvania and (ii) KCR Dispensary – Allentown, Allentown, Pennsylvania. The interests of WDB Holding PA in the leases for the following properties have been pledged as collateral to secure the obligations WDB Holding PA under the same loan: (i) Ilera Healthcare / TerrAscend Corp. Office., King of Prussia, Pennsylvania, (ii) The Apothecarium Dispensary – Plymouth, Plymouth Meeting, Pennsylvania, (iii) The Apothecarium Dispensary – Lancaster, Lancaster, Pennsylvania, (iv) The Apothecarium Dispensary – Thorndale, Thorndale, Pennsylvania, (v) KCR Dispensary – Bethlehem, Bethlehem, Pennsylvania, (vi) KCR Dispensary – Stroudsburg, Stroudsburg, Pennsylvania. The loan is secured by the assets of TerrAscendʼs Pennsylvania business.

Item 3. Legal Proceedings

Legal Proceedings

The Company is from time to time involved in various legal proceedings. Other than as noted below, TerrAscend believes that none of the litigation in which it is currently involved, or has been involved, in individually or in the aggregate, is material to the Company’s consolidated financial condition or results of operations.

PharmHouse and 261 Matter

On October 15, 2018, the Company’s wholly owned subsidiary TerrAscend Canada entered into a multi-year cultivation agreement (the “PharmHouse Agreement”) with PharmHouse Inc. (“PharmHouse”), a joint venture between RIV Capital and 2615975 Ontario Inc., the operators of a leading North American greenhouse produce company (“261”). Under the terms of the PharmHouse Agreement, it was expected that PharmHouse would grow and supply cannabis to TerrAscend Canada from its existing 1.3 million square foot greenhouse located in Leamington, Ontario. Once fully licensed, the production of flower, trim and clones from up to 20% of the dedicated flowering space planted at the greenhouse was expected to be made available to TerrAscend Canada. To date, PharmHouse has not yet delivered product in accordance with the terms of the PharmHouse Agreement.

On September 11, 2020, the Company and TerrAscend Canada were informed that a statement of claim was issued on August 31, 2020 in the Ontario Superior Court of Justice by 261 against RIV Capital, Canopy Growth, the Company and TerrAscend Canada (the “261 Claim”). In the 261 Claim, 261 alleged the Company worked with the other defendants to bankrupt PharmHouse in order to avoid having to purchase certain products to be provided by PharmHouse under the PharmHouse Agreement. 261 sought damages from the defendants in the amount of C$500 million and alleged certain causes of action, including bad faith, fraud, civil conspiracy, breach of the duty of honesty and good faith in contractual relations and breach of fiduciary duty.

On September 16, 2020, in connection with its bankruptcy proceedings, PharmHouse obtained an order from the Ontario Superior Court of Justice granting PharmHouse creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”). Pursuant to the CCAA order, the 261 Claim was stayed. During a CCAA hearing in November 2020, 261 objected to the stay of the 261 Claim. The judge presiding over the CCAA process agreed to allow 261 to discontinue the 261 Claim against the defendants “without prejudice” to its right to recommence the 261 Claim against all parties except PharmHouse Inc., provided that such recommenced claim can only be brought after January 1, 2021. This does not affect any of the defendants’ ability to move for a stay of the recommenced 261 Claim. On February 10, 2021, 261 served the Company and TerrAscend Canada with the recommenced 261 Claim. The recommenced 261 Claim contains the same factual allegations as the 261 Claim, the same legal claims and the same relief sought; however, it was not recommenced against PharmHouse Inc. The Company has not accrued any contingencies with respect to the recommenced 261 Claim.

On March 11, 2021, the Ontario Superior Court of Justice approved a settlement agreement (the “Settlement Agreement”) between the Company, TerrAscend Canada and PharmHouse. 261 is not a party to the Settlement Agreement. The Ontario Superior Court of Justice held in its March 11, 2021 endorsement that nothing in the Settlement Agreement releases or compromises any of the claims or causes of action asserted against the Company or TerrAscend Canada in the recommenced 261 Claim. The Settlement Agreement provides that the Company make a one-time purchase of a specific quantity of cannabis that was grown under the PharmHouse Agreement for a set price per gram, totaling C$1,166,669.93, and for a one-time cash payment of C$725,000 to PharmHouse for full and final satisfaction of any claims or obligations between the Company, TerrAscend Canada and PharmHouse. The Company paid all amounts due under the Settlement Agreement and has commercialized the purchased cannabis. The Settlement Agreement does not affect the recommenced 261 Claim issued on February 10, 2021, as the plaintiff in the recommenced 261 Claim is not a party to the Settlement Agreement and the Ontario Superior Court of Justice held that nothing in the Settlement Agreement releases or compromises any of the claims or causes of action asserted against the Company or TerrAscend Canada in the recommenced 261 Claim.

Investments International Matter

On October 20, 2018, Investments International Inc. (“Investments”) signed a lease agreement with the Company and its wholly owned subsidiaries, 2627685 Ontario Inc. and 2151924 Alberta Inc. On February 8, 2019, Investments filed a statement of claim under the Court of Alberta against the Company and its wholly owned subsidiaries, for breach of the lease agreement. The amount claimed is $2,764 plus interest from and after the termination date of an unexecuted lease.  The Company has paid initial lease deposits in addition to submitting a statement of defence. The Company does not expect the claim to have a material adverse impact on the Company and no amount has been accrued in the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

TerrAscend’s Common Shares are listed on the CSE under the trading symbol “TER.” The Common Shares also trade over the counter in the US on the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Group, Inc. under the trading symbol “TRSSF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

TerrAscend had 206 shareholders of record as of March 15, 2022. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

The Company has not declared any dividends or made any distributions. Furthermore, the Company has no current intention to declare dividends on its Common Shares in the foreseeable future. Any decision to pay dividends on its Common Shares in the future will be at the discretion of the Board of Directors and will depend on, among other things, the Company’s results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board of Directors may deem relevant.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	13,046,946	5.00	18,239,524
Equity compensation plans not approved by security holders	—	—	—
Total	13,046,946	5.00	18,239,524

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company during the fiscal year ending December 31, 2021, which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other Company share classes and new securities resulting from the modification of outstanding securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

Common Shares

On January 28, 2021, the Company issued 18,115,656 Common Shares at an issue price of $9.64 per share in connection with a non-brokered private placement announced on January 12, 2021, resulting in gross proceeds of $175 million.

On April 30, 2021, 3,464,870 Common Shares were issued to the former owners of Guadco, LLC and KCR Holdings LLC at a price of $9.94 per share as consideration for the acquisition of the remaining 90% of the equity of this business.

In 2021, 40,665 Common Shares were issued to holders of the 2021 RSUs (as defined below) upon vesting at fair value prices on the dates of issuance between $2.26 and $10.11 per share.

In 2021, 8,000 Common Shares were issued to an individual shareholder at price range between $6.58 and $11.50 per share as a result of a liability settlement.

Other Issuances

In the year ended December 31, 2021, 3,905,000 options to purchase Common Shares were granted to certain Company employees as additional compensation pursuant to the Company’s Stock Option Plan at various exercise prices between $5.85 to $15.61 per share. These options vested annually over a period of three or four years.

In the year ended December 31, 174,408 RSUs (each, a “2021 RSU”) were granted to various employees as compensation pursuant to the Company’s RSU Plan at a grant price $10.79 per share. Each 2021 RSU entitles the holder to receive one Common Share. The 2021 RSUs vested annually over three to four years.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the accompanying notes presented in this Form 10-K. Readers are cautioned that this Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements and that actual events may vary from management’s expectations. This discussion addresses matters the Company considers important for an understanding of its financial condition and results of operations.

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Item 2, “Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form 10, as amended, filed with the SEC on January 20, 2022. The financial condition and results of operations of TerrAscend is for the years ended December 31, 2021 and 2020 and the accompanying notes for each respective period. It is supplemental to, and should be read in conjunction with, the Company’s consolidated financial statements for the year ended December 31, 2021, 2020 and 2019 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”), unless otherwise indicated.

This MD&A contains certain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws. Please refer to the discussion of forward-looking statements and information set out under the heading “Cautionary Note Regarding Forward-Looking Statements” at the forepart of this Form 10-K. As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information. This MD&A should be read in conjunction with the risk factors set forth in Item 1A – “Risk Factors.”

Business Overview

TerrAscend is a leading North American cannabis operator with vertically integrated operations in Pennsylvania, New Jersey, and California, licensed cultivation and processing operations in Maryland, and licensed processing operations in Canada. TerrAscend operates a chain of The Apothecarium dispensary retail locations, as well as scaled cultivation, processing, and manufacturing facilities on both the east and west coasts of the United States. TerrAscend’s cultivation and manufacturing practices yield consistent, high-quality cannabis, providing industry-leading product selection to both the medical and legal adult-use market. Notwithstanding various states in the US which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under US federal law for any purpose, by way of the CSA.

TerrAscend operates under one operating segment for the cultivation, production and sale of cannabis products.

TerrAscend’s portfolio of operating businesses and brands include:

•	Ilera Healthcare, a vertically integrated cannabis cultivator, processor and dispensary operator in Pennsylvania;
•	TerrAscend NJ LLC, a majority owned subsidiary that holds a permit to operate up to three alternative treatment centers in New Jersey with the ability to cultivate and process;
•	The Apothecarium, consisting of retail dispensaries in California, Pennsylvania and New Jersey;
•	Valhalla Confections, a leading provider of premium edible products;
•	State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco, California;
•	HMS Health, LLC and HMS Processing, LLC, a producer and seller of cannabis flower for the wholesale medical cannabis market in Maryland;
•	Arise Bioscience, a manufacturer and distributor of hemp-derived products, located in Boca Raton, Florida; and

TerrAscend Canada Inc., a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis, whose principal business activities include processing and sale of cannabis flower and oil products in Canada.

TerrAscend also entered into the Arrangement Agreement on August 31, 2021 to acquire Gage, a company which provides support services to licensed Gage-branded cannabis cultivators, processors and provisioning centers, and Cookies-branded provisioning centers, in Michigan. For more information regarding the Acquisition of Gage, please see Item 1 – “Business” – “Recent Developments” – “The Acquisition of Gage Growth Corp.”

Results from Operations - Years ended December 31, 2021, December 31, 2020, and December 31, 2019

The following tables represent the Company’s results from operations for the twelve months ended December 31, 2021, December 31, 2020, and December 31, 2019:

Revenue, net

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenue	$222,067	$157,906	$66,164
Excise and cultivation taxes	(11,648)	(10,073)	(2,351)
Revenue, net	$210,419	$147,833	$63,813
$ change	62,586	84,020
% change	42%	132%

The increase in net revenue at December 31, 2021 as compared to December 31, 2020 was due to an increase of $42,410 in retail sales from $44,709 at December 31, 2020 to $87,119 at December 31, 2021, and an increase of $20,176 in wholesale sales from $103,124 at December 31, 2020 to $123,300 at December 31, 2021. The increase in retail sales was primarily a result of the increase in retail dispensaries across Pennsylvania, California, and New Jersey, which increased from nine at the end of 2020 to thirteen at the end of 2021. The increase in wholesale sales was primarily a result of the initial ramp up in New Jersey, expansion in Pennsylvania, as well as the acquisition of HMS.

The increase for the year ended December 31, 2020 as compared to December 31, 2019 was due to an increase of $56,431 in wholesale sales from $46,693 at December 31, 2019 to $103,124 at December 31, 2020, and an increase of $27,589 in retail sales from $17,120 at December 31, 2019 to $44,709 at December 31, 2020. The increase was primarily due to operational scale up as well as a full year of operations from the Company’s acquisitions. The Company acquired The Apothecarium in June 2019, Ilera in September 2019, and State Flower in January 2020. The Company continued to expand organically through an increase in production and wholesale capacity in Pennsylvania and store expansions in Pennsylvania and California. In addition, the Company opened its first alternative treatment center in Phillipsburg, New Jersey during the year ended December 31, 2020.

Cost of Sales

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cost of sales	$94,104	$62,702	$54,299
Impairment of inventory	4,211	4,111	6,956
Total cost of sales	$98,315	$66,813	$61,255
$ change	31,502	5,558
% change	47%	9%
Cost of sales as a % of revenue	44%	42%	93%

The increase in cost of sales for the twelve months ended December 31, 2021 as compared to December 31, 2020 was a result of the increased volume of sales. The increase in the ratio of cost of sales relative to revenue is a result of yield declines in Pennsylvania and a higher mix of retail versus wholesale.

The increase in cost of sales from December 31, 2019 to December 31, 2020 was due to operational scale up as well as a full year of operations as a result of the Company’s acquisitions of The Apothecarium in June 2019, Ilera in September 2019 and State Flower in January 2020. In addition, the Company has continued to expand production capacity and wholesale and retail sales presence. The Company’s production facility in Pennsylvania tripled production capacity in the first quarter of 2020. The improvement in the ratio of cost of sales relative to net sales is a result of the Company becoming more cost efficient throughout its production process.

During the year ended December 31, 2021, the Company recorded impairment of $2,322, related to aged, obsolete, or unsaleable inventories at its Canada and Florida operations. Additionally, the Company recorded impairment of $1,889 at its Pennsylvania operations related to inventory that did not meet its quality standards. During the years ended December 31, 2020 and 2019, the Company recorded inventory impairments of $4,111 and $6,956, respectively, relating to raw materials and Cannabis products (finished goods) exceeding the net realizable value. Management determines net realizable value as the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

Of the impairment charges during the twelve months ended December 31, 2020, $1,795 of the charges were related to write down of inventory purchased from a third-party supplier, during the current period, at prices per prior signed agreements. The impairment charges for the year ended December 31, 2019 were due to the carrying value of inventory exceeding the estimated net realizable value.

General and Administrative Expense (G&A)

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
General and administrative expense	$80,973	$65,534	$45,898
$ change	15,439	19,636
% change	24%	43%
G&A as a % of revenue	36%	42%	69%
G&A excluding share-based compensation	66,031	55,459	39,160
G&A excluding share-based compensation as a % of revenue	30%	35%	59%

The increase in G&A expenses for the years ended December 31, 2021 as compared to December 31, 2020 was primarily a result of increased salaries and wages of $11,716, mainly as a result of the increase in US operations. Additionally, the Company recognized increased share-based compensation expense of $4,867, primarily due to the greater number of options granted to new employees during the latter half of 2020, resulting in higher expenses during the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020, as well as expense related to the acceleration of options related to severance. In addition, the Company paid $2,121 in one-time legal settlements during the twelve months ended December 31, 2021.

The increase in G&A expenses for the twelve months ended December 31, 2021 was partially reduced by a decrease in professional fees from the twelve months ended December 31, 2020 as a result of payments due of $7,500 related to amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ pursuant to services surrounding the granting of certain licenses. Excluding this payment, professional fees increased $6,283 primarily due to legal fees and fees for US filer preparation.

The increase in G&A expenses for the year ended December 31, 2020 as compared to December 31, 2019 was primarily driven by an increase in professional fees related to payments due of $7,500 to an entity controlled by the minority shareholders of TerrAscend New Jersey. Additionally, the Company recognized an increase in share-based compensation expense of $3,337 due to options granted to new employees in 2020 and vesting of RSU grants. No RSU grants vested during the twelve months ended December 31, 2019. The increase in G&A was also partially driven by the full year impact of the acquisitions of The Apothecarium, Ilera and State Flower in 2019 and the organic expansion of dispensaries in California and Pennsylvania.

Amortization and Depreciation Expense

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Amortization and depreciation	$7,656	$5,562	$3,067
$ change	2,094	2,495
% change	38%	81%

The increase in amortization and depreciation expense for the twelve months ended December 31, 2021 as compared to December 31, 2020 is primarily related to additions of property and equipment due to the Company’s cultivation expansions and increase in dispensaries in Pennsylvania, New Jersey and California.

The increase in amortization and depreciation expense for the year ended December 31, 2020 as compared to December 31, 2019 was primarily driven by a full year of US operations as a result of the acquisitions that occurred during the year ended December 31, 2019. Additionally, the Company completed construction of the cultivation facility in New Jersey and began recording depreciation during the year ended December 31, 2020.

Revaluation of contingent considerations

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revaluation of contingent consideration	$3,584	$18,709	$46,857
$ change	(15,125)	(28,148)
% change	-81%	-60%

The decrease in the revaluation of contingent consideration for the year ended December 31, 2021 as compared to December 31, 2020 is a result of a reduction in the liability as compared to December 31, 2020 due to payments for the earnout of Ilera of $29,668 made subsequent to December 31, 2020, reducing the amount outstanding. This decrease is partially offset by the accretion of contingent consideration payable, which was recorded at the present value of future payments upon initial recognition.

The decrease in the revaluation of contingent consideration for the year ended December 31, 2020 as compared to December 31, 2019 is a result of a reduction in the liability as compared to December 31, 2019 due to payments of $147,184, reducing the amount outstanding. This decrease was partially offset by the accretion of the contingent consideration payable for Ilera and State Flower which were recorded at the present value of future payments upon initial recognition.

(Gain) loss on fair value of warrants and purchase option derivative asset

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
(Gain) loss on fair value of warrants and purchase option derivative asset	$(57,904)	$110,518	$—
$ change	(168,422)	110,518
% change	-152%	100%

The Preferred Share warrant liability has been remeasured to fair value at December 31, 2021 using the Black Scholes model. The Company recognized a gain during the twelve months ended December 31, 2021 as a result of the reduction of the Company’s share price from December 31, 2020 as compared to December 31, 2021, as well as from warrants exercised during the twelve months ended December 31, 2021. The combined impact resulted in a gain on fair value of warrants of $58,158 for the twelve months ended December 31, 2021.

For the year ended December 31, 2021, the purchase option derivative asset was remeasured to fair value using the Monte Carlo simulation model resulting in a loss of $254.

During the twelve months ended December 31, 2020, the Company recognized a loss on fair value of warrants of $110,518 as a result of the increase in the Company’s share price from the valuation date.

Finance and other expenses

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Finance and other expenses	$29,229	$8,193	$3,524
$ change	21,036	4,669
% change	257%	132%

The increase in finance and other expenses for the year ended December 31, 2021 as compared to December 31, 2020 is primarily due to a full year of interest expense of $18,213 related to the Ilera term loan and Canopy Growth Arise loan issued in December 2020, as compared to $674 during the year ended December 31, 2020. In addition, during the year ended December 31, 2021, the Company recorded a reduction to the indemnification asset related to The Apothecarium’s tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015 in the amount of $4,504 included in finance and other expenses, with an offset recorded to reduce the Company’s income tax provision (refer to “Provision for income taxes” below). During the current period, finance and other expenses is partially offset by $1,414 of other income related to the forgiveness of the Company’s Paycheck Protection Program (“PPP”) loans received by the Company’s Arise business. The finance expense in the comparable prior year period was primarily related to borrowings on the $75,000 credit facility with JW Asset Management LLC, as well as the Canopy Growth loan (formerly RIV Capital loan) entered into in the latter half of 2019, and the Canopy Growth Canada Inc financing received in the first quarter of 2020.

The increase in finance and other expenses during the year ended December 31, 2020 as compared to December 31, 2019 was due to the Ilera term loan, Canopy Growth Arise loan, RIV Capital loan, and convertible debt entered into during the year ended December 31, 2020. The finance expense for the year ended December 31, 2019 was primarily related to borrowings on the $75,000 credit facility with JW Asset Management LLC, which was fully paid off in the first quarter of 2020 using proceeds received from the Canopy Growth Canada Inc. financing.

Transaction and restructuring costs

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Transaction and restructuring costs	$3,111	$2,093	$8,444
$ change	1,018	(6,351)
% change	49%	-75%

The increase in transaction and restructuring costs for the year ended December 31, 2021 as compared to December 31, 2020 was primarily due to higher legal costs related to the acquisitions of KCR and HMS and the pending acquisition of Gage. The transaction and restructuring costs during the year ended December 31, 2020 are related to acquisition costs for State Flower and Preferred Share issuance costs.

Transaction and restructuring costs decreased for the year ended December 31, 2020 from the year ended December 31, 2019 mainly due to the acquisitions of Grander, The Apothecarium and Ilera during the year ended December 31, 2019.

Impairment of goodwill

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Impairment of goodwill	$5,007	$—	$45,802
$ change	5,007	(45,802)
% change	100%	-100%

The impairment recorded during the year ended December 31, 2021 relates to the Company’s Florida reporting unit as the Company determined that the estimated cash flows of its Arise business did not support the carrying value of the intangible assets and goodwill. As a result, the Company recorded impairment to reduce the balance of goodwill at its Florida reporting unit to $nil.

During the year ended December 31, 2019, it was determined that the fair values of TerrAscend’s Canada and California reporting units were more likely than not less than their carrying amounts and as such a one-step impairment test was performed. The following significant assumptions are applied in the determination of the fair value of the reporting units:

•

Cash flows: estimated cash flows were projected based on actual operating results form internal sources, as well as industry and market trends. The forecasts were extended to a total of five years (with a terminal value thereafter);

•	Terminal value growth rate: the terminal growth rate was based on historical and projected consumer price inflation, historical and projected economic indicators and projected industry growth;
•

Post-tax discount rate: the post-tax discount rate is reflective of the reporting units weighted average cost of capital (“WACC”). The WACC was estimated based on the risk-free rate, equity risk premium, beta premium and after-tax cost of debt based on corporate bond yields; and

•	Tax rate: the tax rate used in determining the future cash flows were those substantively enacted at the respective valuation date

As a result of the impairment tests performed, the Company determined that the carrying values of the Canada and California reporting units were less than their fair values. As such, the Company recorded impairment of $1,825 related to its Canada reporting unit, and $43,977 related to its California reporting unit.

Impairment of intangible assets

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Impairment of intangible assets	$3,633	$766	$3,309
$ change	2,867	(2,543)
% change	374%	-77%

The impairment recorded during the year ended December 31, 2021 relates to the write-off of intellectual property at the Company’s Arise business.

During the year ended December 31, 2020, the Company recorded impairment of $423 of intellectual property in Canada related to packaging designs that were written down to its recoverable amount, as well as impairment of $342 related to its customer relationships at Arise as a result of its termination of an agreement with one of its wholesale distributors.

For the year ended December 31, 2019, the Company recorded impairment of $2,928 related to the brand intangible assets at its California business as a result of the annual impairment test performed as it was determined that the carrying value exceeded its fair value.

Impairment of property and equipment

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Impairment of property and equipment	$470	$823	$1,746
$ change	(353)	(923)
% change	-43%	-53%

During the year ended December 31, 2021, the Company determined that equipment purchased for the purpose of extracting CBD and THC oils to support the medical cannabis business in Canada needed to be assessed for impairment as the equipment was never put into use and the Company has since exited the medical cannabis business in Canada. The Company evaluated the recoverability of the asset to determine whether it would be recoverable, and it was determined that the carrying value of the asset exceeded its estimated future undiscounted cash flows and, therefore, recorded an impairment loss of $470.

The impairment losses for the year ended December 31, 2020 were a result of the Company’s strategic decision to cease the growing and cultivation of cannabis in Canada. The Company performed an impairment analysis over the assets that could not be sold. As a result of the impairment analysis, the Company wrote down the net book value of the lighting and irrigation assets previously used in the Canadian cultivation business to $nil.

During the year ended December 31, 2019, the Company shut down its proposed Drug Preparation Premises business as management deemed that market conditions could not support this business and was determined to be no longer commercially viable. As a result, the Company recorded an impairment of $1,746 during the year ended December 31, 2019.

Loss on lease termination

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Loss on lease termination	$3,278	$—	$—
$ change	3,278	—
% change	100%	0%

The Company entered into a lease termination agreement (“Lease Termination”) during the year ended December 31, 2021, with the landlord at its 22,000 square foot facility in Frederick, Maryland to enable the Company to terminate the lease prior to the end of the lease term. As a result of the Lease Termination, the Company recorded a loss on lease termination of $3,278.

Unrealized and realized foreign exchange loss

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Unrealized and realized foreign exchange loss	$4,810	$178	$313
$ change	4,632	(135)
% change	2602%	-43%

The increase in unrealized and realized foreign exchange loss is a result of the remeasurement of USD denominated cash and other assets recorded in C$ functional currency at the Company’s Canadian operations.

Unrealized and realized (gain) loss on investments and notes receivable

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Unrealized and realized (gain) loss on investments and notes receivable	$(6,192)	$(186)	$4,394
$ change	(6,006)	(4,580)
% change	3229%	-104%

The increase in the unrealized gain in the year ended December 31, 2021 relates to the acquisition of the remaining 90% of investment in Guadco LLC and KCR Holdings LLC during the first half of 2021.

The unrealized gain for the year ended December 31, 2020 relates to the equity income pick-up from the Company’s 10% investment in Guadco LLC and KCR Holdings LLC.

The unrealized loss on investments during the year ended December 31, 2019 primarily relates to the unrealized loss on the Company’s investment in Solace Rx as the Company obtained 65% ownership in Solace Rx on June 3, 2019. As a result it was determined that the Company controls Solace Rx and consolidated the financial results from June 3, 2019 onward.

Provision for income taxes

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Provision for income taxes	$28,314	$10,769	$1,769
$ change	17,545	9,000
% change	163%	509%

The increase in tax expense is related to operational scale up.

Liquidity and Capital Resources

	December 31, 2021	December 31, 2020
	$	$
Cash and cash equivalents	79,642	59,226
Current assets	143,221	95,546
Non-current assets	438,713	331,698
Current liabilities	70,362	93,484
Non-current liabilities	282,618	347,076
Working capital	72,859	2,062
Total shareholders’ equity (deficit)	228,954	(13,316)

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

At December 31, 2021, TerrAscend had cash and cash equivalents of $79,642, which is sufficient to fund the Company’s ongoing operations. Any additional future requirements will be funded through the following sources of capital:

•	Cash from ongoing operations
•

Market offerings - the Company has the ability to offer equity in the market for significant potential proceeds to a large investor base, as evidenced by oversubscriptions on previous recent private placements

•	Debt - the Company has the ability to obtain additional debt from additional creditors.
•	Sale leaseback - the Company has the ability to sell and lease back its capital properties.
•	Exercise of options and warrants - the Company would receive funds from exercise of options and warrants from the holders of such securities.

See Item 1A – “Risk Factors” – “Regulatory and Legal Risks to the Company’s Business Due to the Nature of the Industry” – “The Company’s business is subject to applicable anti-money laundering laws and regulations and have restricted access to capital markets, banking and other financial services, which may adversely affect TerrAscend’s business” for further information.

The Company’s objective with respect to its capital management is to ensure it has sufficient cash resources to maintain its ongoing operations and finance its research and development activities, corporate and administration expenses, working capital and overall capital expenditures. Since inception, the Company has primarily financed its liquidity needs through the issuance of shares and utilization of borrowings. The Company expects that its cash on hand and cash flows from operations, along with financing transactions, will be adequate to meet its capital requirements and operational needs for the next 12 months.

Cash Flows

Cash flows from operating activities

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net cash used in operating activities	$(31,815)	$(36,971)	$(39,841)

During the year ended December 31, 2021, the Company made payments in excess of the amount of fair value of the contingent consideration payable at the date of the Ilera acquisition on September 16, 2019 of $11,394 as compared to payments of $56,527 during the year ended December 31, 2020. Excluding these amounts, the Company had net cash used in operating activities of $22,669 and cash provided by operating activities of $19,556 (refer to “Reconciliation of Non-GAAP Measures” below) for the years ended December 31, 2021 and December 31, 2020, respectively. The increase in cash used in operating activities during the year ended December 31, 2021 is mainly the result of income tax payments of $37,060 during the year ended December 31, 2021, as compared to $11,204 during the year ended December 31, 2020, and interest payments of $21,694 during the year ended December 31, 2021, as compared to $2,192 during the year ended December 31, 2020. The increase in interest payments is primarily due to the Ilera term loan in which the Company received proceeds during December 2020. Excluding these payments, the Company saw an increase in cash provided by operating activities during the year ended December 31, 2021, which is primarily due to increased sales.

The improvement in the net cash used in operating activities for the year ended December 31, 2020, as compared to December 31, 2019, is primarily due to a ramp up of the US operations, partially offset by income tax payments of $11,204. Excluding the payments of contingent consideration for Ilera in excess of the amount of the fair value of the contingent consideration payable at the date of acquisition made during the year ended December 31, 2020, the Company had positive cash provided by operating activities of $19,556 (refer to “Reconciliation of Non-GAAP Measures” below).

Cash flows from investing activities

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net cash used in investing activities	$(132,421)	$(45,890)	$(104,218)

The net cash used in investing activities for the year ended December 31, 2021 primarily relates to cash consideration paid for the acquisitions of KCR and HMS totaling $42,736. During the year ended December 31, 2021, the Company made payments of $50,000 related to the purchase of the additional 12.5% of the issued and outstanding equity of TerrAscend NJ from BWH NJ, LLC and Blue Marble Ventures, LLC. Additionally, the Company had investments in property and equipment of $38,483 primarily related to the buildout of the New Jersey operations and expansions in Pennsylvania cultivation and $1,977 related to deposits paid for the expansion of the cultivation premises in Pennsylvania.

In comparison, the net cash used in investing activities for the year ended December 31, 2020 was primarily due to investments in property and equipment of $44,621 primarily relating to the buildout of the New Jersey operations and expansions in Pennsylvania and California cultivation.

The net cash used in investing activities for the twelve months ended December 31, 2019 was primarily due to cash consideration paid of $67,540 on the acquisitions of Grander, Ilera and The Apothecarium, as well as investments in property and equipment of $32,834, primarily related to the expansion of its Pennsylvania and initial buildout of its New Jersey operations, and investments in notes receivable of $10,456.

Cash flows from financing activities

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net cash provided by financing activities	$182,201	$133,406	$136,934

Net cash provided by financing activities for the twelve months ended December 31, 2021, was mainly a result of the private placement on January 28, 2021, in which the Company issued 18,115,656 Common Shares at a price of $9.64 (C$12.35) per Common Share for total proceeds of $173,477, net of share issuance costs of $1,643. Additionally, during the twelve months ended December 31, 2021, 8,755,339 Common Share warrants were exercised for total proceeds of $21,735 and 1,376,496 stock options were exercised at $0.67-$6.93 (C$0.85-$8.52) per unit for total gross proceeds of $5,462. In addition, 1,968 Preferred Share warrants were exercised at $3,000 per unit for total gross proceeds of $3,588. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of Ilera of $18,274 and by payments of loan principal of $4,500 related to the KCR loan.

Net cash provided by financing activities during the year ended December 31, 2020, was primarily due to loan proceeds in the amount of $201,496 and proceeds from private placements net of share issuance costs of $71,023. Additionally, 829,050 Common Share warrants were exercised for total gross proceeds of $2,075 and 1,816,496 stock options were exercised at $0.43-$6.52 per unit for total gross proceeds of $4,462. In addition, 625 Preferred Share warrants were exercised at $3,000 per unit for total gross proceeds of $750. The cash provided by financing activities was partially offset by payments of contingent consideration of $90,657 to the sellers of Ilera, as well as payments of principal on the Company’s outstanding loans of $53,886 to pay off the remaining balance of the JW Asset Management credit facility, a financing loan in Canada, and the loans from management of Ilera.

During the year ended December 31, 2019, the Company received loan proceeds in the amount of $38,000 from JW Asset Management and management of Ilera, as well as proceeds from a mortgage assumed on the Canadian facility of $4,843. Additionally, the Company received proceeds from convertible debt in the amount of $15,336 from RIV Capital. Total private placement net of shares issuance proceeds amounted to $49,955. Additionally, 959,772 Common Share warrants and 28,636 proportionate share warrants were exercised for total gross proceeds of $24,927 and 1,117,936 stock options were exercised at a weighted average exercise price of $1.79 per unit for gross proceeds of $1,967.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates Adjusted EBITDA as

EBITDA adjusted for certain material non-cash items and certain other adjustments management believes are not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The Company believes this definition is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses.

The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

		For the years ended
Summary of EBITDA and Adjusted EBITDA	Notes	December 31, 2021	December 31, 2020	December 31, 2019
Net income (loss)		$6,135	$(142,256)	$(163,147)
Add (deduct) the impact of:
Provision for income taxes		28,314	10,769	1,769
Finance expenses		24,662	8,416	3,694
Amortization and depreciation		15,390	10,433	4,444
EBITDA	(a)	74,501	$(112,638)	$(153,240)
Add (deduct) the impact of:
Non-cash write downs of inventory	(b)	2,417	$3,668	$6,956
Relief of fair value of inventory upon acquisition	(c)	3,465	(230)	2,677
Share-based compensation	(d)	14,941	10,475	7,661
Impairment of goodwill and intangible assets	(e)	8,640	766	49,111
Impairment of property and equipment	(f)	470	823	1,746
Loss on lease termination	(g)	3,278	—	—
Revaluation of contingent consideration	(h)	3,584	18,709	46,857
Restructuring costs and executive severance	(i)	931	1,023	121
Legal settlements	(j)	2,121	—	—
Fees for services related to NJ licenses	(k)	—	7,500	—
Other one-time items	(l)	6,070	1,070	8,323
(Gain) loss on fair value of warrants and purchase option derivative asset	(m)	(57,904)	110,518	—
Indemnification asset release	(n)	4,504	—	—
Unrealized and realized (gain) loss on investments and notes receivable	(o)	(6,192)	(186)	4,394
Unrealized and realized foreign exchange loss	(p)	4,810	178	313
Adjusted EBITDA		$65,636	$41,676	$(25,081)

(a)	EBITDA is a non-GAAP measure and is calculated as earnings before interest, tax, depreciation and amortization.
(b)	Represents inventory write downs outside the normal course of operations.
(c)

In connection with the Company’s acquisitions, inventory was acquired at fair value, which included a markup or markdown for profit. Recording inventory at fair value in purchase accounting has the effect of increasing or decreasing inventory and thereby increasing or decreasing cost of sales as compared to the amounts the Company would have recognized if the inventory was sold through at cost. The write-up or write-down of acquired inventory represents the incremental cost of sales that were recorded during purchase accounting.

(d)	Represents non-cash share-based compensation expense.
(e)	Represents impairment charges taken on the Company’s intangible assets and goodwill.
(f)	Represents impairment charges taken on the Company’s property and equipment.
(g)	Represents loss taken as a result of the Company’s early termination payment on its Frederick, Maryland lease.
(h)	Represents the loss on period end revaluation of the Company’s contingent consideration liabilities.
(i)	Represents costs associated with severance and restructuring of business units.
(j)	Represents one-time legal settlement charges.
(k)

Represents amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ due upon NJ being granted an alternative treatment center license in the state of New Jersey and NJ making its first sale of medical cannabis to a patient in compliance with the New Jersey Compassionate Use Marijuana Act.

(l)

Includes one-time fees incurred in connection with the Company’s acquisitions, such as expenses related to professional fees, consulting, legal and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for work completed in preparation of becoming a US filer. These fees are not indicative of the Company’s ongoing costs and are expected to be incurred only as additional acquisitions are completed.

(m)

Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the US denominated Preferred Share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.

(n)	Represents the reduction to the indemnification asset related to The Apothecarium’s tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
(o)	Represents unrealized and realized loss and gains on fair value changes on strategic investments and note receivables held.
(p)	Represents the remeasurement of USD denominated cash and other assets recorded in C$ functional currency.

The increase in Adjusted EBITDA for year ended December 31, 2021 was primarily due to operational scale up, as well as the Company’s acquisitions of KCR and HMS. The Company continued to expand in the US organically through an increase in production and wholesale capacity in Pennsylvania, store expansions in Pennsylvania, New Jersey, and California, and operations in New Jersey and Maryland.

The increase in Adjusted EBITDA for the year ended December 31, 2020 as compared to December 31, 2019, was a result of operational scale up as well as a full year of operations from the Company’s acquisitions. The Company acquired The Apothecarium in June 2019, Ilera in September 2019, and State Flower in January 2020. The growth in the US was offset by the reduction of operations in Canada in 2020, which was driven by a shift in focus towards more profitable and sustainable sales.

The table below reconciles net cash used in operating activities to adjusted net cash used in operating activities for the years ended December 31, 2021, December 31, 2020, and December 31, 2019. The Company calculates adjusted net cash provided by (used in) operating activities to adjust net cash provided by (used in) operating activities for the one-time payments of contingent consideration as the Company does not believe that these payments are reflective of ongoing operations.

	For the years ended
	December 31 2021	December 31, 2020	December 31 2019
Net cash used in operating activities	$(31,815)	$(36,971)	$(39,841)
Add the impact of:
Contingent consideration payments in excess of fair value on acquisition	11,394	56,527	—
Adjusted net cash provided by (used in) operating activities	$(20,421)	$19,556	$(39,841)

The amount of contingent consideration paid in excess of the liability recognized at the date of acquisition is reflected as net cash used in operating activities in the Statements of Cash Flows. Excluding this amount, the Company had positive cash provided by operating activities of $19,556 for the year ended December 31, 2020 and net cash used in operating activities of $20,421 and $39,841 for the years ended December 31, 2021 and December 31, 2019, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has $224,171 in principal amount of loans payable outstanding at December 31, 2021. Of this amount, $4,490 are due within the next twelve months. The Company has entered into operating leases for certain premises and offices for which it owes monthly lease payments.

In addition, the Company’s undiscounted contingent consideration payable is $17,782 at December 31, 2021. The contingent consideration payable relates to the Company’s business acquisitions of The Apothecarium and State Flower. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the agreement. The contingent consideration is revalued at the end of each reporting period using a probability weighted model based on the likelihood of achieving certain revenue outcomes.

The Company believes that it has sufficient liquidity, as described above under “Liquidity and Capital Resources”, to allow the Company to meet these contractual obligations.

Subsequent Transactions

On March 10, 2022, the Company closed its previously announced acquisition of Gage Growth Corp. (“Gage”) pursuant to an arrangement agreement dated August 31, 2021 (as amended) (the “Gage Acquisition”). The Company acquired all of the issued and outstanding subordinate voting shares (or equivalent) of Gage. At closing, Gage shareholders received 51,349,978 Common Shares and an additional 25,811,460 of Common Shares are reserved for issuance in connection with the exercise or exchange of former Gage convertible securities that will be settled with the Company’s Common Shares if and when exercised or exchanged. Total consideration was approximately $386 million based on the closing price of the Common Shares on the Canadian Stock Exchange (“CSE”) on March 9, 2022, to be issued in reliance upon the exemption from registration available under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).

Changes in or Adoption of Accounting Principles

New standards, amendments and interpretations adopted:

The Company adopted certain accounting and reporting standards during the year ended December 31, 2021. Information regarding the Company’s adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

While the Company’s significant accounting policies are described in more detail in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on the Form 10-K, the accounting estimates and assumptions discussed in this section are those that the Company considers to be the most critical in the preparation of the consolidated financial statements. An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgement involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to the financial condition.

A quantitative sensitivity analysis is provided where information is available to reasonably estimate the impact and provides material information to investors.

Inventory

The net realizable value of inventory represents the estimated selling price in the ordinary course of business less the reasonably predictable costs of completion, disposal and transportation. The Company estimates the net realizable value of inventories, taking into account the most reliable evidence available at each reporting date. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The future realization of these inventories may be affected by market-driven changes that may reduce future selling prices. A change to these assumptions could impact the Company’s inventory valuation and gross profit.

Revenue recognition

Revenues consist of wholesale and retail sales, which are recognized when control of the goods has transferred to the purchaser and the collectability is reasonably assured.

From time to time, the Company partakes in sales agreements with suppliers in which it also purchases inventory. As part of the five-step revenue model, the Company assesses whether instances of bulk sales made to suppliers of goods have commercial substance and should be recognized as revenue under ASC 606, or whether the transaction should be assessed under ASC 845 Nonmonetary Transactions. The determination of whether the sale has commercial substance requires management’s judgment.

Share-based compensation

In calculating share-based compensation, key estimates are used such as, the rate of forfeiture of options granted, the expected life of the option, the volatility of the Company’s stock price, the vesting period of the option and the risk-free interest rate. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.  While assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to the underlying assumptions and estimates, share based compensation expense could vary significantly from period to period.  The Company recognized share-based compensation expense of $14,942, $10,075, and $6,738 for the years ended December 31, 2021, 2020, and 2019, respectively.

Warrant Liability

The Company uses the Black-Scholes model to calculate the fair value of the warrants issued, which includes various unobservable inputs such as the volatility of the Company’s stock price and the risk-free interest rate. The Company uses judgment to select methods used and in performing the fair value calculations at the initial measurement at issuance, as well as for subsequent measurement on a recurring basis. The assumptions could have a material impact on the valuation of the warrant liability. The warrant liability was remeasured to fair value of $54,986 and $132,257 at December 31, 2021 and 2020, respectively. An increase of 50 basis points to the discount rate and volatility would not have a material impact.

Income taxes

The extent to which deferred tax assets can be recognized is based on an assessment of the probability of the Company generating future taxable income against which the deferred tax assets can be utilized. In addition, significant judgment is required in classifying transactions and assessing probable outcomes of tax positions taken, and in assessing the impact of any legal or economic limits or uncertainties in various tax jurisdictions.

Provisions for taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. It is possible, however, that at some future date, an additional liability could result from audits by taxing authorities. If the final outcome of these tax-related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.

Impairment of goodwill and indefinite lived intangible assets

Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate the carrying amount has been impaired. Definite lived intangible assets are tested for impairment when there are indications that an asset may be impaired. If it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed which compares the carrying value of the reporting unit to its estimated fair value.

The Company uses an income-based approach as necessary to assess the fair values of intangible assets and its reporting units for goodwill testing purposes. Under the income approach, fair value is based on the present value of estimated cash flows. An impaired asset is written down to its estimated fair value based on the most recent information available.

Fair value is determined as the amount that would be obtained from the sale of the asset in an arm’s length transaction between knowledgeable and willing parties. Determining the value in use requires the Company to estimate expected future cash flows associated with the assets and a suitable discount rate in order to calculate present value. A number of factors, including historical results, business plans, forecasts, and market data are used to determine the fair value of the reporting unit and intangible assets.

The Company’s impairment loss calculation contains uncertainties because it requires management to make assumptions and apply judgement to qualitative factors as well as estimate future cash flows and asset fair values, including forecasting projected financial information and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to non-cash impairment losses that could be material.

During the year ended December 31, 2021, the Company made a decision to undertake a strategic review process to explore, review, and evaluate potential alternatives for its Arise business. The Company also determined that the estimated future cash flows for the business did not support the carrying value of the intangible assets and goodwill, and therefore, the intangible assets and goodwill were written down to $nil. The Company recorded impairment of intangible assets of $3,633 and impairment of goodwill of $5,007.

During the fourth quarter of 2021, the Company performed qualitative analyses over its goodwill and indefinite lived intangible assets for each of its reporting units. The Company determined that it was more likely than not that the fair value of its California and Maryland reporting units exceeded their carrying values, and therefore, no quantitative impairment analysis was performed. The Company performed a quantitative analysis over its Pennsylvania reporting unit and determined that the fair value exceeded its carrying value by approximately 15%, resulting in no impairment. An increase of the discount rate of 100 basis points would not cause an impairment. There is no goodwill or indefinite lived intangible assets at the Company’s Canada reporting unit.

During the year ended December 31, 2020, the Company performed qualitative analyses over its goodwill and indefinite lived intangible assets for each of its reporting units and determined that it was more likely than not that the fair value of its California and Pennsylvania reporting units exceeded their carrying values, and therefore, no quantitative analyses was performed. The Company performed a quantitative analysis over its Florida reporting unit and determined that the fair value exceeded its carrying value by approximately 10%, resulting in no impairment. An increase in the discount rate of 100 basis points would not cause an impairment.

During the year ended December 31, 2019, the Company performed qualitative analyses over its goodwill and indefinite lived intangible assets for each of its reporting units and determined that the fair values of its Canada and California reporting units were more likely than not less than the respective carrying values, and therefore, the Company performed a one-step impairment test for each reporting unit. As a result of the one-step impairment tests, the Company recorded impairment loss on goodwill at its Canada reporting unit of $1,825 and impairment loss of $43,977 at its California reporting unit. Additionally, the Company recorded impairment of its indefinite lived intangible assets at its California reporting unit of $2,928.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, ROU assets, and definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable.

When the Company determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. Management judgement is required in the determination of indicators of impairment, as well as the estimation of future undiscounted cash flows, and as necessary, the fair value of those assets or asset groups in which indicators of impairment have been identified.

The Company recorded impairment of property and equipment of $470, $823, and $1,746 for the years ended December 31, 2021, 2020, and 2019, respectively.

Business combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the asset acquire constitutes a business, which can be a complex judgement. The Company has determined that its acquisitions in Note 4 are business combinations under ASC 805 Business Combinations.

In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are recorded at the date of acquisition at their respective fair values. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, the Company may utilize an independent external valuation expert to develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.

The estimates are based upon assumptions that the Company believes are reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

Contingent Consideration

Contingent consideration payable as the result of a business combination is recorded at the date of acquisition at fair value. The fair value of contingent consideration is subject to significant judgement and estimates, such as projected future revenue. Subsequent changes to the fair value of contingent consideration are measured at each reporting date, with changes recognized through profit or loss. Refer to Note 21 included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the sensitivity analysis performed over the contingent consideration liability.

Incremental borrowing rates

Lease payments are discounted using the rate implicit in the lease if that rate is readily available. If that rate cannot be easily determined, the lessee is required to use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company estimates it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company calculates its incremental borrowing rate as the interest rate the Company would pay to borrow funds necessary to obtain an asset of similar value over similar terms taking into consideration the economic factors and the credit risk rating at the commencement date of the lease.

In addition, the Company utilizes a discount rate to determine the appropriate fair value of convertible debentures and loans issued with warrants attached. The discount rate applied reflects the interest rate that the Company would have to pay to borrow a similar amount at a similar term and with a similar security.

Control, joint control or level of influence

When determining the appropriate basis of accounting for the Company’s interests in affiliates, the Company makes judgments about the degree of influence that it exerts directly or through an arrangement over the investees’ relevant activities.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The Company will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under the Securities Act, (b) in which the Company has total annual gross revenue of $1.07 billion or more, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s voting and non-voting common equity that is held by non-affiliates exceeds $700.0 million as of the prior June 30th; and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices and rates. The Company’s market risk exposure is primarily a result of exposure due to potential changes in inflation and interest rates. The Company does not hold financial instruments for trading purposes.

Financial Instruments and Risk Management

Financial instruments recorded at fair value are estimated by applying a fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy is summarized as follows:

Level 1- quoted prices (unadjusted) in active markets for identical assets and liabilities

Level 2- inputs other than quoted prices that are observable for the asset or liability, either directly (prices) or indirectly (derived from prices) from observable market data

Level 3- inputs for assets and liabilities not based upon observable market data

Risk Management

The Company’s risk exposure and the impact on the Company’s financial instruments are summarized below:

(a)            Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, net and notes receivable. Company assesses the credit risk of trade receivables by evaluating the aging of trade receivables based on the invoice date. The carrying amounts of trade receivables is reduced through the use of an allowance account and the amount of the loss is recognized in the consolidated statements of operations and comprehensive loss. When a trade receivable balance is considered uncollectible, it is written off against the allowance for expected credit losses.

The Company has reviewed the items comprising the accounts receivable balance and determined that the majority of accounts are collectible; accordingly, an allowance for doubtful accounts has been recorded. Subsequent recoveries of amounts previously written off are credited against operating expenses in the consolidated statements of operations. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company has no customers whose balance is greater than 10% of total trade receivables as of December 31, 2021.

(b)            Liquidity risk

The Company is exposed to liquidity risk, or the risk that the Company will not be able to meet its financial obligations as they become due. The Company manages liquidity risk through ongoing review of its capital requirements. The Company’s objective with respect to its capital management is to ensure it has sufficient cash resources to maintain its ongoing operations.

(c)            Market Risk

The significant market risk exposures to which the Company is exposed are foreign currency risk and interest rate risk.

i)	Foreign currency risk:

Foreign currency risk is the risk that a variation in exchange rates between the Canadian dollar and US dollar and other foreign currencies will affect the Company’s operations and financial results.

The Company and its subsidiaries hold cash and cash equivalents in currencies other than their functional currency. The Company does not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of the Company’s operations. A 10% increase in the value of the U.S. dollar compared to the Canadian dollar resulted in $3,191 potential loss. A 10% decrease in the value of the U.S. dollar compared to the Canadian dollar resulted in a $3,900 potential gain. The estimated fair values of the Company’s foreign currency exchange rate. Other than the cash and cash equivalents noted previously, the Company does not hold significant monetary assets or liabilities in currencies other than its functional currency.

ii)	Interest rate risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. In respect of financial assets, the Company’s policy is to invest excess cash at floating rates of interest in cash equivalents, in order to maintain liquidity, while achieving a satisfactory return. Fluctuations in interest rates impact the value of cash equivalents. The Company’s investments in guaranteed investment certificates bear a fixed rate and are cashable at any time prior to maturity date.

The company does not have significant cash equivalents at year end. The Company’s loans payable have fixed interest rates from 6% to 12.875% per annum. The mortgage payable bears interest at a fixed rate of 5.5% per annum. All other financial liabilities are non-interest-bearing instruments.

Item 8. Financial Statements and Supplementary Data

All information required by this item may be found on pages F-1 through F-55 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Form 10-K.  Based upon that evaluation, management, including the Executive Chairman and Chief Financial Officer, determined that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the year ended December 31, 2021, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III will be included in the Company’s Proxy Statement relating to the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in the Company’s Proxy Statement relating to the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in the Company’s Proxy Statement relating to the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in the Company’s Proxy Statement relating to the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in the Company’s Proxy Statement relating to the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
1.	Financial Statements

The accompanying Index to Consolidated Financial Statements on page F-1 of this Form 10-K is provided in response to this item.

2.	List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b)	The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Form 10-K.

Appendix A

List of Licenses and Permits of TerrAscend Corp.*

US State or Country	License Number	Agency	Name of License Holder	Address	Category	Medical or Adult Use License	Expiration Date
CA	Provisional Retailer License C10-0000738-LIC	BCC	BTHHM Berkeley, LLC	2312 Telegraph Ave., Berkeley, CA 94704	Provisional Retailer License	Both	7/21/2022
CA	Provisional Retailer License C10-0000515- LIC	BCC	RHMT LLC (d/b/a The Apothecarium)	2029 Market St., San Francisco, CA 94114	Provisional Retailer License	Both	7/25/2022
CA	Provisional Retail License C10-0000522- LIC	BCC	Howard Street Partners, LLC	527 Howard St, San Francisco, CA 94105	Provisional Retailer License	Both	7/28/2022
CA	C-92172	City & County of San Francisco, Department of Public Health, Population Health Division	Howard Street Partners, LLC	527 Howard St, San Francisco, CA 94105	Medical Cannabis Dispensary Permit Amendment	Both	6/30/2022
CA	Provisional Retail License C10-0000523- LIC	BCC	Deep Thought, LLC (d/b/a The Apothecarium)	2414 Lombard St, San Francisco, CA 94123	Provisional Retailer License	Both	7/28/2022
CA	C-82289	City & County of San Francisco, Department of Public Health, Population Health Division	Deep Thought, LLC (d/b/a The Apothecarium)	2414 Lombard St, San Francisco, CA 94123	Medical Cannabis Dispensary Permit Amendment	Both	7/7/2022

US State or Country	License Number	Agency	Name of License Holder	Address	Category	Medical or Adult Use License	Expiration Date
CA	Distributor License C11- 0000300-LIC	BCC	ABI SF, LLC (d/b/a State Flower)	75 Industrial St, San Francisco, CA 94124-1502	Distribution License	Both	6/9/2022
CA	Cultivation (Small Indoor) Permit CCL18-0000943)	CDFA	ABI SF, LLC (d/b/a State Flower)	75 Industrial St, San Francisco, CA 94124-1502	Cultivation (Small Indoor)	Adult Use	4/2/2022
CA	Distributor License C11- 0000052-LIC	BCC	V Products LLC	2445 Bluebell Dr Santa Rosa, CA 95403	Distribution License	Both	5/6/2022
CA	Manufacturer (Type N: Infusion) License CPDH- 10003318	CDPH	V Products LLC	2445 Bluebell Dr Santa Rosa, CA 95403	Manufacturer License	Both	5/29/2022
CA	Occupancy # 04867	City of Santa Rosa	Valhalla Confections	2445 Bluebell Dr Santa Rosa, CA 95403	Consolidated Permit to Operate	Both	7/31/2022
CA	Provisional Retailer License C10-0000706-LIC	BCC	Capitola Caring Project LLC	1850 41st. Ave, Suite 101, Capitola, CA 95010	Retail License	Both	04/20/2022
NJ	1162020	CRC	TerrAscend NJ	130 Old Denville Rd., Boonton, NJ 07005	ATC- Cultivation	Medical	12/31/2022
NJ	1162020	CRC	TerrAscend NJ	55 South Main St., Phillipsburg, NJ 08865	ATC- Dispensary	Medical	12/31/2022

US State or Country	License Number	Agency	Name of License Holder	Address	Category	Medical or Adult Use License	Expiration Date
NJ	1162020	CRC	TerrAscend NJ	1865 Springfield Ave., Maplewood, NJ 07040	ATC- Dispensary	Medical	12/31/2022
PA	GP-3010-17	DOH	Ilera Healthcare LLC	3786 N Hess, Waterfall, PA 16689	Grower/ Processor	Medical	6/20/2022
PA	D-1037-17	DOH	Ilera Healthcare LLC (d/b/a The Apothecarium) - Plymouth	420 Plymouth Road, Plymouth Meeting, PA, 19462	Dispensary	Medical	6/29/2022
PA	D-1037-17	DOH	Ilera Healthcare LLC (d/b/a The Apothecarium) - Lancaster	2405 Covered Bridge Drive, Lancaster, PA, 17602	Dispensary	Medical	6/29/2022
PA	D-1037-17	DOH	Ilera Healthcare LLC (d/b/a The Apothecarium) - Thorndale	2701 Lincoln Highway East, Thorndale, PA 19372	Dispensary	Medical	6/29/2022
PA	D-2035-17	DOH	Guadco LLC (d/b/a Keystone Canna Remedies)	3340 Hamilton Blvd., Allentown, PA 18103	Dispensary	Medical	6/29/2022
PA	D-2035-17	DOH	Guadco LLC (d/b/a Keystone Canna Remedies)	1523 N. 9th St., Suite 102, Stroudsburg, PA 18360	Dispensary	Medical	6/29/2022
PA	D-2035-17	DOH	Guadco LLC (d/b/a Keystone Canna Remedies)	1309 Stefko Blvd., Bethlehem, PA 18017	Dispensary	Medical	6/29/2022

US State or Country	License Number	Agency	Name of License Holder	Address	Category	Medical or Adult Use License	Expiration Date
MD	G-17-00012	MMCC	HMS Health, LLC	4106 Harvard Place, Unit B2, Frederick, MD 21703	Cultivation	Medical	8/31/2023
MD	P-18-00003	MMCC	HMS Processing, LLC DBA HMS Processing - Frederick	4106 Harvard Place, Unit B2, Frederick, MD 21703	Processing	Medical	9/27/2024
Canada	LIC-7FINC9ZUTW-2021	Health Canada	TerrAscend Canada	3610 Mavis Road, Mississauga, ON, Canada L5C 1W2	Processing	Both (Currently only operating as Adult Use)	6/25/2024

 * As of February 28, 2022

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Arrangement Agreement, dated October 8, 2018, by and among TerrAscend Corp., Canopy Growth Corporation, Canopy Rivers Corporation, JW Opportunities Master Fund, Ltd., JW Partners, LP and Pharmaceutical Opportunities Fund, LP.*	10-12G	000-56363	2.1	11/2/2021

2.2	Securities Purchase Agreement, dated February 10, 2019, by and among BTHHM Berkeley, LLC, PNB Noriega, LLC, V Products, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen and TerrAscend Corp. and WDB Holding CA, Inc.*	10-12G	000-56363	2.2	11/2/2021

2.3	Securities Purchase Agreement, dated February 10, 2019, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen, and TerrAscend Corp. and WDB Holding CA, Inc.*	10-12G	000-56363	2.3	11/2/2021

2.4	Securities Purchase and Exchange Agreement, dated August 1, 2019, by and among Ilera Holdings LLC, Mera I LLC, Mera II LLC, TerrAscend Corp., WDB Holding PA, Inc. and Osagie Imasogie.*	10-12G	000-56363	2.4	11/2/2021

2.5	Securities Purchase Agreement, dated February 10, 2019, by and among Gravitas Nevada Ltd, Verdant Nevada LLC, Green Achers Consulting Limited, TerrAscend Corp. and WDB Holding, NV, Inc.*	10-12G	000-56363	2.5	11/2/2021

2.6	Arrangement Agreement, dated August 31, 2021, by and between TerrAscend Corp. and Gage Growth Corp.*	10-12G	000-56363	2.6	11/2/2021

2.7	Membership Interest Purchase Agreement, dated August 31, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.*	10-12G	000-56363	2.7	11/2/2021

2.8	First Amendment to Membership Interest Purchase Agreement, dated November 9, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.*	10-12G/A	000-56363	2.8	12/22/2021

2.9	Amending Agreement, dated October 4, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.8	11/2/2021

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.4	11/2/2021

4.1	Description of Securities.					X

10.1	Form of Voting Support Agreement.	10-12G	000-56363	10.1	11/2/2021

10.2	Debenture Agreement, dated March 10, 2020, by and between Canopy Growth and TerrAscend Canada Inc.*	10-12G	000-56363	10.2	11/2/2021

10.3	Credit Agreement, dated December 18, 2020, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-12G	000-56363	10.3	11/2/2021

10.4	Employment Agreement, dated May 1, 2018, by and between TerrAscend Corp. and Michael Nashat.	10-12G	000-56363	10.4	11/2/2021

10.5	Employment Agreement, dated August 16, 2018, by and between TerrAscend Corp. and Adam Kozak.	10-12G	000-56363	10.5	11/2/2021

10.6	Independent Contractor Agreement, dated December 1, 2019, by and between TerrAscend Corp. and Lisa Swartzman.	10-12G	000-56363	10.6	11/2/2021

10.7	Amendment to Independent Contractor Agreement, dated June 2, 2021, by and between TerrAscend Corp. and Lisa Swartzman.	10-12G	000-56363	10.7	11/2/2021

10.8	Consulting Agreement, dated January 9, 2020, by and between TerrAscend Corp. and JA Connect LLC.	10-12G	000-56363	10.8	11/2/2021

10.9	Employment Agreement, dated December 3, 2020, by and between TerrAscend Corp. and Greg Rochlin.	10-12G	000-56363	10.9	11/2/2021

10.10	Employment Agreement, dated April 22, 2020, by and between TerrAscend Corp. and Keith Stauffer.	10-12G	000-56363	10.10	11/2/2021

10.11	Employment Agreement, dated May 1, 2020, by and between TerrAscend Corp. and Jason Ackerman.	10-12G	000-56363	10.11	11/2/2021

10.12	Separation Agreement, dated March 6, 2020, by and between TerrAscend Corp. and Michael Nashat.	10-12G	000-56363	10.12	11/2/2021

10.13	Separation Agreement and General Release, dated July 29, 2021, by and between TerrAscend Corp. and Greg Rochlin.	10-12G	000-56363	10.13	11/2/2021

10.14	Separation Agreement and General Release, dated August 17, 2021, by and between TerrAscend Corp. and Jason Ackerman.	10-12G	000-56363	10.14	11/2/2021

10.15	Employment Agreement, dated January 5, 2022, by and between TerrAscend USA, Inc. and Ziad Ghanem.	10-12G/A	000-56363	10.15	1/19/2022

10.16	Form of Indemnity Agreement.	10-12G	000-56363	10.15	11/2/2021

10.17	TerrAscend Corp. Stock Option Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.18	Form of Option Agreement.	10-12G/A	000-56363	10.15	1/19/2022

10.19	TerrAscend Corp. Share Unit Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.20	Form of Share Unit Agreement.	10-12G/A	000-56363	10.15	1/19/2022

10.21	Credit Agreement, dated November 2, 2021, by and among Gage Growth Corp. and its subsidiaries, as Borrowers, and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent.					X

21.1	List of Subsidiaries of TerrAscend Corp.	10-12G/A	000-56363	21.1	12/22/2021

31.1	Certification of Executive Chairman required by Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification of Executive Chairman pursuant to Section 1350.					X

32.2	Certification of Executive Chairman pursuant to Section 1350.					X

* Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) is the type of information of the Company treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 17, 2022	By:	/s/ Jason Wild
Jason Wild
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities indicated on March 17, 2022.

Signature	Title

/s/ Jason Wild Jason Wild	Executive Chairman and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Keith Stauffer Keith Stauffer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Craig Collard	Director
Craig Collard

/s/ Richard Mavrinac	Director
Richard Mavrinac

/s/ Ed Schutter	Director
Ed Schutter

/s/ Lisa Swartzman	Director
Lisa Swartzman

/s/ Kara DioGuardi	Director
Kara DioGuardi

TerrAscend Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TerrAscend Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TerrAscend Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 17, 2022 We have served as the Company’s auditor since 2017.

TerrAscend Corp.

Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for per share amounts)	At	At
	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$79,642	$59,226
Accounts receivable, net	14,920	10,856
Share subscriptions receivable	105	—
Inventory	42,323	20,561
Prepaid expenses and other current assets	6,231	4,903
	143,221	95,546
Non-Current Assets
Property and equipment, net	140,762	110,245
Operating lease right of use assets	29,561	23,229
Intangible assets, net	168,984	110,710
Goodwill	90,326	72,796
Indemnification asset	3,969	11,500
Investment in associate	—	1,379
Other non-current assets	5,111	1,839
	438,713	331,698
Total Assets	$581,934	$427,244

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$30,340	$27,382
Deferred revenue	1,071	638
Loans payable, current	8,837	5,734
Contingent consideration payable, current	9,982	30,966
Lease liability, current	1,193	1,025
Corporate income tax payable	18,939	27,739
	70,362	93,484
Non-Current Liabilities
Loans payable, non-current	176,306	171,172
Contingent consideration payable, non-current	2,553	6,590
Lease liability, non-current	30,754	23,836
Warrant liability	54,986	132,257
Convertible debentures	—	5,284
Deferred income tax liability	14,269	7,937
Other non-current liabilities	3,750
	282,618	347,076
Total Liabilities	352,980	440,560
Commitments and Contingencies
Shareholders’ Equity (Deficit)
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; and 13,708 and 14,258 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; and 610 and 710 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; and 36 and nil shares outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; and nil and nil shares outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; and nil and 76,307 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; and 38,890,571 and 38,890,571 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, no par value, unlimited shares authorized; 190,930,800 and 79,526,785 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	535,418	305,138
Accumulated other comprehensive income (loss)	2,823	(3,662)
Accumulated deficit	(314,654)	(318,594)
Non-controlling interest	5,367	3,802
Total Shareholders’ Equity (Deficit)	228,954	(13,316)
Total Liabilities and Shareholders’ Equity (Deficit)	$581,934	$427,244

TerrAscend Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenue	$222,067	$157,906	$66,164
Excise and cultivation taxes	(11,648)	(10,073)	(2,351)
Revenue, net	210,419	147,833	63,813

Cost of sales	98,315	66,813	61,255

Gross profit	112,104	81,020	2,558

Operating expenses:
General and administrative	80,973	65,534	45,898
Amortization and depreciation	7,656	5,562	3,067
Research and development	-	317	582
Total operating expenses	88,629	71,413	49,547

Income (loss) from operations	23,475	9,607	(46,989)
Other (income) expense
Revaluation of contingent consideration	3,584	18,709	46,857
(Gain) loss on fair value of warrants and purchase option derivative asset	(57,904)	110,518	—
Finance and other expenses	29,229	8,193	3,524
Transaction and restructuring costs	3,111	2,093	8,444
Impairment of goodwill	5,007	—	45,802
Impairment of intangible assets	3,633	766	3,309
Impairment of property and equipment	470	823	1,746
Loss on lease termination	3,278	—	—
Unrealized and realized foreign exchange loss	4,810	178	313
Unrealized and realized (gain) loss on investments and notes receivable	(6,192)	(186)	4,394
Income (loss) before provision for income taxes	34,449	(131,487)	(161,378)
Provision for income taxes	28,314	10,769	1,769
Net income (loss)	$6,135	$(142,256)	$(163,147)

Foreign currency translation	(6,485)	2,875	(2,088)
Comprehensive income (loss)	$12,620	$(145,131)	$(161,059)

Net income (loss) attributable to:
Common and proportionate Shareholders of the Company	$3,111	$(139,204)	$(160,668)
Non-controlling interests	$3,024	$(3,052)	$(2,479)

Comprehensive income (loss) attributable to:
Common and proportionate Shareholders of the Company	$9,596	$(142,079)	$(158,580)
Non-controlling interests	$3,024	$(3,052)	$(2,479)

Net income (loss) per share, basic and diluted
Net income (loss) per share – basic	$0.02	$(0.93)	$(1.61)
Weighted average number of outstanding common and proportionate voting shares	181,056,654	149,740,210	99,592,007
Net income (loss) per share - diluted	$0.01	$(0.93)	$(1.61)
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	208,708,664	149,740,210	99,592,007

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2018	41,147,636	38,890,571	35,022	—	—	—	—	115,059,736	$65,721	$(2,875)	$(22,185)	$1,012	$41,673
Shares issued - stock option and warrant exercises	2,061,334	—	20,045	—	—	—	—	22,106,426	26,894	—	—	—	26,894
Shares issued - proportionate voting shares purchased warrants	—	—	8,591	—	—	—	—	8,590,908	—	—	—	—	—
Shares issued - acquisitions	1,362,343	—	11,759	—	—	—	—	13,121,343	56,662	—	—	—	56,662
Private placement net of share issuance costs	21,992,009	—	—	—	—	—	—	21,992,009	74,334	—	—	—	74,334
Issuance of convertible debentures- warrants	—	—	—	—	—	—	—	—	657	—	—	—	657
Share-based compensation expense	—	—	—	—	—	—	—	—	7,661	—	—	—	7,661
Options and warrants expired/forfeited	—	—	—	—	—	—	—	—	(292)	—	292	—	—
Non-controlling interest on acquisitions	—	—	—	—	—	—	—	—	—	—	—	6,022	6,022
Capital contributions	—	—	—	—	—	—	—	—	—	—	—	1,906	1,906
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(160,668)	(2,479)	(163,147)
Foreign currency translation	—	—	—	—	—	—	—	—	—	2,088	—	—	2,088
Balance at December 31, 2019	66,563,322	38,890,571	75,417	—	—	—	—	180,870,422	$231,637	$(787)	$(182,561)	$6,461	$54,750
Shares issued - stock option, warrant and RSU exercises	3,203,470	—	—	—	—	—	—	3,203,470	8,448	—	—	—	8,448
Shares issued - compensation for services	1,625,701	—	—	—	—	—	—	1,625,701	3,750	—	—	—	3,750
Private placement net of share issuance costs	5,313,786	—	—	15,239	3,440	—	—	23,992,786	23,977	—	—	—	23,977
Shares issued - conversion	2,820,506	—	890	(981)	(2,730)	—	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—	27,177	—	—	—	27,177
Share-based compensation expense	—	—	—	—	—	—	—	—	10,475	—	—	—	10,475
Options expired/forfeited	—	—	—	—	—	—	—	—	(3,171)	—	3,171	—	—
Modification of warrants associated with RIV Capital debt	—	—	—	—	—	—	—	—	2,845	—	—	—	2,845
Capital contributions	—	—	—	—	—	—	—	—	—	—	—	393	393
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(139,204)	(3,052)	(142,256)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,875)	—	—	(2,875)
Balance at December 31, 2020	79,526,785	38,890,571	76,307	14,258	710	—	—	209,692,379	$305,138	$(3,662)	$(318,594)	$3,802	$(13,316)

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non- controlling interest	Total
Balance at December 31, 2020	79,526,785	38,890,571	76,307	14,258	710	—	—	209,692,379	$305,138	$(3,662)	$(318,594)	$3,802	$(13,316)
Shares issued - stock option, warrant and RSU exercises	10,172,500	—	—	—	—	123	—	10,295,500	50,000	—	—	—	50,000
Shares issued- acquisitions	3,464,870	—	—	—	—	—	—	3,464,870	34,427	—	—	—	34,427
Shares issued- liability settlement	8,000	—	—	—	—	—	—	8,000	80	—	—	—	80
Private placement net of share issuance costs	18,115,656	—	—	—	—	—	—	18,115,656	173,477	—	—	—	173,477
Shares issued- conversion	78,358,768	—	(76,307)	(550)	(100)	(87)	—	1,314,768	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	14,941	—	—	—	14,941
Options expired/forfeited	—	—	—	—	—	—	—	—	(829)	—	829	—	—
Conversion of convertible debt	1,284,221	—	—	—	—	—	—	1,284,221	5,656	—	—	—	5,656
Investment in NJ Partnership	—	—	—	—	—	—	—	—	(47,472)	—	—	(1,406)	(48,878)
Capital distributions	—	—	—	—	—	—	—	—	—	—		(53)	(53)
Net income for the period	—	—	—	—	—	—	—	—	—	—	3,111	3,024	6,135
Foreign currency translation	—	—	—	—	—	—	—	—	—	6,485	—	—	6,485
Balance at December 31, 2021	190,930,800	38,890,571	—	13,708	610	36	—	244,175,394	$535,418	$2,823	$(314,654)	$5,367	$228,954

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating activities
Net income (loss)	$6,135	$(142,256)	$(163,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash write downs of inventory	4,941	7,167	10,805
Accretion expense	4,363	5,500	973
Depreciation of property and equipment and amortization of intangible assets	15,390	10,433	4,444
Amortization of operating right-of-use assets	1,247	4,239	1,086
Share-based compensation	14,941	10,475	7,661
Deferred income tax expense	(1,808)	(11,970)	(1,234)
(Gain) loss on fair value of warrants and purchase option derivative	(57,904)	110,518	—
Revaluation of contingent consideration	3,584	18,709	46,857
Impairment of goodwill and intangible assets	8,640	766	49,111
Impairment of property and equipment	470	823	1,746
Loss on lease termination	3,278	—	—
Release of indemnification asset	4,504	—	—
Forgiveness of loan principal and interest	(1,414)	—	—
Fees for services related to NJ licenses	—	7,500	—
Unrealized and realized foreign exchange loss	4,810	178	313
Unrealized and realized (gain) loss on investments and notes receivable	(6,192)	(186)	4,394
Changes in operating assets and liabilities
Receivables	(2,967)	(4,472)	199
Inventory	(19,264)	(11,779)	(6,651)
Prepaid expense and deposits	(1,445)	(46)	(456)
Other assets	(423)	(442)	—
Accounts payable and accrued liabilities and other payables	2,162	6,364	1,548
Operating lease liability	(705)	(3,055)	(1,042)
Other liability	3,750	—	—
Contingent consideration payable	(11,394)	(56,527)	—
Corporate income taxes payable	(6,938)	11,358	2,653
Deferred revenue	424	(268)	899
Net cash used in operating activities	(31,815)	(36,971)	(39,841)
Investing activities
Investment in property and equipment	(38,483)	(44,621)	(32,834)
Investment in intangible assets	(387)	(896)	(1,306)
Investment in notes receivable	—	—	(10,456)
Principal payments received on notes receivable	—	—	6,111
Principal payments received on lease receivable	693	124	—
Sale of investments	—	—	2,427
Distribution of earnings from associates	469	153	—
Investment in NJ partnership	(50,000)	—	—
Investment in joint venture	—	—	(620)
Deposits for property and equipment	(1,977)	—	—
Deposits for business acquisition	—	(1,389)	—
Cash portion of consideration paid in acquisitions, net of cash acquired	(42,736)	—	(67,540)
Cash received on acquisitions	—	739	—
Net cash used in investing activities	(132,421)	(45,890)	(104,218)
Financing activities
Proceeds from options and warrants exercised	30,785	7,287	26,894
Proceeds from loans payable	766	201,496	42,843
Capital contributions (paid) received by non-controlling interests	(53)	393	1,906
Loan principal paid	(4,500)	(53,886)	—
Loan origination fee paid	—	(2,250)	—
Payments of contingent consideration	(18,274)	(90,657)	—
Proceeds from convertible debentures, net of issuance costs	—	—	15,336
Proceeds from private placement, net of share issuance costs	173,477	71,023	49,955
Net cash provided by financing activities	182,201	133,406	136,934
Net increase (decrease) in cash and cash equivalents during the period	17,965	50,544	(7,125)
Net effects of foreign exchange	2,451	(480)	327
Cash and cash equivalents, beginning of period	59,226	9,162	15,960
Cash and cash equivalents, end of period	$79,642	$59,226	$9,162

Supplemental disclosure with respect to cash flows
Income taxes paid	$37,060	$11,204	$-
Interest paid	$21,694	$2,192	$2,760
Non-cash transactions
Shares issued as consideration for acquisitions	34,427	—	56,663
Shares issued for compensation of services	—	3,750	—
Accrued capital purchases	450	4,544	7,042
Notes receivable settled for business acquisition	—	3,032	—
Promissory note issued as consideration for acquisitions	8,839	—	—
Conversion of shares into note receivable	—	—	3,163
Conversion of note receivable into shares	—	—	(2,687)

2

The accompanying notes are an integral part of these consolidated financial statements.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

1.	Nature of operations

TerrAscend Corp. (“TerrAscend” or the “Company”) was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services to the United States (“US”) and Canada cannabinoid market. With operations in both Canada and the US, TerrAscend participates in the medical and legal adult use market across Canada and in several US states where cannabis has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including The Apothecarium (“Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; Arise Bioscience Inc., a manufacturer and distributor of hemp-derived products; Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a medical cannabis cultivator and processor based in Maryland; Valhalla Confections, a manufacturer of cannabis-infused edibles; and State Flower a California-based cannabis producer operating a licensed cultivation facility in San Francisco. TerrAscend holds a permit to operate as an alternative treatment center in New Jersey, which allows for the cultivation and processing of cannabis with the ability to operate up to three alternative treatment centers.

The Company was listed on the Canadian Stock Exchange effective May 3, 2017, having the ticker symbol TER and effective October 22, 2018, the Company began trading on OTCQX under the ticker symbol TRSSF. The Company’s registered office is located at PO Box 43125, Mississauga, Ontario, L5C 1W2.

2.	Summary of significant accounting policies
(a)	Basis of presentation and measurement

These consolidated financial statements as of and for the years ended December 31, 2021, 2020, and 2019 (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

(b)	Functional and presentation currency

The functional currency of the Company and its Canadian subsidiaries is Canadian dollars (“C$”). The functional currency of the Company’s US subsidiaries is the US dollar (“USD”). The Company’s presentation currency is in USD. All amounts are presented in USD unless otherwise specified. References to C$ are to Canadian dollars.

(c)	Basis of consolidation

These consolidated financial statements include the financial information of the Company and its subsidiaries. The Company consolidates legal entities in which it holds a controlling financial interest. The Company has a two-tier consolidation model: one focused on voting rights (the voting interest model) and the second focused on a qualitative analysis of power over significant activities and exposure to potentially significant losses or benefits (the variable interest model). All entities are first evaluated to determine whether they are variable interest entities (“VIE”). If an entity is determined not to be a VIE, it is assessed on the basis of voting and other decision-making rights under the voting interest model. The accounts of the subsidiaries are prepared for the same reporting period using consistent accounting policies.

All intercompany balances and transactions were eliminated on consolidation.

(d)	Cash and cash equivalents

Cash and cash equivalents include cash on hand at retail locations, demand deposits with financial institutions and other short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value. Cash held in money market investments are carried at fair value, cash held in financial institution and cash held at retail locations have carrying values that approximate fair value.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(e)	Inventory

Inventories of harvested and purchased finished goods and packaging materials are valued at the lower of cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the reasonably predictable costs of completion, disposal and transportation. The direct and indirect costs of inventory include materials, labor and depreciation expense on equipment involved in packaging, labeling and inspection. Amortization of acquired cannabis production licenses are also considered to be indirect costs of inventory. All direct and indirect costs related to inventory are capitalized as they are incurred and they are subsequently recorded within cost of sales on the consolidated statements of operations at the time cannabis is sold.

Products for resale and supplies and consumables are valued at the lower of cost or net realizable value. The Company reviews inventory for obsolete, redundant, and slow-moving goods, and any such inventories are written down to net realizable value.

(f)	Property and equipment and long-lived assets held for sale

Property and equipment is measured at cost, including capitalized borrowing costs, less accumulated depreciation and impairment losses. Ordinary repairs and maintenance are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Buildings and improvements	Lesser of useful life or 30 years
Land	Not depreciated
Machinery & equipment	5-15 years
Office furniture & production equipment	3-5 years
Right of use assets	Lease term
Assets in process	Not depreciated

Assets in process are transferred to the appropriate asset type when available for use and depreciation of the assets commences at that point.

Long-lived assets held for sale are recorded at their estimated fair value less costs to sell. The Company discontinues depreciation on these assets.

An asset’s residual value, useful life and depreciation method are reviewed annually, or when events or circumstances indicate that the current estimate or depreciation method are no longer applicable. Changes are adjusted prospectively if appropriate. Gains and losses on disposal of an asset are determined by comparing the proceeds from disposal with the carrying amount of the items and are recognized in the consolidated statements of operations. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale or when impaired as part of an asset group’s impairment.

The Company evaluates the recoverability of property and equipment and long-lived assets held for sale, whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. See – Impairment of long-lived assets information within this note for detailed information on the Company’s impairment assessment of its property and equipment.

The Company capitalizes interest and borrowing costs on significant qualifying capital construction projects. Upon the asset becoming available for use, capitalization of borrowing costs ceases, and depreciation commences on a straight-line basis over the estimated useful life of the related asset.

(g)	Leases

The Company’s leases are primarily operating leases for corporate offices, retail dispensaries, and cultivation and manufacturing facilities. The operating lease periods generally range from 1 to 28 years.

The Company’s leases include fixed payments, as well as in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses, and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at the inception of the contract. Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. The right-of-use (“ROU”) asset is measured at the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, and initial direct costs. For operating leases, right-of-use assets are reduced over the lease term by the straight-line expense recognized, less the amount of accretion of the lease liability determined using the effective interest rate method. Finance leases are included in property and equipment in the Consolidated Balance Sheets. Net and accrued obligations on the Company’s finance leases is included in accounts payable and accrued liabilities.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Finance lease cost includes amortization, which is recognized on a straight-line basis over the expected life of the lease asset, and interest expense, which is recognized following an effective interest rate method and is included in finance and other expenses in the Company’s Consolidated Statements of Operations.

The Company applies a single discount rate to a portfolio of leases with reasonably similar characteristics. The majority of the Company’s leases do not provide an implicit rate that can be easily determined, and therefore uses its incremental borrowing rate and the information available at the commencement date (refer to Note 10).

Certain leases include one or more options to renew or terminate the lease at the Company’s discretion. The Company regularly evaluates lease renewal and termination options and, when they are reasonably certain of exercise, includes the renewal or termination option in the lease term.

The Company evaluates its ROU assets for impairment consistent with its impairment of long-lived assets. See – Impairment of long-lived assets information within this note for detailed information on the Company’s impairment assessment of its right-of-use assets.

In some instances, the Company subleases excess office space to third party tenants. The Company, as sublessor, continues to account for the head lease. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, this indicates that the right-of-use asset associated with the head lease should be assessed for impairment under the long-lived asset impairment provisions. Sublease income is included in Finance (expense) income in the Company’s Consolidated Statements of Operations.

The Company accounts for non-lease and lease components to which they relate as a single lease component. Additionally, the Company recognized lease payments under short-term leases with an initial term of twelve months or less, as well as low value assets, as an expense on a straight-line basis over the lease term without recognizing the lease liability and ROU asset.

(h)	Goodwill

Goodwill is recorded at the time of acquisition and represents the excess of the aggregate consideration paid for an acquisition over the fair value of the net tangible and intangible assets acquired. Goodwill is not subject to amortization and is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that they might be impaired. See – Impairment of goodwill and intangible assets information within this note for detailed information on the Company’s impairment assessment of its goodwill and intangible assets.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(i)	Intangible assets

Intangible assets are recorded at cost less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization is provided on a straight-line basis over the assets’ estimated useful lives, which do not exceed the contractual period, if any. The estimated useful lives, residual values and amortization methods are reviewed annually and any changes in estimates are accounted for prospectively. Amortization is calculated on a straight-line basis over the following terms:

Brand intangibles- indefinite lives	Indefinite useful lives or 3 years
Brand intangibles- definite lives	3 years
Software	5 years
Licenses	5-30 years
Customer relationships	5 years
Non-compete agreements	3 years

Licenses relating to cultivation and dispensaries are amortized using a useful life consistent with the property and equipment to which they relate.

Intangible assets that have indefinite useful lives, which include brand names, are not subject to amortization but the carrying value is tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that they may be impaired. See – Impairment of long-lived assets information within this note for detailed information on the Company’s impairment assessment of its goodwill and intangible assets.

(j)	Impairment of intangible assets and goodwill

The Company operates as one operating segment. For the purposes of testing goodwill, the Company has identified five reporting units. The Company analyzed its reporting units by first reviewing the operating statements based on geographic areas in which the Company conducts business (or each market). The Company’s reporting units to which goodwill has been assigned include Pennsylvania, California, Florida, Maryland, and Canada.

Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate the carrying amount has been impaired. In performing the qualitative assessment, the Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable. If, based on the results of the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed which compares the carrying value of the reporting unit to its estimated fair value.

Definite lived intangible assets are tested for impairment when there are indications that an asset may be impaired. When indicators of impairment exist, the Company performs a quantitative impairment test which compares the carrying value of the assets for intangibles and reporting unit for goodwill to their estimated fair values.

(k)	Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, ROU assets, and definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable.

When the Company determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(l)	Revenue recognition

Revenue is recognized by the Company in accordance with ASU 2014-09 Revenue from Contracts with Customers (Topic 606). The standard requires sales to be recognized in a manner that depicts the transfer of promised goods or services to a customer and at an amount that reflects the consideration expected to be received in exchange for transferring those goods or services. This is achieved by applying the following five steps: i) identify the contract with a customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to the performance obligations in the contract; and v) recognize sales when (or as) the entity satisfies a performance obligation.

Revenues consist of wholesale and retail sales, which are recognized when control of the goods has transferred to the purchaser and the collectability is reasonably assured. This is generally when goods have been delivered, which is also when the performance obligations have been fulfilled under the terms of the related sales contract. Revenue from retail sales of cannabis to customers for a fixed price is recognized when the Company transfers control of the goods to the customer at the point of sale and the customer has accepted and paid for the goods. Revenue for wholesale sales for a fixed price is recognized upon delivery to the customer. Sales are recorded net of returns and discounts and incentives, but inclusive of freight. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. All shipping and handling activities are performed before the customers obtain control of products and are accounted for as cost of sales.

From time to time, the Company partakes in sales agreements with suppliers in which it also purchases inventory. As part of the five-step revenue model, the Company assesses whether instances of bulk sales made to suppliers of goods have commercial substance and should be recognized as revenue, or whether they should be assessed under ASC 845 Nonmonetary Transactions.

Local authorities will often impose excise or cultivation taxes on the sale or production of cannabis products. Excise and cultivation taxes are effectively a production tax which become payable when a cannabis product is delivered to the customer and are not directly related to the value of sales. The excise is borne by the Company and is included in revenue. The subtotal “net revenue” on the statements of operations and consolidated loss represents the revenue as defined by ASC 606, minus the excise or cultivation taxes.

(m)	Business combinations

The Company accounts for business combinations using the acquisition method when control is obtained by the Company (see Note 2(c)). The Company measures the consideration transferred, the assets acquired, and the liabilities assumed in a business combination at their acquisition-date fair values. Acquisition related costs are recognized as expenses in the periods in which the costs are incurred, and the services are received, except for the costs to issue debt or equity securities which are recognized according to specific requirements. The excess of the consideration transferred to obtain control, over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed, is recognized as goodwill as of the acquisition date.

Contingent consideration for a business combination is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as a liability is measured at subsequent reporting dates in accordance with ASC 450 Contingencies, as appropriate, with the corresponding gain or loss being recognized in profit or loss.

If the acquiree’s former owners contractually indemnify the Company for a particular uncertainty, an indemnification asset is recognized on a basis that matches the indemnified item, subject to the contractual provisions or any collectability considerations.

(n)	Investments

Investments in equity securities without readily determinable fair value

The Company accounted for its investment in equity securities without readily determinable fair values using a valuation technique which maximizes the use of relevant observable inputs, with subsequent holding changes in fair value recognized in unrealized gain or loss on investments in the consolidated statement of loss. Investments in these types of securities are classified as Level 3 investments in the fair value hierarchy. See Note 21 – Financial Instruments and Risk Management for further discussion

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Investment in associates and joint ventures

The Company accounts for long-term equity investments in which it is able to exercise significant influence, but do not have control over, using the equity method. Investments accounted for using the equity method include investments in associates, and joint arrangements representing joint ventures.

Significant influence is the power to participate in the financial and operating policy decisions of the investee but without control or joint control over those policies. A joint venture is a joint arrangement whereby the parties that have joint control of the arrangement have rights to the net assets of the joint arrangement. Joint control is the contractually agreed sharing of control of an arrangement, which exists only when decisions about the relevant activities require unanimous consent of the parties sharing control.

The Company accounts for its investments in associates and joint ventures using the equity method of accounting. Under the equity method, investments in associates and joint ventures are initially recognized in the consolidated statements of financial position at cost, and subsequently adjusted for the Company’s share of the net income (loss), comprehensive income (loss) and distributions of the investee. The carrying value is assessed for impairment at each statement of financial position date. The Company recognized unrealized gains related to its investment in equity securities of $6,192 and $186 during the year ended December 31, 2021 and 2020. These amounts were included in other (expense) income in the Company’s consolidated statements of operations. See Note 21 – Financial Instruments and Risk Management for further discussion

(o)	Non-controlling interests

Non-controlling interests (“NCI”) represents equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The Company elected to measure acquired NCI at its fair value as of the acquisition date (refer to Note 2x(viii)).

(p)	Income taxes

Income tax expense, consisting of current and deferred tax expense, is recognized in the consolidated statements of operations. Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at period-end, adjusted for amendments to tax payable with regard to previous years. Deferred tax assets and liabilities and the related deferred income tax expense or recovery are recognized for deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized, or the liability settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that substantive enactment occurs. A deferred tax asset is recognized to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. To the extent that the Company does not consider it probable that a deferred tax asset will be recovered, the deferred tax asset is reduced. Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.
(q)	Share capital

Common shares

Common shares are classified as equity. The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the vesting periods are recorded as share capital. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity.

Equity units

Proceeds received on the issuance of equity units comprised of common shares and warrants, such as convertible debentures and convertible preferred stock with detachable warrants, are allocated to common shares and warrants based on the relative fair value method.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(r)	Share based compensation

The Company has a stock option plan in place. The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a straight-line basis over the vesting period. Fair value is measured using the Black-Scholes option pricing model. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, expected forfeiture and future dividend yields at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results. Expected forfeitures are estimated at the date of grant, based on historical trends of actual option forfeitures, and subsequently adjusted if further information indicates actual forfeitures may vary from the original estimate. Any revisions are recognized in the consolidated statements of operations and comprehensive loss such that the cumulative expense reflects the revised estimate. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Upon exercise of stock options and warrants that are classified as equity, any historical fair value in the warrants and share-based compensation reserve is allocated to additional paid in capital. Amounts recorded for expired unexercised stock options and warrants are transferred to deficit in the year of expiration.

The fair value of restricted share units is based on the closing price of the Company’s stock as of the grant date. Compensation expense is recognized on a straight-line basis, by amortizing the grant date fair value over the vesting period.

(s)	Convertible instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Companies are required to bifurcate conversion options from their host instrument and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company issued convertible debentures with detachable share purchase warrants at various times to raise capital to expand its business and support general corporate needs. The convertible instruments also included embedded derivatives in the form of conversion features and put options. Management evaluated the convertible debentures to determine the proper accounting and whether the embedded derivatives required bifurcation from the host instrument and whether the conversion feature was a beneficial conversion feature (“BCF”). It was concluded that the embedded derivative did not require bifurcation from the host instrument and that the conversion feature was not a BCF.

The Company accounted for the convertible debentures and embedded derivatives as a single unit of account and classified them entirely as non-current liabilities in the Company’s consolidated balance sheets in accordance with Debt with Conversion and Other Options (Subtopic ASC 470-20). The Company engaged a third-party to determine the fair value of each of the instruments issued and allocated the proceeds received from the issuance and the transaction costs related to the issuance of the convertible debentures and warrants based on their relative fair values as determined at issuance.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(t)	Convertible preferred stock and detachable warrants

The Company evaluates convertible preferred stock in accordance with Debt with Conversion and Other Options (Subtopic ASC 470-20-35-7). All of the issued series preferred stock are convertible into shares of the Company’s common stock at a conversion ratio of one preferred share for 1,000 common shares. All series of convertible preferred stock are classified as shareholders’ equity in the Company’s consolidated balance sheets. The fair value of the related preferred stock is based on the closing price of the Company’s common stock on the day of issuance of the preferred stock.

Included in the issuance were detachable warrants to purchase a convertible preferred share. The detachable purchase warrants were evaluated for equity or liability classification and were determined to meet liability classification. The warrants are legally detachable and separately exercisable from the convertible preferred shares.

(u)	Warrant liability

The Company may issue common stock warrants with debt, equity or as a standalone financing instrument that is recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within warrant liability on the consolidated balance sheets, and remeasured on each reporting date with changes recorded in the Company's consolidated statements of operations and comprehensive loss.

(v)	Embedded derivative liabilities

The Company evaluates its financial instruments to determine if those instruments or any embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense. In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

(w)	Earnings (loss) per share

The Company presents basic and diluted earnings (loss) per share data for its ordinary shares. Basic earnings (loss) per share is calculated using the treasury stock method, by dividing the income (loss) attributable to common and proportionate shareholders of the Company by the weighted average number of common and proportionate voting shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the earnings (loss) per share calculations. The Company has the following categories of potentially dilutive common share equivalents: RSUs, stock options, warrants, convertible preferred shares, exchangeable shares and convertible debentures.

In order to determine diluted earnings (loss) per share, it is assumed that any proceeds from the exercise of dilutive instruments would be used to repurchase common shares at the average market price during the period. The Company also considers all outstanding convertible securities, such as the convertible preferred shares, convertible debentures, and outstanding exchangeable shares as if the instruments were converted to the Company’s common stock.

Diluted earnings (loss) per share is determined by adjusting the income (loss) attributable to common shareholders and the weighted average number of common and proportionate voting shares outstanding, adjusted for the effects of all dilutive potential common and proportionate voting shares. Proportionate voting shares are converted to their common share equivalent of one thousand common shares for every one proportionate voting share for the purposes of calculating basic and diluted earnings (loss) per share. In a period of losses, all of the potentially dilutive common share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. During the year ended December 31, 2021, 27,652,010 potentially dilutive common share equivalents were included in the computation of diluted earnings per share. During the years ended December 31, 2020 and 2019, no potentially dilutive common share equivalents were included in the computation of diluted loss per share because their impact would have been anti-dilutive.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(x)	Use of significant estimates and judgments

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Management has applied significant estimates and judgements related to the following:

i)	Inventory

The net realizable value of inventory represents the estimated selling price in the ordinary course of business less the reasonably predictable costs of completion, disposal and transportation. The Company estimates the net realizable value of inventories, taking into account the most reliable evidence available at each reporting date. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price the Company expects to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The future realization of these inventories may be affected by market-driven changes that may reduce future selling prices. A change to these assumptions could impact the Company’s inventory valuation and gross profit.

The impact of inventory reserves is reflected in cost of sales.

ii)	Revenue recognition

From time to time, the Company partakes in sales agreements with suppliers in which it also purchases inventory. As part of the five-step revenue model, the Company assesses whether instances of bulk sales made to suppliers of goods have commercial substance and should be recognized as revenue, or whether they should be assessed under ASC 845 Nonmonetary Transactions, which requires management judgment to determine if the transaction has commercial substance.

iii)	Share based payments

In calculating share-based compensation expense, key estimates are used such as, the rate of forfeiture of options granted, the expected life of the option, the volatility of the Company’s stock price, and the risk-free interest rate.

iv)	Warrant Liability

In calculating the fair value of warrants issued, the Company includes key estimates such as the volatility of the Company’s stock price and the risk-free interest rate. The Company uses judgment to select methods used and in performing the fair value calculations at the initial measurement at issuance, as well as for subsequent measurement on a recurring basis.

v)	Income taxes

The extent to which deferred tax assets can be recognized is based on an assessment of the probability of the Company generating future taxable income against which the deferred tax assets can be utilized. In addition, significant judgment is required in classifying transactions and assessing probable outcomes of tax positions taken, and in assessing the impact of any legal or economic limits or uncertainties in various tax jurisdictions.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Provisions for taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. It is possible, however, that at some future date, an additional liability could result from audits by taxing authorities. If the final outcome of these tax-related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.

vi)	Impairment of goodwill and intangible assets

Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate the carrying amount has been impaired. Definite lived intangible assets are tested for impairment when there are indications that an asset may be impaired. If it is determined that it is more likely than not that the fair value of a reporting unit are less than its carrying value, additional quantitative impairment testing is performed which compares the carrying value of the reporting unit to its estimated fair value.

The Company uses an income-based approach as necessary to assess the fair values of intangible assets and its reporting units for goodwill testing purposes. Under the income approach, fair value is based on the present value of estimated cash flows. An impaired asset is written down to its estimated fair value based on the most recent information available.

Fair value is determined as the amount that would be obtained from the sale of the asset in an arm’s length transaction between knowledgeable and willing parties. Determining the value in use requires the Company to estimate expected future cash flows associated with the assets and a suitable discount rate in order to calculate present value. A number of factors, including historical results, business plans, forecasts, and market data are used to determine the fair value of the reporting unit and intangible assets.

vii)	Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, ROU assets, and definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable.

When the Company determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

viii)	Business combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the asset acquired constitutes a business, which can be a complex judgement. The Company has determined that its acquisitions in Note 4 are business combinations under ASC 805 Business Combinations.

In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are recorded at the date of acquisition at their respective fair values. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, the Company may utilize an independent external valuation expert to develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied. The Company elected to measure each NCI at its fair value as of the acquisition date based on an appraisal of the real estate acquired using the market approach, specifically the direct comparison approach of comparable properties.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

ix)	Contingent Consideration

Contingent consideration payable as the result of a business combination is recorded at the date of acquisition at fair value. The fair value of contingent consideration is subject to significant judgement and estimates, such as projected future revenue. Subsequent changes to the fair value of contingent consideration are measured at each reporting date, with changes recognized through profit or loss.

x)	Incremental borrowing rates

Lease payments are discounted using the rate implicit in the lease if that rate is readily available. If that rate cannot be easily determined, the lessee is required to use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company estimates it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The Company calculates its incremental borrowing rate as the interest rate the Company would pay to borrow funds necessary to obtain an asset of similar value over similar terms taking into consideration the economic factors and the credit risk rating at the commencement date of the lease.

In addition, the Company utilizes a discount rate to determine the appropriate fair value of convertible debentures and loans issued with warrants attached. The discount rate applied reflects the interest rate that the Company would have to pay to borrow a similar amount at a similar term and with a similar security.

xi)	Control, joint control or level of influence

When determining the appropriate basis of accounting for the Company’s interests in affiliates, the Company makes judgments about the degree of influence that it exerts directly or through an arrangement over the investees’ relevant activities.

xii)	COVID-19 Estimation Uncertainty

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, did not materially disrupt the Company’s operations during the year ended December 31, 2020. The production and sale of cannabis have been recognized as essential services across Canada and the US and the Company has not experienced production delays or prolonged retail closures as a result.

Management has been closely monitoring the impact of COVID-19 and has implemented various measures to reduce the spread of the virus including enhanced cleaning protocols and implementing social distancing measures. In April 2020, to mitigate patient and caregiver concerns, the Company’s Ilera operations implemented a curbside service at its dispensaries to promote social distancing. Additionally, the Company’s Apothecarium business launched a delivery service in California.

Due to the uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the business, financial position, and operating results in the future. In addition, it is possible that estimates in the Company’s financial statements will change in the near term as a result of COVID-19 and the effect of any such changes could be material, which could result in, among other things, impairment of long-lived assets including intangibles and goodwill. Management is closely monitoring the impact of the pandemic on all aspects of its business. At December 31, 2021, management has not observed any material impairments of assets or significant change in the fair value of assets due to the COVID-19 pandemic.

(y)New standards, amendments and interpretations adopted

(i)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this standard effective January 1, 2021 and notes that it did not have a material impact on the Company’s consolidated financial statements.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(ii)

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounting for under Topic 815. The Company adopted this standard January 1, 2021 and notes that it did not have a material impact on the Company’s consolidated financial statements.

(iii)

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this standard January 1, 2021 and notes that it does not have a material impact on the Company’s consolidated financial statements.

(y)	New standards, amendments and interpretations not yet adopted
(i)

In October 2021, the FASB issued ASC No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is permitted, including adoption in an interim period. The ASU is currently not expected to have a material impact on the Company’s consolidated financial statements.

3.	Accounts receivable, net

	December 31, 2021	December 31, 2020
Trade receivables	$14,684	$12,443
Sales tax receivables	358	45
Other receivables	370	150
Provision for sales returns	(157)	(1,772)
Expected credit losses	(335)	(10)
Total receivables, net	$14,920	$10,856

Sales tax receivable represents input tax credits arising from sales tax levied on the supply of goods purchased or services received in Canada. Other receivables at December 31, 2021 and December 31, 2020 include amounts due from the sellers of the Apothecarium (Note 4).

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	December 31, 2021	December 31, 2020
Trade receivables	$14,684	$12,443
Less: provision for sales returns and expected credit losses	(492)	(1,782)
Total trade receivables, net	$14,192	$10,661

Of which
Current	$13,282	$9,893
31-90 days	569	2,445
Over 90 days	833	105
Less: provision for sales returns and expected credit losses	(492)	(1,782)
Total trade receivables, net	$14,192	$10,661

The following is a roll-forward of the provision for sales returns and allowances related to trade accounts receivable for the years ended:

	December 31, 2021	December 31, 2020
Beginning of period	$1,782	$2,016
Provision for sales returns	1,125	2,200
Expected credit losses	357	10
Write-offs charged against provision	(2,772)	(2,444)
Total provision for sales returns and expected credit losses	$492	$1,782

4.Acquisitions

2021 Acquisitions

New Jersey Partnership

On August 20, 2021, the Company purchased an additional 12.5%, with an option to purchase an additional 6.25% ownership, of the issued and outstanding equity of TerrAscend NJ from BWH NJ, LLC and Blue Marble Ventures, LLC for a total consideration of $50,000, which was paid during the year ended December 31, 2021. Upon closing of the agreement, the Company now owns 87.5% of the issued and outstanding equity of TerrAscend NJ.

The Company has the option to purchase an additional 6.25% ownership, for a total of 93.75%, at a predetermined valuation during the period commencing April 1, 2023 through June 15, 2023. The purchase option derivative asset was measured at fair value at the date of transaction using the Monte Carlo simulation model, and subsequently remeasured at December 31, 2021 and has been classified as Level 3 in the fair value hierarchy. Refer to Note 21 for discussion regarding changes in fair value of the purchase option derivative asset, as well as the key inputs and assumptions used in the model. The purchase option derivative is included in other non-current assets in the Company’s consolidated balance sheets.

This transaction was accounted for as an equity transaction. The carrying amount of the non-controlling interest was adjusted by $1,406 to reflect the change in the net book value ownership interest in TerrAscend. The difference from the consideration paid of $47,472 is recognized in additional paid in capital and attributed to the parent’s equity holders.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Acquisition of HMS

On May 3, 2021, the Company acquired HMS Health, LLC (“HMS Health”) and HMS Processing, LLC (“HMS Processing” and together with HMS Health “HMS”), a cultivator and processor of medical cannabis products in the state of Maryland. TerrAscend acquired 100% of the equity of HMS Health and the rights to acquire 100% of the equity of HMS Processing post-closing following receipt of certain regulatory approvals, for total consideration of $24,488, comprised of $22,399 in cash and a $2,089 note, which bears 5.0% annual interest, due April 2022. 100% of HMS’ economics is retained by the Company through full ownership of HMS Health and a master services agreement with HMS Processing. The acquisition has been accounted for as a business combination.

On a standalone basis, had the Company acquired the business on January 1, 2021, sales estimates would have been $10,209 for the twelve months ended December 31, 2021 and net loss estimates would have been $4,915. Actual sales and net loss for the twelve months ended December 31, 2021 since the date of acquisition are $6,797 and $3,272, respectively.

The following table presents the fair value of assets acquired and liabilities assumed as of the May 3, 2021 acquisition date and an allocation of the consideration to net assets acquired:

Receivables	$758
Inventory	4,725
Prepaid expenses and deposits	68
Operating right-of-use asset	1,660
Property and equipment	756
Intangible assets	19,750
Goodwill	8,877
Accounts payable and accrued liabilities	(1,098)
Lease liability	(1,660)
Corporate income tax payable	(1,195)
Deferred tax liability	(8,153)
Net assets acquired	$24,488

Consideration paid in cash	$22,399
Promissory note payable	2,089
Total consideration	$24,488

Cash outflow	$22,399

The consideration paid reflected the benefit of expected sales growth, future market conditions, and product development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Costs related to this transaction were $69, including legal, accounting, due diligence, and other transaction-related expenses, and were included in transaction and restructuring costs in the consolidated statements of operations and comprehensive loss.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Acquisition of KCR

Upon the acquisition of Ilera on September 16, 2019, the Company acquired a $1,000 investment in GuadCo LLC and KCR Holdings LLC (collectively “KCR”). KCR holds a permit from the Pennsylvania Department of Health which grants the right to operate three dispensaries in the state of Pennsylvania. The Company’s investment represented a 10% equity share in KCR. The Company had significant influence over KCR as the Company’s Ilera business supplies a significant portion of inventory, and therefore, the investment in KCR was accounted for using the equity method and was included in investment in associate on the Company’s Consolidated Balance Sheets. The acquisition was adjusted for earnings and cash distributions. On April 30, 2021, the investment had a carrying value of $1,223. The fair value of the investment on April 30, 2021 was estimated to be $7,101, which was implied based on the overall purchase price. An unrealized gain of $5,878 was recorded and included in the unrealized and realized gain on investments and notes receivable in the statement of operations.

On April 30, 2021, the Company acquired the remaining 90% of equity of KCR for total consideration of $69,847, comprised of $34,427 in common shares, $20,506 in cash, $7,101 related to the fair value of previously owned shares, and a $6,750 note which bears 10.0% annual interest, due April 2022. The transaction added three retail dispensaries located in Bethlehem, Allentown and Stroudsburg, Pennsylvania to complement the Company’s existing retail footprint in Southeastern Pennsylvania. The acquisition has been accounted for as a business combination.

The Company will pay up to $6,300 in shares if (i) within two years of the closing date, legislation is enacted into law by the General Assembly of the Commonwealth of Pennsylvania, which permits the cultivation, processing and/or sale of adult use cannabis; and (ii) the legislation provides that any Pennsylvania medical marijuana dispensary permit holder existing on the date of enactment of the legislation may be issued an additional adult-use dispensing organization permit (or similar permit) to operate at least three locations to serve adult use purchasers in Pennsylvania; and (iii) if as a result of the legislation, within three years of the date the legislation is enacted and effective, the Company commences retail sales at an additional two dispensaries under, through or on account of the GuadCo license or any other Pennsylvania license acquired from a third-party after the closing date. The total value of the potential purchase consideration payable by the Company under the terms of the agreement is approximately $75,084, and the fair value of the contingent consideration was $1,063 at acquisition.

On a standalone basis, had the Company acquired the business on January 1, 2021, sales estimates would have been $30,547 for the twelve months ended December 31, 2021 and net income estimates would have been $5,171. Actual sales and net income for the twelve months ended December 31, 2021 since the date of acquisition are $20,588 and $3,485, respectively.

The following table presents the fair value of assets acquired and liabilities assumed as of the April 30, 2021 acquisition date and an allocation of the consideration to net assets acquired:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Cash and cash equivalents	$169
Inventory	2,461
Prepaid expenses and other assets	559
Operating right-of-use asset	2,176
Property and equipment	4,237
Intangible assets	49,228
Goodwill	13,660
Accounts payable and accrued liabilities	(479)
Lease liability	(2,164)
Net assets acquired	$69,847

Consideration paid in cash	$20,506
Consideration paid in shares	34,427
Promissory note payable	6,750
Contingent consideration payable	1,063
Fair value in previously owned shares	7,101
Total consideration	$69,847

Cash and cash equivalents acquired, net cash inflow	$20,337

The consideration paid reflected the benefit of expected sales growth, future market and product development, synergies and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Costs related to this transaction were $237, including legal, accounting, due diligence, and other transaction-related expenses, and were included in transaction and restructuring costs in the consolidated statements of operations and comprehensive loss.

2020 Acquisitions

Acquisition of ABI SF, LLC (“State Flower”)

On January 23, 2020, the Company, acquired 49.9% of the equity of State Flower through conversion of the note principal and accrued interest into 4,880.44 Class B units of State Flower. The Company agreed to purchase the remaining 50.1% of equity of State Flower under a Securities Purchase Agreement at a future date to be determined for total consideration based on future sales over a predetermined period. The Company also extended State Flower a separate line of credit of up to $4,500 for cultivation facility improvements to expand its production capacity. As of December 31, 2020, the full amount was drawn on the line of credit. The Company consolidates State Flower into its financial statements beginning on the date it obtained a controlling financial interest, which was the conversion date.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

As consideration, the Company converted its previously issued note receivable and accrued interest in the amount of $3,032 into a 49.9% equity interest in State Flower. As part of this transaction, the Company entered into a put/call arrangement with the State Flower principals. As a result, the non-controlling interest in State Flower does not qualify for equity treatment. Under the put/call arrangement, the non-controlling interest is redeemable by either party to the agreement after certain regulatory approvals are met. The Company has classified the non-controlling interest as a liability on the Consolidated Balance Sheets as contingent consideration payable. The initial 50.1% non-controlling interest liability was recorded at fair value of $6,630, representing the expected consideration payable to acquire the remaining 50.1% of State Flower, which comprises 100% of its Class A common shares, subject to regulatory approval. The contingent consideration is based on a multiple of future revenue less the total principal amount drawn under the line of credit and discounted using an appropriate risk adjusted rate. Any fair value adjustments to the liability are recorded in the consolidated statements of operations and comprehensive loss. No profit or loss with respect to State Flower operations is allocated to the non-controlling interests. Effective with the conversion, the Company controls the appointment of three out of five seats on the board of directors and controls strategic and financial operations of State Flower.

On a standalone basis had the Company acquired the business on January 1, 2020, sales estimates would have been $2,192 for the twelve months ended December 31, 2020 and net loss estimates would have been $1,568. Actual sales and net loss for the year ended December 31, 2020 since the date of acquisition are $1,871 and $1,564, respectively.

The following table presents the fair values of assets acquired and liabilities assumed as of the acquisition date and an allocation of the consideration to net assets acquired:

Cash and cash equivalents	$739
Receivables	106
Inventory	432
Prepaid expenses and deposits	139
Operating right-of-use assets	2,734
Property and equipment	1,215
Intangible assets	4,770
Goodwill	4,689
Accounts payable and accrued liabilities	(378)
Lease liability	(2,734)
Net assets acquired	$11,712

Consideration paid on conversion of note receivable	$3,032
Contingent consideration payable	6,630
Line of credit advances at date of acquisition	2,050
Total consideration	$11,712

Cash and cash equivalents acquired, net cash inflow	$739

Goodwill was recognized for this acquisition because the purchase consideration included a control premium. In addition, the consideration paid reflected the benefit of expected sales growth and future market and product development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Costs related to this transaction were $43, including legal, accounting, due diligence, and other transaction-related expenses and were included in transaction and restructuring costs.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Contingent consideration

Contingent consideration recorded relates to the Company’s business acquisitions. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the terms of the agreement. The determination of the fair value of the contingent consideration payable is primarily based on the Company’s expectations of the amount of revenue to be achieved by the underlying business units within a specified time period based on the agreement. Refer to Note 21 for further discussion surrounding the fair value of the contingent consideration.

The balance of contingent consideration is as follows:

	State Flower	Ilera	Apothecarium	KCR	Total
Carrying amount, December 31, 2019	$—	$156,373	$3,028	$—	$159,401
Contingent consideration recognized on acquisition	6,630	—	—	—	6,630
Payments of contingent consideration	—	(147,184)	—	—	(147,184)
Revaluation of contingent consideration	(40)	18,749	—	—	18,709
Carrying amount, December 31, 2020	6,590	27,938	3,028	—	37,556
Amount recognized on acquisition of KCR	—	—	—	1,063	1,063
Payments of contingent consideration	—	(29,668)	—	—	(29,668)
Revaluation of contingent consideration	1,770	1,730	—	84	3,584
Carrying amount, December 31, 2021	$8,360	$—	$3,028	$1,147	$12,535
Less: current portion	(6,954)	—	(3,028)	—	(9,982)
Non-current contingent consideration	$1,406	$—	$—	$1,147	$2,553

The contingent consideration for State Flower was calculated based on fiscal year 2021 revenue and as of December 31, 2021, the final earnout has been calculated. The Company will make a payment of $6,954 in January 2022. The remaining amount will be paid to the sellers of State Flower upon the Company’s acquisition of the remaining 50.1% of State Flower.

On September 4, 2020, the Company and the sellers of Ilera amended the Ilera Purchase Agreement to allow the Company to utilize cash flow generated by the Ilera business to prepay up to $30,000 (the “Pre-Payment Amount”) towards the final earnout payment. The amendment also allows the Company to defer up to an amount equal to the actual Pre-Payment Amount paid to the sellers of Ilera until June 30, 2021. The contingent consideration was calculated based on fiscal year 2019 and 2020 performance. During the year ended December 31, 2020, the Company made payments to the sellers of Ilera totaling $147,184. The remaining amount of $29,668 was paid on June 30, 2021.

Refer to Note 21 for discussion of valuation methods used when determining the fair value of the contingent consideration liability, and the changes in fair value.

5.Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	December 31, 2021	December 31, 2020
Raw materials	$3,185	$3,777
Finished goods	8,721	8,750
Work in process	26,852	5,519
Accessories	74	81
Supplies and consumables	3,491	2,434
	$42,323	$20,561

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The inventory change is mainly due to an increase in distillate being held for the processing of manufactured products in Pennsylvania. In addition, in New Jersey, the Company has made a strategic decision to build up inventory for its own dispensaries in advance of expected adult-use transition by the end of Q2 2022.

During the year ended December 31, 2021, the Company recorded impairment of $2,322, related to aged, obsolete, or unsaleable inventories at its Canada and Florida operations. Additionally, the Company recorded impairment of $1,889 at its Pennsylvania operations related to inventory that did not meet its quality standards.

During the years ended December 31, 2020 and 2019, the Company recorded inventory impairments of $4,111 and $6,956, respectively, relating to raw materials and Cannabis products (finished goods) exceeding the net realizable value. Management determines net realizable value as the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

Of the impairment charges during the twelve months ended December 31, 2020, $1,795 of the charges were related to write down of inventory purchased from a third-party supplier, during the current period, at prices per prior signed agreements. The impairment charges for the year ended December 31, 2019 were due to the carrying value of inventory exceeding the estimated net realizable value.

In addition, management wrote off $730, $1,261, and $3,849 of inventory that it deemed unsaleable for the years ended December 31, 2021, 2020, and 2019, respectively. Inventory impairment and write-offs have been recorded in cost of sales.

6.Property and equipment, net

Property and equipment consisted of:

	December 31, 2021	December 31, 2020
Land	$4,183	$3,640
Assets in process	6,858	2,275
Buildings & improvements	117,703	92,672
Machinery & equipment	23,424	15,862
Office furniture & production equipment	3,232	2,742
Assets under finance leases	239	239
Total cost	155,639	117,430
Less: accumulated depreciation	(14,877)	(7,185)
Property and equipment, net	$140,762	$110,245

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

During the years ended December 31, 2021 and December 31, 2020, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $8,322 for the year ended December 31, 2021 ($5,682 included in cost of sales), $4,658 for the year ended December 31, 2020 ($2,670 included in cost of sales), and $1,164 for the year ended December 31, 2019 ($735 included in cost of sales).

Asset Specific Impairment

The Company reviews the carrying value of its property and equipment at each reporting period for indicators of impairment.

During the year ended December 31, 2021, the Company determined that equipment purchased for the purpose of extracting CBD and THC oils to support the medical cannabis business in Canada needed to be assessed for impairment as the equipment was never put into use and the Company has since exited the medical cannabis business in Canada. The Company evaluated the recoverability of the asset to determine whether it would be recoverable, and it was determined that the carrying value of the asset exceeded its estimated future undiscounted cash flows and therefore, recorded an impairment loss of $470. The

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Company determined that the assets meet the criteria to be classified as held for sale and the remaining net book value of $343 was included in other current assets on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company made a strategic decision to cease the growing and cultivation of cannabis in Canada. As a result of this decision, the Company wrote down the net book value of the lighting and irrigation assets previously used in the Canadian cultivation business to $nil and recognized asset specific impairment of $823.

During the year ended December 31, 2019, the Company determined that Solace Rx’s proposed Drug Preparation Premise (“DPP”) was no longer commercially viable and ceased all further construction and operations, which was determined to be an indicator of impairment. The fair value of the DPP was determined based on a third-party appraisal. As a result, the Company recorded impairment of property and equipment of $1,746 for the DPP.

7.Intangible assets, net and goodwill

Intangible assets consisted of the following:

At December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,626	$(1,353)	$1,273
Licenses	153,300	(11,311)	141,989
Brand intangibles	1,144	(254)	890
Non-compete agreements	280	(221)	59
Total finite lived intangible assets	157,350	(13,139)	144,211
Indefinite lived intangible assets
Brand intangibles	24,773	—	24,773
Total indefinite lived intangible assets	24,773	—	24,773
Intangible assets, net	$182,123	$(13,139)	$168,984

At December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,447	$(733)	$1,714
Licenses	85,302	(5,511)	79,791
Customer relationships	4,000	(1,601)	2,399
Non-compete agreements	1,630	(997)	633
Total finite lived intangible assets	93,379	(8,842)	84,537
Indefinite lived intangible assets
Brand intangibles	26,173	—	26,173
Total indefinite lived intangible assets	26,173	—	26,173
Intangible assets, net	$119,552	$(8,842)	$110,710

The gross carrying amount of intangible assets increased $62,571 during the year ended December 31, 2021. The increase was mainly a result of business combinations, which accounted for $68,978 of the increases during the year ended December 31, 2021, partially offset by impairment of intangible assets of $3,633.

Amortization expense was $7,068 for the year ended December 31, 2021 ($2,052 included in cost of sales), $5,775 for the year ended December 31, 2020 ($2,201 included in cost of sales), and $3,280 for the year ended December 31, 2019 ($642 included in cost of sales).

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2022	$7,814
2023	6,818
2024	6,383
2025	5,960
2026	5,927

Impairment of Intangible Assets

The Company recorded the following impairment losses by category of intangible assets:

	December 31, 2021	December 31, 2020	December 31, 2019
Finite lived intangible assets
Software	$9	$1	$113
Licenses	—	423	268
Customer relationships	2,000	342	—
Non-compete agreements	224	—	—
Total impairment of finite lived intangible assets	2,233	766	381
Indefinite lived intangible assets
Brand intangibles	1,400	—	2,928
Total impairment of indefinite lived intangible assets	1,400	—	2,928
Total impairment of intangible assets	$3,633	$766	$3,309

During the year ended December 31, 2021, the Company made the decision to undertake a strategic review process to explore, review, and evaluate potential alternatives for its Arise business. The Company also determined that the estimated future cash flows for the business did not support the carrying value of the intangible assets and goodwill, and therefore, the intangible assets and goodwill were written down to $nil. The Company recorded impairment of intangible assets of $3,633 for the year ended December 31, 2021.

The Company recorded impairment of $423 of intellectual property in Canada during the year ended December 31, 2020 related to packaging designs that were written down to its recoverable value. Additionally, during the year ended December 31, 2020, the Company recorded impairment of $342 related to its customer relationships at Arise as a result of its termination of an agreement with one of its wholesale distributors.

At the end of each reporting period, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. For any reporting units in which it is more likely than not that the fair value exceeds its carrying value, the Company tests its indefinite useful life for impairment by comparing its carrying amount with its fair value. During the year ended December 31, 2019, the Company recognized impairment losses of $2,928 related to the brand intangible asset at its California business. The fair value of the brand was calculated using a relief of royalty method.

The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2019	$68,107
Acquisitions (see Note 4)	4,689
Balance at December 31, 2020	72,796
Acquisitions (see Note 4)	22,537
Impairment of goodwill	(5,007)
Balance at December 31, 2021	$90,326

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Impairment of Goodwill

During the years ended December 31, 2021, 2020 and 2019, the Company qualitatively assessed whether it was more likely than not that the respective fair values of its reporting units were less than their carrying amounts. If it was determined that it was more likely than not that the reporting unit’s fair value was less than its carrying amount, a one-step quantitative impairment test was performed. The following significant assumptions are applied in the determination of the fair value of the reporting units:

•

Cash flows: estimated cash flows were projected based on actual operating results from internal sources, as well as industry and market trends. The forecasts were extended to a total of five years (with a terminal value thereafter);

•	Terminal value growth rate: The terminal growth rate was based on historical and projected consumer price inflation, historical and projected economic indicators and projected industry growth;
•

Post-tax discount rate: The post-tax discount rate is reflective of the reporting units weighted average cost of capital (“WACC”). The WACC was estimated based on the risk-free rate, equity risk premium, beta premium, and after-tax cost of debt based on corporate bond yields; and

•	Tax rate: the tax rates used in determining the future cash flows were those substantively enacted at the respective valuation date

As a result of the Company’s decision to undertake a strategic review of its Arise business, Company recorded impairment of goodwill of $5,007 during the year ended December 31, 2021.

During the fourth quarter of 2021, the Company performed qualitative analyses over its goodwill for each of its reporting units. The Company determined that it was more likely than not that the fair value of its California and Maryland reporting units exceeded their carrying values, and therefore, no quantitative analysis was performed. The Company performed a quantitative analysis over its Pennsylvania reporting unit and determined that the fair value of the Company’s reporting unit exceeded its carrying value by approximately 15%, resulting in no impairment. The carrying value of the goodwill attributable to the Pennsylvania reporting unit was $76,761 at December 31, 2021. There is no goodwill at the Company’s Canada and New Jersey reporting units.

During the fourth quarter of 2020, the Company performed qualitative analyses over its goodwill for each of its reporting units. It was determined that it was more likely than not that the fair value of its California and Pennsylvania reporting units exceed their carrying values, and therefore, no quantitative analysis was performed. The Company performed a quantitative analysis over its Florida reporting unit and determined that the fair value of the Company’s reporting unit exceeded its carrying value by approximately 10%, resulting in no impairment. The carrying value of the goodwill attributable to the Florida reporting unit was $5,007 at December 31, 2020.

During the fourth quarter of 2019, as a result of the Company’s qualitative analyses performed, it was determined that the fair values of its Canada and California reporting units were more likely than not less than the respective carrying values, and therefore, the Company performed a one-step impairment test for each reporting unit.

The Company’s Canada reporting unit includes its operations dedicated to the research and development of cannabis biotechnology, including the development of novel formulations and delivery forms, the reconstitution, dilution and preparation of drug preparations for health care practitioners and institutions, and the sale and distribution of medical cannabis. During the year ended December 31, 2019, the Company shut down its drug preparation facility as management deemed that market conditions did not support the operations of this business. As a result, sales forecasts were updated to $nil. Management obtained a third-party appraisal to determine the reporting units fair value using the direct comparison cost approach of comparable properties and applied it against the carrying amount. As a result of the impairment test, management concluded that the carrying value was higher than the fair value and recorded an impairment loss on goodwill of $1,825.

The Company’s California reporting unit represents its operations dedicated to the sale of cannabis products and accessories at retail dispensaries within the state of California. During the year ended December 31, 2019, as a result of the quantitative impairment test performed, management concluded that the carrying value was higher than the fair value of the reporting unit and recorded impairment losses of $43,977.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

8.Loans payable

	Credit Facility	Loans from Related Parties	Canopy Growth (formerly RIV Capital) Loan	Canopy Growth- Canada Inc Loan	Other Loans	Canopy Growth- Arise Loan	Ilera Term Loan	KCR Loan	Total
Balance at December 31, 2019	$45,959	$2,500	$—	$—	$4,949	$—	$—	$—	$53,408
Loan principal net of transaction costs	—	1,500	—	58,355	5,914	19,801	115,926	—	201,496
Loan discount - origination fee paid	—	—	—	—	—	—	(2,250)	—	(2,250)
Converted from convertible debt	—	—	9,396	—	—	—	—	—	9,396
Less: fair value of warrants	—	—	(2,792)	(24,697)	—	(12,232)	—	—	(39,721)
Interest accretion	1,173	—	1,205	4,078	269	68	606	—	7,399
Principal and interest paid	(47,085)	(4,000)	—	—	(4,993)	—	—	—	(56,078)
Effects of movements in foreign exchange	(47)	—	354	2,757	192	—	—	—	3,256
Ending carrying amount at December 31, 2020	—	—	8,163	40,493	6,331	7,637	114,282	—	176,906
Loan principal net of transaction costs	—	—	—	—	2,855	—	—	6,750	9,605
Interest accretion	—	—	1,281	5,435	713	1,263	16,950	378	26,020
Principal and interest paid	—	—	(795)	(3,926)	(596)	—	(15,999)	(4,878)	(26,194)
Forgiveness of principal and interest	—	—	—	—	(1,414)	—	—	—	(1,414)
Effects of movements in foreign exchange	—	—	31	163	26	—	—	—	220
Ending carrying amount at December 31, 2021	—	—	8,680	42,165	7,915	8,900	115,233	2,250	185,143
Less: current portion	—	—	(630)	(3,143)	(2,772)	—	(42)	(2,250)	(8,837)
Non-current loans payable	$—	$—	$8,050	$39,022	$5,143	$8,900	$115,191	$—	$176,306

Total interest paid on all loan payables was $21,694, $2,192, and $2,760 for the years ended December 31, 2021, 2020 and 2019, respectively.

Credit Facility

On March 11, 2020, a portion of the proceeds received from Canopy Growth Corporation (“Canopy Growth”) were used to fully pay off the outstanding principal and interest amounts under the Credit Facility with JW Asset Management. The amendment was treated as a modification of the Credit Facility and as a result, no gains or losses were recorded for the transaction.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Loan from Related Parties

The principal and interest on the Company’s loan from related parties was fully paid during the year ended December 31, 2020.

Canopy Growth (formerly RIV Capital) Loan

On February 5, 2020, the Company and RIV Capital Inc. (“RIV Capital”), formerly Canopy Rivers Inc., agreed to amend the terms of their previously issued convertible debentures with a face value of $10,000 (refer to Note 9). Pursuant to the amended terms, the first tranche of the convertible debentures was converted into a $10,000 loan payable bearing interest at a rate of 6% per annum, payable annually, with a balance due date of October 2, 2024. The effective interest rate on the loan is 15.99%. The Company also issued RIV Capital 2,225,714 common share purchase warrants (Note 11), exercisable at $4.48 (C$5.95) upon the occurrence of certain triggering events. The warrants were issued such that they can be exercised upon maturity of the loan payable in a cashless exercise by offsetting the principal value of the loan payable. The amendment was treated as a modification of the convertible debenture and as a result, no gains or losses were recorded for the transaction.

During the year ended December 31, 2021, Canopy Growth acquired the common share purchase warrants previously issued to RIV Capital as well as the loan payable outstanding balance.

Canopy Growth Canada Inc Loans

On March 10, 2020, TerrAscend Canada Inc. entered into a loan financing agreement with Canopy Growth in the amount of $58,645 pursuant to a secured debenture. In connection with the funding of the loan, the Company had issued 17,808,975 common share purchase warrants to Canopy Growth.

The secured debenture bears interest at a rate of 6.10% per annum, with an effective interest rate of 14.15% and matures on March 10, 2030. The debenture is secured by the assets of TerrAscend Canada, is not convertible and is not guaranteed by the Company. The warrants are comprised of 15,656,242 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $3.59 (C$5.14) per share, expiring on March 10, 2030, and 2,152,733 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $2.72 (C$3.74) per share, expiring on March 10, 2031 (refer to Note 11).

All warrants will be exercisable following changes in US federal laws permitting the cultivation, distribution, and possession of cannabis or to remove the regulation of such activities from the federal laws of the US. The warrants were issued such that they can be exercised upon maturity of the loan payable by offsetting the principal value of the loan payable. The fair value of the debt was calculated using the effective interest rate method and allocated the proceeds of the issuance to the debenture and the warrants based on their relative fair values as determined at issuance.

In accordance with the terms of the loan financing agreement, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the US, unless and until such operations are permitted by the federal and applicable state laws of the US.

Of the total proceeds received from Canopy Growth, $48,243 was used to fully pay off the outstanding principal and interest amounts under the Credit Facility with JW Asset Management.

Other Loans

Manufacturing facility loan

The loan principal and interest were fully paid on the Company’s mortgage financing loan in June 2020.

On June 19, 2020, the Company completed a $5,336 loan financing secured by its manufacturing facility in Mississauga, bearing interest of 8.25% and a balance due date of July 1, 2023. The mortgage payable was recorded at its fair value at inception and subsequently carried at amortized cost.

Paycheck Protection Program loan

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

On March 13, 2021, the Company’s Arise business was granted a loan from Bank of America in the aggregate amount of $766, pursuant to the Paycheck Protection Program (the “PPP”), bearing interest at 1.00% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides for loans to qualifying businesses with the proceeds to be used for payroll costs, rent, utilities, and interest on other debt obligations. The loans and accrued interest are forgivable after eight weeks as long as the funds are used for qualifying expenses as described in the CARES Act (refer to Note 23). During the year ended December 31, 2021, the principal and interest on the PPP loan was partially forgiven in the amount of $648. The remaining amount was repaid on December 17, 2021, reducing the total outstanding amount to $nil at December 31, 2021.

Canopy Growth Arise Loan

On December 10, 2020, the Company, through a wholly owned subsidiary Arise Bioscience Inc. (“Arise”) entered into a loan financing agreement with Canopy Growth in the amount of $20,000 pursuant to a secured debenture. In connection with the funding of the loan, the Company has issued 2,105,718 common share purchase warrants to Canopy Growth.

The secured debenture bears interest at a rate of 6.10% per annum commencing four years from the effective date, with an effective interest rate of 15.61%, and matures on December 9, 2030. The debenture is secured by the assets of Arise, is not convertible, and is not guaranteed by the Company. The warrants are comprised of 1,926,983 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $12.00 (C$15.28) per share, expiring on December 9, 2030, and 178,735 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $13.50 (C$17.19) per share, expiring on December 9, 2030 (refer to Note 11).

All warrants will be exercisable following changes in US federal laws permitting the cultivation, distribution, and possession of cannabis or to remove the regulation of such activities from the federal laws of the US. The warrants were issued such that they can be exercised upon maturity of the loan payable by offsetting the principal value of the loan payable. The fair value of the debt was calculated using the effective interest rate method and allocated the proceeds of the issuance to the debenture and the warrants based on their relative fair values as determined at issuance.

In accordance with the terms of the loan financing agreement, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the US, unless and until such operations are permitted by the federal and applicable state laws of the US.

Ilera Term Loan

On December 18, 2020, Ilera Healthcare entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000. The term loan bears interest at 12.875% per annum and matures on December 17, 2024. The Company has the ability to increase the facility by up to $30,000. The term loan is secured by the Ilera Healthcare Division. The loan can be refinanced at the option of the borrower after 18 months from the closing date subject to a premium payment due. Of the total proceeds received, $105,767 was used to satisfy the remaining Ilera earn-out payments.

HMS loan

The acquisition of HMS included a $2,500 note payable which bears a 5.0% annual interest, due October 2022. The note was recorded at its fair value at inception of $2,089 and subsequently carried at amortized cost.

KCR Loan

The acquisition of KCR included a $6,750 note payable which bears interest at 10.00% per annum and matures on April 30, 2022. The note was recorded at its fair value at inception and subsequently carried at amortized cost. The Company made principal payments on this loan of $4,500 during the year ended December 31, 2021.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

Loan payable principal payments	December 31, 2021
2022	$4,490
2023	5,719
2024	130,446
2025	—
2026	—
Thereafter	83,516
Total principal payments	$224,171

9.	Convertible debentures

	December 31, 2021	December 31, 2020
Opening carrying amount	$5,687	$14,795
Convertible debentures issued, net of transaction costs	—	—
Less: fair value of warrants	—	—
Converted loan payable	(5,684)	(9,396)
Interest accretion	37	381
Effects of movements in foreign exchange	(40)	(93)
Ending carrying amount	$—	$5,687
Less: current portion	—	(403)
Non-current convertible debt	$—	$5,284

On February 5, 2020, the Company amended the terms of its previously announced $10,000 convertible debenture issuance to RIV Capital. The carrying value of the debt was converted to a loan payable as of the amendment date (Note 8). The fair value was calculated using the effective interest method and allocated the proceeds of the issuance to the debenture and the warrants based on their respective fair values as determined at issuance.

During the twelve months ended December 31, 2021, the Company converted the remaining convertible debentures for 1,284,221 common shares.

10.Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 28 years. The Company had one finance lease at December 31, 2021 and 2020, respectively.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Amounts recognized in the consolidated balance sheets were as follows:

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$29,561	$23,229

Operating lease liability classified as current	1,171	1,006
Operating lease liability classified as non-current	30,573	23,633
Total operating lease liabilities	$31,744	$24,639

Finance leases:
Property and equipment, net	$168	$199

Lease obligations under finance leases classified as current	$22	$19
Lease obligations under finance leases classified as non-current	181	203
Total finance lease obligations	$203	$222

The Company recognized operating lease expense of $3,986 ($273 included in cost of sales), $3,066 ($145 included in cost of sales), and $1,039 ($nil included in cost of sales) for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company entered into a lease termination agreement (“Lease Termination”) in the amount of $3,278 with the landlord at its 22,000 square foot facility in Frederick, Maryland to enable the Company to terminate the lease prior to the end of the lease term. The Lease Termination was accounted for as a lease modification that reduces the term of the existing lease and the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 10%. The lease termination fee is included in accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets and will be paid to the landlord in January 2022.

Other information related to operating leases as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	14.2	13.3
Finance leases	5.5	6.5

Weighted-average discount rate
Operating leases	10.72%	11.06%
Finance leases	10.00%	10.00%

Supplemental cash flow information related to leases were as follows:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in measurement of operating lease liabilities	$3,987	$3,093
Right-of-use assets obtained in exchange for lease obligations	$9,773	$9,421
Cash paid for amounts included in measurement of finance lease liabilities	$40	$39

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Undiscounted lease obligations as of December 31, 2021 are as follows:

	Operating	Finance	Total
2022	$4,422	$41	$4,463
2023	4,380	42	4,422
2024	4,474	44	4,518
2025	4,609	45	4,654
2026	4,437	46	4,483
Thereafter	43,475	53	43,528
Total lease payments	65,797	271	66,068
Less: interest	(34,053)	(68)	(34,121)
Total lease liabilities	$31,744	$203	$31,947

Under the terms of these operating sublease agreements, future undiscounted rental income from such third-party leases is expected to be as follows:

2022	$545
2023	555
2024	563
2025	581
2026	400
Thereafter	297
Total rental payments	$2,941

11.	Shareholders’ equity

The Company is authorized to issue an unlimited number of common shares, proportionate voting shares, exchangeable shares, and preferred shares. The Company’s board of directors have the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each class of the Company’s capital stock.

Unlimited Number of Preferred Shares

The Board of Directors has authorized the Company to issue an unlimited number of preferred shares in Series A, Series B, Series C and Series D convertible preferred shares (the “Convertible Preferred Shares”).  The preferred shares of each series will, with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily, rank on parity with the preferred shares of every other series and be entitled to preference over the Proportionate Voting Shares, Common Shares and Exchange Shares.

Voting Rights

Holders of the Company’s Convertible Preferred Shares are not entitled to receive notice of, or to attend or to vote at any meeting of the shareholders of the Company.

Dividends

The holders of the Convertible Preferred Shares are not entitled to receive any dividends, except that if the Company issues a dividend when necessary to comply with contractual provisions in respect of an adjustment to the conversion ratio in connection with any dividend paid on the Common Shares.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Conversion Rights

Holders of the Company’s Convertible Preferred Shares are entitled to convert each outstanding share to 1,000 common shares of the Company (or the economic equivalent in proportionate voting shares for US investors) at the option of the holder, subject to customary anti-dilution provisions.

The Convertible Preferred Shares will be automatically converted into proportionate voting shares at the then-effective conversion ratio, instead of being redeemed for cash and other assets, in the event of a change in control.

Redemption Rights

The Company classified the Convertible Preferred Shares as permanent equity in the financial statements given that the terms do not obligate the Company to buy back the shares of preferred stock in exchange for cash or other assets, nor do the shares represent an obligation that must or may be settled with a variable number of shares, which are debt-like features. No other redemption provisions exist within the terms of the instrument.

Liquidation Preference

In the event of liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, or upon any other return of capital or distribution of the assets of the Company among its shareholders, in each case for the purposes of winding up its affairs, each Convertible Preferred Share entitles the holder thereof to receive and to be paid out of the assets of the Company available for distribution, before any distribution or payment may be made to a holder of any Common Shares, Proportionate Voting Shares, Exchangeable Shares or any other shares ranking junior in such liquidation, dissolution, or winding up to the Convertible Preferred Shares, an amount per Convertible Preferred Share equal to the fair market value of the consideration paid for such preferred share upon issuance.

The Company’s Series A, Series B, Series C and Series D convertible preferred shares have a liquidation preference that is initially equal to $2,000, $2,000, $3,000 and $3,000, respectively, per share; provided that if the Company makes a distribution to holders of all or substantially all of the respective series of Convertible Preferred Shares, or if the Company effects a share split or share consolidation of the respective series of Convertible Preferred Shares, then the liquidation preference will then be adjusted on the effective date of such event by a rate computed as (i) the number of respective series of Convertible Preferred Shares outstanding immediately before giving effect to such event divided by (ii) the number of respective series of Convertible Preferred Shares outstanding immediately after such event.

After payment to the holders of the Convertible Preferred Shares of the full liquidation preference to which they are entitled in respect of outstanding Convertible Preferred Shares (which, for greater certainty), have not been converted prior to such payment), such Convertible Preferred Shares will have no further right or claim to any of the assets of the Company.

The liquidation preference will be payable to holders of Convertible Preferred Shares in cash; provided, however, that to the extent the Company has, having exercised commercially reasonable efforts to make such payment, insufficient cash available to pay the liquidation preference in full in cash, the portion of the Liquidation Preference with respect to which the Company has insufficient cash may be paid in property or other assets of the Company. The value of any property or assets not consisting of cash that is distributed by the Company in satisfaction of any portion of the liquidation preference will equal the fair market value on the date of distribution. As of December 31, 2021, the Convertible Preferred Series A and B Shares have an aggregate liquidation value of $28,686, or $2,000 per share. The Convertible Preferred Series C Shares have an aggregate liquidation value of $108, or $3,000 per share.

Unlimited Number of Proportionate Voting Shares

Holders of Proportionate Voting Shares are entitled to receive, as and when declared by the Board, dividends in cash or property of the Company. No dividend may be declared on the Proportionate Voting Shares unless the Company simultaneously declares dividends on the Common Shares in an amount equal to the dividend declared per Proportionate Voting Shares divided by 1,000.

In the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs, the holders of

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Proportionate Voting Shares are entitled to participate pari passu with the holders of Common Shares in an amount equal to the amount of such distribution per Common Share multiplied by 1,000.

Holders of Proportionate Voting Shares are not entitled to a right of first refusal to subscribe for, purchase or receive any part of any issue of shares, or bonds, debentures or other securities of the Company.

There may be no subdivision or consolidation of the Proportionate Voting Shares unless, simultaneously, the Common Shares and Exchangeable Shares are subdivided or consolidated using the same divisor or multiplier.

Proportionate Voting Shares carry 1,000 votes per share, are entitled to participate in dividends and in the distribution of proceeds on a wind-up of the Company on a $1,000-to-$1.00 basis relative to the Common Shares. Each Proportionate Voting Share is exchangeable into 1,000 Common Shares.

Unlimited Number of Exchangeable Shares

Voting Rights

The holders of Exchangeable Shares will not be entitled to receive notice of, attend or vote at meetings of the shareholders of the Company; provided that the holders of Exchangeable Shares will, however, be entitled to receive notice of meetings of shareholders called for the purpose of authorizing the dissolution of the Company or the sale of its assets, or a substantial part thereof, but holders of Exchangeable Shares will not be entitled to vote at such meeting of the shareholders of the Company.

Dividends

The holders of the Exchanges Shares will not be entitled to receive any dividends.

Dissolution

In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs, the holders of the Exchangeable Shares will not be entitled to receive any amount, property or assets of the Company.

Exchange Rights

Each issued and outstanding Exchangeable Share may at any time following the exchange start date applicable to the holder of such Exchangeable Share, at the option of the holder, be exchanged for on Common Share.

Unlimited Number of Common Shares

Voting Rights

Holders of Common Shares are entitled to receive notice of, and to attend, all meetings of the shareholders of the Company and shall have one vote per each Common Share held at all meetings of the Company, except for meetings at which only holders of another specified class or series of shares of the Company are entitled to vote separately as a class or series.

Dividend Rights

The holders of the Common Shares are entitled to receive, subject to the rights of the holder of any other class of shares, any dividends declared by the Company. If, as and when dividends are declared by the directors, each Common Share will be entitled to 0.001 times the amount paid or distributed per Proportionate Voting Share (or, if a stock dividend is declared, each Common Share will be entitled to receive the same number of Common Shares per Common Share of Proportionate Voting Shares entitled to be received per Proportionate Voting Share).

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Dissolution

In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs, the holders of the Common Shares will, subject to the rights of any other class of shares, be entitled to receive the remaining property of the Company on the basis that each Common Share will be entitled to 0.001 times the amount distributed per Proportionate Voting Share, but otherwise there is no preference or distinction among or between the Proportionate Voting Shares and the Common Shares.

Conversion Rights

Each issued and outstanding Common Share may at any time, at the option of the holder, be converted into 0.001 of a Proportionate Voting Share.

Description of Transactions:

Preferred Stock (Private Placements)

During the year ended December 31, 2020, the Company closed a non-brokered private placement by issuing 18,679 total units in Series A, B, C, and D convertible preferred stock at an issue price of $2,000 per unit, resulting in proceeds of $37,358. Each unit consists of one non-voting, non-participating preferred share and one preferred share warrant (“Preferred Warrant”). See Note 2 – Convertible preferred stock for discussion regarding accounting treatment.

On issuance date the total proceeds were allocated as follows:

Date of Issuance	Preferred Shares Units Issued	Preferred Shares Equity Component	Preferred Shares Warrant Liability	Total Proceeds
22-May-20	13,646	$10,303	$16,768	$27,071
28-May-20	3,561	2,688	4,376	7,064
5-Jun-20	1,397	1,055	1,717	2,772
8-Jun-20	75	57	92	149
Total	18,679	$14,103	$22,953	$37,056

The Preferred Warrants were recorded under warrant liability in the consolidated balance sheets have been measured at fair value at issuance date and subsequently remeasured using the Black Scholes model and have been classified as Level 3 in the fair value hierarchy. Refer to Note 21 for discussion regarding changes in fair value of the preferred share warrant liability, as well as the key inputs and assumptions used in the model.

Transaction costs associated with the brokered preferred share issuance amounted to $784 and have been allocated pro rata between the preferred share warrant liability and share capital. Transaction costs allocated to the liability component was $482 and immediately expensed and transaction costs related to the equity component was $302 netted with share capital.

Common Stock (Private Placements)

On January 28, 2021, the Company completed a private placement and issued 18,115,656 common shares at a price of $9.64 (C$12.35) per common share for total proceeds of $173,477, net of share issuance costs of $1,643.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

In addition, the Company completed the below non-brokered private placement. Proceeds from the private placement were allocated to share capital and the warrants based on the relative fair value of the proceeds of each tranche of the unit issuances. The Company recorded $25,506 to share capital and $8,600 to the warrants, which is included in additional paid in capital in the Company’s consolidated balance sheets. Total transaction costs related to this transaction were $110 related to the warrants, which was expensed, and $327 recorded as reduction to share capital. Total proceeds were allocated to the warrants as follows:

•

Tranche 1- On December 30, 2019, the Company issued 12,968,325 units at a price of $1.88 (C$2.45), each comprised of one common share and one common share purchase warrant, for total proceeds of $24,463. The proceeds were collected in January 2020.

•

Tranche 2- On January 10, 2020, the Company issued 3,450,127 units at an issue price of $1.88 (C$2.45) per unit, resulting in proceeds of $6,477. Each unit consists of one common share and one common share purchase warrant, exercisable into one common share prior to January 14, 2022 at an exercise price of $2.49 (C$3.25).

•

Tranche 3- On January 27, 2020, the Company issued 1,863,659 units at an issue price of $1.86 (C$2.45) per unit, resulting in proceeds of $3,464. Each unit consists of one common share and one common share purchase warrant, exercisable into one common share prior to January 14, 2022 at an exercise price of $2.47 (C$3.25).

On May 15, 2019, the Company completed the first tranche of a private placement and issued 5,257,662 common shares at a price of $5.68 (C$7.64) per common share for total proceeds of $29,863. On May 27, 2019, the Company completed the second tranche and issued 3,766,022 common shares at a price of $5.68 (C$7.64) per common share for total proceeds of $21,404. Total proceeds of the private placement were $49,955, net of share issue costs of $1,312.

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2018	1,354,772	999,772	1.80	1.70
Granted	13,488,955
Exercised	(959,772)
Cancelled/Expired	(5,000)
Outstanding, December 31, 2019	13,878,955	13,718,955	2.62	2.18
Granted	27,454,193
Exercised	(829,050)
Outstanding, December 31, 2020	40,504,098	18,363,691	3.80	5.34
Granted	—
Exercised	(9,508,625)
Outstanding, December 31, 2021	30,995,473	8,855,066	4.20	5.66

The following is a summary of the outstanding warrants for Proportionate Voting Shares. These warrants are exercisable for 0.001 of a Proportionate Voting Share. The Proportionate Voting Shares are exchangeable into Common Shares on a basis of 1,000 Common Shares per Proportionate Voting Share.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	Number of Proportionate Share Warrants Outstanding	Number of Proportionate Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2018	28,636,361	28,636,361	0.81	1.94
Issued as PVS purchase warrants (as converted)	8,590,908
Exercised	(28,636,361)
Outstanding, December 31, 2019	8,590,908	8,590,908	5.55	2.65
Granted	—
Exercised	—
Outstanding, December 31, 2020	8,590,908	8,590,908	5.66	1.64
Granted	—
Exercised	—
Outstanding, December 31, 2021	8,590,908	8,590,908	5.69	0.64

The fair value of 2019 PVS purchase warrant was estimated on its respective grant date using the Black-Scholes valuation model based on the following assumptions:

August 23, 2019
Volatility	90.29%
Risk-free interest rate	1.32%
Expected life (years)	3.00
Dividend yield	Nil
Forfeiture rate	0%
Number of Warrants issued	8,590,908
Share price	$4.77
Value per warrant	$2.58

The following is a summary of the outstanding warrants for Preferred Shares. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2019	—	—	—	—
Granted	18,679		3,000
Exercised	(655)		3,000
Outstanding, December 31, 2020	18,024	18,024	3,000	2.39
Granted
Exercised	(1,968)
Outstanding, December 31, 2021	16,056	16,056	3,000	1.39

In connection with the Canopy Growth and RIV Capital financings, the Company allocated the proceeds of the issuance to the debenture and the warrants based on their relative fair values as determined at issuance (Note 9).

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

12.	Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Stock options	13,988	$9,700	$7,219
Restricted share units	954	686	—
Warrants	—	89	442
Total share-based payments	$14,942	$10,475	$7,661

The amount of share-based compensation expense included in cost of sales was $nil, $400, and $923 for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the total compensation cost related to nonvested stock options and RSUs not yet recognized is $21,688 and $1,705, respectively. The weighted-average period over which it is expected to be recognized is 6.49 for options.

Common shares issued for compensation

On March 25, 2020, the Company issued 1,625,701 common shares to an entity controlled by the minority shareholders of NJ, pursuant to services surrounding the granting of certain licenses in the state of New Jersey to NJ.

Stock Options

The Company’s Board of Directors approved the Stock Option Plan (the “Plan”) effective March 8, 2017. The Plan provides for the granting of stock options to directors, officers, employees and consultants of the Company. Stock options are granted for a term not to exceed ten years at an exercise price, which is the greater of the closing market price of the shares on the CSE on the trading day immediately preceding the date the options are granted and on the same day of the option grant. The options are not transferrable. The Plan is administered by the Board of Directors, which determines individual eligibility under the Plan, number of shares reserved for optioning to each individual (not to exceed 5% of issued and outstanding shares to any one individual) and the vesting period. The maximum number of shares of the Company that are issuable pursuant to the Plan is limited to 10% of the fully diluted shares of the Company at the date of the grant of options.

The stock options outstanding noted below consist of service-based options granted to employees to purchase common stock, the majority of which vest over a one to three-year period and have a five to ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following table summarizes the stock option activity:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted average exercise price (per share) $	Aggregate intrinsic value	Weighted average fair value of nonvested options (per share) $
Outstanding, December 31, 2018	8,473,129	5.88	3.14	12,157	2.66
Granted	6,844,000		4.99
Exercised	(1,117,936)		1.79
Forfeited (1)	(3,706,178)		4.30
Outstanding, December 31, 2019	10,493,015	4.04	4.26	1,877	3.30
Granted	12,861,050		2.82
Exercised	(1,816,496)		2.46
Forfeited (1)	(4,174,221)		4.19
Outstanding, December 31, 2020	17,363,348	3.96	3.49	112,675	2.58
Granted	3,905,000		10.11
Exercised	(1,376,496)		3.97
Forfeited (1)	(6,838,347)		4.46
Expired	(198,986)		5.95
Outstanding, December 31, 2021	12,854,519	4.84	4.85	27,557	4.22

Exercisable at December 31, 2021	7,787,610	3.77	3.26	23,073	N/A

Nonvested at December 31, 2021	5,066,909	6.49	7.30	4,484	N/A

(1)For stock options forfeited, represent one share for each stock option forfeited.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price at the end of the period and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 30, 2021, 2020, and 2019, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the options to exercise the option) related to stock options exercised during the years ended December 31, 2021, 2020, and 2019, was $6,667, $10,123, and $2,923, respectively. The total estimated fair value of stock options that vested during the years ended December 31, 2021, 2020, and 2019, was $14,840, $9,035, and $5,387, respectively.

The fair value of the various stock options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Volatility	79.05% - 81.51%	82.29% - 87.09%	88.04% - 96.98%
Risk-free interest rate	0.90% - 1.72%	0.35% - 1.60%	1.15% - 1.96%
Expected life (years)	4.57 - 10.05	4.76 - 4.95	5.00
Dividend yield	0%	0%	0%

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that the options issued are expected to be outstanding. The risk-free rate is based on US treasury bond issues with a remaining term approximately equal to the expected life of the options. Dividend yield is based on the fact that the Company

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future. The Company applied a forfeiture rate ranging between 23.21%-26.60% for the years ended December 31, 2021, 2020, and 2019.

Restricted Share Units

Effective November 19, 2019, the Company adopted the Share Unit Plan, which allows for the granting of performance share units (PSUs) and restricted share units (RSUs) to directors, officers, employees, and consultants of the Company and provides them the opportunity to defer certain compensation and equity awards paid or grated for their service in the form of stock units (“Stock Units”). The Stock Units are used solely as a device for determining the amount of cash benefit to eventually be paid to the grantee. Each Stock Unit has the same value as one share of the Company’s common stock. The PSUs generally become vested upon attainment of established performance conditions, as well as service conditions. The RSUs generally become vested upon completion of continuous employment over the requisite service period.

The following table summarizes the activities for the RSUs:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2019	—	—	—
Granted	280,099
Vested	(157,788)
Forfeited (1)	—
Outstanding, December 31, 2020	122,311	33,733	N/A
Granted	174,408
Vested	(40,665)
Forfeited (1)	(63,883)
Outstanding, December 31, 2021	192,171	13,294	N/A

Of the RSUs granted during the year ended December 31, 2021, 43,385 will vest over a 3-year term and 131,023 will vest over a 4-year term. Of the RSUs granted during the year ended December 31, 2020, 191,521 vested on the grant date. The remaining will vest over a 4-year term. The Company recognized $954, $686, and $nil as share-based payment expense during the year ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $1,705 of total unrecognized compensation cost related to unvested RSUs.

13.	Non-controlling interest

Non-controlling interest consists mainly of the Company’s ownership minority interest in its New Jersey and IHC Real Estate operations and consists of the following amounts:

	December 31, 2021	December 31, 2020
Opening carrying amount balance	$3,802	6,461
Capital (distributions) contributions	(53)	393
Investment in NJ partnership	(1,406)	—
Net income (loss) attributable to non-controlling interest	3,024	(3,052)
Ending carrying amount balance	$5,367	$3,802

14.	Related parties

The amounts due to/from related parties consisted of:

(a)

Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 8), which makes up $3,550 of the total loan principal balance at December 31, 2021 and December 31, 2020, respectively.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(b)

Fixed assets: On November 12, 2021, the Company completed the acquisition of a property in Hagerstown, Maryland. The property was purchased from GB & J’s, LLC, the members of which include Jason Ackerman (former Director, Executive Chairman and CEO of the Company), Greg Rochlin (former CEO of Ilera), and several entities affiliated with Jason Wild (Executive Chairman and Director of TerrAscend) (the “GB & J Sellers”) for the purchase price of $2,808. The value of Jason Ackerman’s interest in the transaction is $401, the value of Greg Rochlin’s interest in the transaction is $401, the value of the interests of funds controlled directly or indirectly by Jason Wild in the transaction is $401.

(c)	Shareholders’ Equity: During the years ended December 31, 2021, 2020, and 2019, the Company had the following transactions related to shareholders’ equity:
•	On March 25, 2020, the Company issued 1,625,701 common shares to an entity controlled by minority shareholders of NJ, pursuant to services surrounding the granting of certain licenses (Note 7).

•

During the year ended December 31, 2020, the Company paid a total of $136 and granted stock options totaling 500,000 to a current member of the Company’s Board of Directors for consulting services performed in the Canadian business on an interim basis. The consulting agreement ended on June 30, 2020.

•

Through the private placements during the year ended December 31, 2020 (Note 11), the Company issued 1,159,805 common shares, 1,159,805 common share purchase warrants, 10,000 preferred shares and preferred share warrants to entities controlled by Jason Wild, Chairman of the Board of TerrAscend. At December 31, 2021, there were nil common shares, nil common share purchase warrants, and 10,000 preferred shares and preferred share warrants outstanding.

•

On August 26, 2019, the Company issued 8,590.908 Proportionate Voting Share purchase warrants to entities controlled by Jason Wild as incentive to accelerate the exercise of warrants. Each warrant is exercisable at $5.41 per 0.001 share and expires at 36 months from the respective closing date. The warrants resulted in a reduction in share capital of $22.457. The Proportionate Voting Shares remain outstanding at December 31, 2021.

•

On August 30, 2019, certain funds managed by JW Asset Management LLC exercised an aggregate 28,636,361 warrants to acquire 28,636.361 Proportionate Voting Shares which are convertible into 28,636,361 Common Shares for an aggregate amount of $31,500.

•

Through the private placements during the year ended December 31, 2019, the Company issued 33,130 Common Shares at a price of C$7.64 per Common Share to employees and Directors of the Company. Additionally, the Company issued 8,119,291 Common Shares to Jason Wild and his affiliates.

15.	Income taxes

The domestic and foreign components of income (loss) before income taxes are as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Domestic	$15,513	$10,270	$(117,551)
Foreign	18,936	(141,757)	(43,827)
Income (loss) before income taxes	$34,449	$(131,487)	$(161,378)

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The provision for income taxes expense consists of:

	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$21,522	$15,262	$2,505
State	8,600	7,476	479
Foreign	—	1	19
Total Current	$30,122	$22,739	$3,003

Deferred:
Federal	$(1,916)	$(4,210)	$(558)
State	108	(623)	(412)
Foreign	—	(7,137)	(264)
Total Deferred	$(1,808)	$(11,970)	$(1,234)

Total Income Tax Provision	$28,314	$10,769	$1,769

The following table reconciles the expected statutory federal income tax to the actual income tax provision:

	December 31, 2021		December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent
Net income (loss) before income taxes	$34,449		$(131,487)		$(161,378)
Expected Income Benefit at Statutory Tax Rate	7,234	21.0%	(27,611)	21.0%	(42,765)	26.5%
IRC 280E adjustment	17,858	51.8%	9,809	-7.5%	3,028	-1.9%
Impairment on goodwill and intangible assets	—	0.0%	—	0.0%	23,810	-14.8%
Changes in unrecognized tax benefits	(4,274)	-12.4%	(2,821)	2.1%	1,155	-0.7%
Foreign income taxes at different statutory rate	—	0.0%	—	0.0%	1,118	-0.7%
Canada income taxes at different statutory rate	(1,290)	-3.7%	(1,271)	1.0%	—	0.0%
Share based compensation	3,138	9.1%	2,028	-1.5%	3,100	-1.9%
Changes in tax benefits not recognized	8,664	25.2%	(2,412)	1.8%	11,186	-6.9%
U.S. State Income taxes	9,849	28.6%	5,193	-3.9%	—	0.0%
Revaluation of Equity/Warrants	(13,479)	-39.1%	23,227	-17.7%	—	0.0%
Revaluation of contingent consideration	753	2.2%	3,929	-3.0%	—	0.0%
Other	(139)	-0.4%	698	-0.5%	1,137	-0.7%
Actual income tax provision	$28,314	82.3%	$10,769	-8.2%	$1,769	-1.1%

As the operations of the Company are predominantly US based, the Company has prepared the tax rate table for the year ended December 31, 2021 and December 31, 2020 using the US Federal tax rate of 21.0%.

The following table presents a reconciliation of unrecognized tax benefits:

	December 31, 2021	December 31, 2020
Balance at beginning of period	$12,008	$14,830
Increase based on tax positions related to prior periods	4,884	780
Decreases based on tax positions related to prior periods	(4,546)	(3,602)
Decreases related to settlements with taxing authorities	(3,028)	—
Balance at end of period	$9,318	$12,008

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. As of December 31, 2021, and December 31, 2020, we had interest accrued of approximately $1,071, and $1,479, respectively.

The principal component of deferred taxes are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating losses	$26,321	$19,286
Share issuance costs	700	498
Property and equipment	2,038	1,585
Intangible assets	4,101	1,895
Other	1,696	962
Total deferred tax assets	34,856	24,226
Valuation allowance	(24,097)	(12,905)
Net deferred tax assets	$10,759	$11,321

Deferred tax liabilities
Convertible Debentures	$(10,065)	$(11,271)
Intangible assets	(14,963)	(7,880)
Other	—	(107)
Total deferred tax liabilities	$(25,028)	$(19,258)

Net deferred tax liabilities	$(14,269)	$(7,937)

The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the year ended December 31, 2021.

As of December 31, 2021, the Company has $79,826 of Canadian net operating loss carryovers that expire at different times, the earliest of which is 2034 for $546. As of December 31, 2021, the Company has $9,876 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2021, the Company has various state net operating loss carryovers that expire at different times. The statute of limitations with respect to our federal returns remains open for tax years 2018 and forward. For certain acquired subsidiaries, the federal statue remains open with respect to tax years 2014 and forward. Certain acquired subsidiaries are under IRS audit for tax years ended September 30, 2014 and September 30, 2015, in which upon acquisition the seller set aside cash in an escrow account to be used on future tax indemnifications. As of December 31, 2021, indemnification asset of $3,969 has been recorded. The Company does not expect that resolution of these examinations will have a significant effect on its consolidated financial position, but could have a significant impact on the consolidated results of operations for the period in which resolution occurs. Over the next twelve months, the Company believes it is reasonably possible that various tax examinations will be concluded and statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $2,500.

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E, under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

16.	General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Office and general	$11,012	$11,112	$7,636
Professional fees	13,355	14,572	6,553
Lease expense	4,503	3,786	1,496
Facility and maintenance	1,608	2,369	1,113
Salaries and wages	32,409	20,693	19,226
Share-based compensation	14,942	10,075	6,738
Sales and marketing	3,144	2,927	3,136
Total	$80,973	$65,534	$45,898

During the year ended December 31, 2020, the Company expensed $7,500 related to amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ pursuant to services surrounding the granting of certain licenses, which is included in professional fees in the table above. The first payment of $3,750 was due upon NJ being granted an alternative treatment center license in the state of New Jersey. On March 25, 2020, the first payment was settled in shares at a fair value determined on the date NJ received the license and issued 1,625,701 common shares. The second payment of $3,750 is due on the earlier of (i) March 31, 2023, and (ii) fifteen days after TerrAscend NJ shall have made distributions to one or more of its members totaling at least $15,000 in aggregate.

17.	Revenue, net

The Company’s disaggregated revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Wholesale	$123,300	$103,124	$46,693
Retail	87,119	44,709	17,120
Total	$210,419	$147,833	$63,813

For the years ended December 31, 2021, 2020, and 2019, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

18.	Finance and other expense

Finance and other expenses were as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest accretion	$26,057	$7,780	$4,092
Indemnification Asset Release	4,504	—	—
Forgiveness of principal and interest on loans	(1,414)	—	—
Other expense (income)	82	413	(568)
Total	$29,229	$8,193	$3,524

During the year ended December 31, 2021, the Company recorded a reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute of expirations in the amount of $4,504.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

19.	Segment information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

Geography

The Company operates with subsidiaries located in Canada and the US.

The Company had the following net revenue by geography of:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
United States	$194,210	$132,152	$43,403
Canada	16,209	15,681	20,410
Total	$210,419	$147,833	$63,813

The Company had non-current assets by geography of:

	December 31, 2021	December 31, 2020
United States	$409,150	$299,169
Canada	29,563	32,529
Total	$438,713	$331,698

20.	Capital management

The Company’s objective in managing capital is to ensure a sufficient liquidity position to safeguard the Company’s ability to continue as a going concern in order to provide returns for shareholders and benefits for other stakeholders. In order to achieve this objective, the Company prepares a capital budget to manage its capital structure. The Company defines capital as borrowings, equity comprised of issued share capital, share-based payments, accumulated deficit, as well as funds borrowed from related parties.

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital and debt. The equity issuances are outlined in Note 11 and debt issuances are outlined in Note 8.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of December 31, 2021. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants. Other than these items related to loans payable, the Company is not subject to externally imposed capital requirements.

21.	Financial instruments and risk management

Assets and liabilities measured at fair value

Financial instruments recorded at fair value are estimated by applying a fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy is summarized as follows:

Level 1- quoted prices (unadjusted) in active markets for identical assets and liabilities

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Level 2- inputs other than quoted prices that are observable for the asset or liability, either directly (prices) or indirectly (derived from prices) from observable market data

Level 3- inputs for assets and liabilities not based upon observable market data

Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities, loans payable, convertible debentures, and other current receivables and payables represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

The following table summarizes the Company’s financial instruments measured at fair value at December 31, 2021, and December 31, 2020:

	At December 31, 2021			At December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$79,642	$—	$—	$59,226	$—	$—
Purchase option derivative asset	—	—	868	—	—	—
Total Assets	$79,642	$—	$868	$59,226	$—	$—
Liabilities
Contingent consideration payable	$—	$—	$12,535	$—	$—	$37,556
Warrant liability	—	54,986	—	—	132,257	—
Total Liabilities	$—	$54,986	$12,535	$—	$132,257	$37,556

There were no transfers between the levels of fair value hierarchy during the years ended December 31, 2021 or December 31, 2020.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 1, Level 2 and Level 3 of the fair value hierarchy are presented below.

Level 1

Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities, loans payable, convertible debentures, and other current receivables and payables represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

Investments

The Company accounted for its investment in equity securities without readily determinable fair values using a valuation technique which maximizes the use of relevant observable inputs, with subsequent holding changes in fair value recognized in unrealized gain or loss on investments in the consolidated statement of loss. The Company recognized unrealized gains related to its investment in equity securities of $6,192 and $186 during the years ended December 31, 2021 and December 31, 2020, respectively.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Warrant liability

The following table summarizes the changes in the preferred share warrant liability for the years ended December 31, 2021 and December 31, 2020:

Balance at December 31, 2019	$—
Initial fair value measurement of warrant liability	22,953
Included in loss on fair value of warrants	110,518
Exercises	(1,214)
Balance at December 31, 2020	132,257
Included in loss on fair value of warrants	(58,158)
Exercises	(19,113)
Balance at December 31, 2021	$54,986

The preferred share warrant liability has been measured at fair value at issuance date using the Black Scholes simulation model which requires unobservable measures and other fair value inputs. The fair value of the warrant liability at the date of issuance was $22,953. Key inputs and assumptions used in the Black Scholes simulation valuation model used at the private placement dates are summarized below:

May 22, 2020
Common Stock Price of TerrAscend Corp.*	$1.94
Unit Issue Price	$2,000.0
Warrant Exercise Price	$3,000.0
Initial Conversion Ratio	1,000
Annual Volatility	76.8%
Annual Risk-Free Rate	0.2%
Term	3 year

*Fair value input was based on the weighted-average closing price for the Company’s common stock, based on all issuance dates for the Units described in Note 11.

The warrant liability was remeasured to fair value of $54,986 and $132,257 at December 31, 2021 and December 31, 2020, respectively, using the Black Scholes model. The fair value of warrant liability changed mainly as a result of fluctuations in the Company’s share price. Increases or decreases in the fair value of the Company’s warrant liability are reflected as a gain or loss on fair value of warrants in the Company’s consolidated statements of operations and comprehensive loss. The Company recognized a gain on fair value of warrants of $58,158 for the year ended December 31, 2021 and a loss of $110,518 for the year ended December 31, 2020.

Key inputs and assumptions used in the Black Scholes valuation were as follows:

	December 31, 2021	December 31, 2020
Common Stock Price of TerrAscend Corp.	$6.11	$9.95
Warrant Exercise Price	$3,000	$3,000
Warrant conversion ratio	1,000	1,000
Annual Volatility	65.5%	71.3%
Annual Risk-Free Rate	0.6%	0.2%
Expected Term	1.4 year	2.4 year

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Level 3

Purchase option derivative asset

The following table summarizes the changes in the purchase option derivative asset for the year ended December 31, 2021:

Balance at December 31, 2020	$—
Initial fair value measurement of purchase option derivative asset	1,122
Revaluation of purchase option derivative asset	(254)
Balance at December 31, 2021	$868

The purchase option derivative asset has been measured at fair value at the transaction date using the Monte Carlo simulation model that relies on assumptions around the Company’s EBITDA volatility and risk adjusted discount, among others. The fair value of the derivative asset at the date of transaction was $1,122. The derivative asset was remeasured to fair value at $868 at December 31, 2021. The Company recognized a loss on fair value of purchase option derivative asset of $254. Key inputs and assumptions used in the Monte Carlo simulation model are summarized below:

	August 20, 2021	December 31, 2021
Term (in years)	1.7	1.3
Risk-free rate	0.3%	0.4%
EBITDA discount rate	15.0%	15.0%
EBITDA volatility	60.0%	44.0%

Contingent Consideration Payable

The fair value of contingent consideration was determined using a probability weighted model based on the likelihood of achieving certain revenue and EBITDA scenario outcomes. A discount rate of 12.2% (December 31, 2020 – 12.3% to 12.9%; December 31, 2019- 11.8%) was utilized to determine the present value of the liabilities, resulting in a loss on revaluation of contingent consideration of $3,584, $18,709, and $46,857 for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 4 – Acquisitions for reconciliation of and discussion the changes in fair value.

The illustrative variance of the total contingent consideration at December 31, 2021 based on reasonably possible changes to one of the significant unobservable inputs, holding other inputs constant, would have the following effects:

Discount rate sensitivity	KCR
Increase 100 basis points	$1,105
Increase 50 basis points	$1,126
Decrease 50 basis points	$1,170
Decrease 100 basis points	$1,193

The contingent consideration for State Flower was calculated based on fiscal year 2021 revenue and the final earnout has been calculated as of December 31, 2021 (Note 4).

The contingent consideration for Ilera was calculated based on fiscal year 2019 and 2020 performance and the final earn out has been calculated as of December 31, 2020 (Note 4).

Risk Management

The Company’s risk exposure and the impact on the Company’s financial instruments are summarized below:

(a)Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, net and notes receivable. The Company assesses the credit risk of trade receivables by evaluating the aging of trade receivables based on the invoice date. The carrying amounts of trade

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

receivables are reduced through the use of an allowance account and the amount of the loss is recognized in the consolidated statements of operations and comprehensive loss. When a trade receivable balance is considered uncollectible, it is written off against the allowance for expected credit losses.

The Company has reviewed the items comprising the accounts receivable balance and determined that the majority of accounts are collectible. Accordingly, an allowance for doubtful accounts has been recorded. Subsequent recoveries of amounts previously written off are credited against operating expenses in the consolidated statements of operations. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company has no customers whose balance is greater than 10% of total trade receivables as of December 31, 2021.

(b)Liquidity risk

The Company is exposed to liquidity risk, or the risk that the Company will not be able to meet its financial obligations as they become due. The Company manages liquidity risk through ongoing review of its capital requirements. The Company’s objective with respect to its capital management is to ensure it has sufficient cash resources to maintain its ongoing operations.

(c)Market Risk

The significant market risk exposures to which the Company is exposed are foreign currency risk and interest rate risk.

i)	Foreign currency risk:

Foreign currency risk is the risk that a variation in exchange rates between the Canadian dollar and US dollar and other foreign currencies will affect the Company’s operations and financial results.

The Company and its subsidiaries hold cash and cash equivalents in currencies other than their functional currency. The Company does not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of the Company’s operations. A 10% increase in the value of the U.S. dollar compared to the Canadian dollar resulted in $3,191 potential loss. A 10% decrease in the value of the U.S. dollar compared to the Canadian dollar resulted in a $3,900 potential gain. The estimated fair values of the Company’s foreign currency exchange rate. Other than the cash and cash equivalents noted previously, the Company does not hold significant monetary assets or liabilities in currencies other than its functional currency.

ii)	Interest rate risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. In respect of financial assets, the Company's policy is to invest excess cash at floating rates of interest in cash equivalents, in order to maintain liquidity, while achieving a satisfactory return.

Fluctuations in interest rates impact the value of cash equivalents. The Company’s investments in guaranteed investment certificates bear a fixed rate and are cashable at any time prior to maturity date.

The company does not have significant cash equivalents at year end. The Company’s loans payable have fixed interest rates from 6% to 12.875% per annum. The mortgage payable bears interest at a fixed rate of 5.5% per annum. All other financial liabilities are non-interest-bearing instruments.

22.	Commitments and contingencies

On October 15, 2018, the Company’s wholly owned subsidiary TerrAscend Canada entered into a multi-year cultivation agreement (the “PharmHouse Agreement”) with PharmHouse Inc. (“PharmHouse”), a joint venture between RIV Capital and 2615975 Ontario Inc., the operators of a leading North American greenhouse produce company (“261”). Under the terms of the PharmHouse Agreement, it was expected that PharmHouse would grow and supply cannabis to TerrAscend Canada from its existing 1.3 million square foot greenhouse located in Leamington, Ontario. Once fully licensed, the production of flower, trim and clones from up to 20% of the dedicated flowering space planted at the greenhouse was expected to be made available to TerrAscend Canada. To date, PharmHouse has not yet delivered product in accordance with the terms of the PharmHouse Agreement.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

On September 11, 2020, the Company and TerrAscend Canada were informed that a statement of claim was issued on August 31, 2020 in the Ontario Superior Court of Justice by 261 against RIV Capital, Canopy Growth, the Company and TerrAscend Canada (the “261 Claim”). In the 261 Claim, 261 alleged the Company worked with the other defendants to bankrupt PharmHouse in order to avoid having to purchase certain products to be provided by PharmHouse under the PharmHouse Agreement. 261 sought damages from the defendants in the amount of C$500,000 and alleged certain causes of action, including bad faith, fraud, civil conspiracy, breach of the duty of honesty and good faith in contractual relations and breach of fiduciary duty.

On September 16, 2020, in connection with its bankruptcy proceedings, PharmHouse obtained an order from the Ontario Superior Court of Justice granting PharmHouse creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”). Pursuant to the CCAA order, the 261 Claim was stayed. During a CCAA hearing in November 2020, 261 objected to the stay of the 261 Claim. The judge presiding over the CCAA process agreed to allow 261 to discontinue the 261 Claim against the defendants “without prejudice” to its right to recommence the 261 Claim against all parties except PharmHouse Inc., provided that such recommenced claim can only be brought after January 1, 2021. This does not affect any of the defendants’ ability to move for a stay of the recommenced 261 Claim. On February 10, 2021, 261 served the Company and TerrAscend Canada with the recommenced 261 Claim. The recommenced 261 Claim contains the same factual allegations as the 261 Claim, the same legal claims and the same relief sought; however, it was not recommenced against PharmHouse Inc. The Company has not accrued any contingencies with respect to the recommenced 261 Claim.

On March 11, 2021, the Ontario Superior Court of Justice approved a settlement agreement (the “Settlement Agreement”) between the Company, TerrAscend Canada and PharmHouse. 261 is not a party to the Settlement Agreement. The Ontario Superior Court of Justice held in its March 11, 2021 endorsement that nothing in the Settlement Agreement releases or compromises any of the claims or causes of action asserted against the Company or TerrAscend Canada in the recommenced 261 Claim. The Settlement Agreement provides that the Company make a one-time purchase of a specific quantity of cannabis that was grown under the PharmHouse Agreement for a set price per gram, totaling C$1,166,669.93, and for a one-time cash payment of C$725,000 to PharmHouse for full and final satisfaction of any claims or obligations between the Company, TerrAscend Canada and PharmHouse. The Company paid all amounts due under the Settlement Agreement and has commercialized the purchased cannabis. The Settlement Agreement does not affect the recommenced 261 Claim issued on February 10, 2021, as the plaintiff in the recommenced 261 Claim is not a party to the Settlement Agreement and the Ontario Superior Court of Justice held that nothing in the Settlement Agreement releases or compromises any of the claims or causes of action asserted against the Company or TerrAscend Canada in the recommenced 261 Claim.

On October 20, 2018, Investments International Inc. (“Investments”) signed a lease agreement with the Company and its wholly owned subsidiaries, 2627685 Ontario Inc. and 2151924 Alberta Inc. On February 8, 2019, Investments filed a statement of claim under the Court of Alberta against the Company and its wholly owned subsidiaries, for breach of the lease agreement. The amount claimed is $2,764 plus interest from and after the termination date of an unexecuted lease.  The Company has paid initial lease deposits in addition to submitting a statement of defence. The Company does not expect the claim to have a material adverse impact on the Company and no amount has been accrued in the consolidated financial statements.

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2021, there were no pending lawsuits other than those disclosed that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

23.	Subsequent events
•	On January 5, 2022, the Company appointed Ziad Ghanem as President and Chief Operating Officer of TerrAscend.
•	In January 2022, 7,989,436 common share purchase warrants were exercised at an exercise price of $2.49 (C$3.25) for total proceeds of C$25,966.
•

On January 27, 2022, the Company made a payment of $6,954 to the sellers of its previously acquired State Flower business related to the contingent consideration liability outstanding at December 31, 2021 (Note 4).

•

On January 27, 2022, the Company made a payment of $3,300 related to the Lease Termination at its Hagerstown location which enables the Company to terminate its building lease at a later date (Note 10).

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

•	On February 3, 2022 the Company appointed Charishma Kothari as SVP Marketing, Charles Oster as SVP Sales, and Jared Anderson as SVP Finance and Strategy.
•

On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania’s Department of Health, including several of the Company’s SKUs. The Company, along with the majority of other publicly traded Grower-Processors in Pennsylvania are pursuing multiple pathways to allow patients to continue to buy these products which were previously approved by the Pennsylvania DOH. The Company has quarantined all of the impacted products in the interim as it waits for more specific guidance from the state. The Company is still assessing the potential impact on the Company’s financial statements.

•	On March 3, 2022, the Company appointed Kara DioGuardi to its Board of Directors.
•

On March 10, 2022, the Company completed the Gage acquisition. Gage shareholders received 51,349,978 Company common shares and an additional 25,811,460 of Company common shares are reserved for issuance in connection with the exercise or exchange of former Gage convertible securities that will be settled with the Company’s common shares if and when exercised or exchanged. Total consideration was valued at approximately $385,807 based on the closing price of the Company’s common shares on the Canadian Stock Exchange on March 9, 2022. The exchange ratio implied consideration of $1.50 per Gage share as of March 9, 2022.

Pursuant to the Gage Acquisition, Jason Wild and his respective affiliates received 10,467,229 of the Company’s common shares in exchange for their Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates and 7,129,517 of the Company’s warrants in exchange for their Gage warrants that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates. The value of the interests of funds controlled directly or indirectly by Mr. Wild in the transaction in respect of the common shares was $52,336, in addition to the Company warrants issued in replacement of Gage warrants, at the implied consideration of $1.50 per Gage warrant. Richard Mavrinac, a director of the Company, received 40,213 of the Company’s common shares in exchange for his Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Mavrinac and also received 6,683 of the Company’s common shares in exchange for his Gage restricted stock units that were owned, held, controlled or directed, directly or indirectly by Mr. Mavrinac. The value of Mr. Mavrinac’s interest in the transaction was $234.