Form 10-K/A
period 2021-12-31
TerrAscend Corp.
filed 2022-03-24
CIK 1778129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

`

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-56363

TERRASCEND CORP.

(Exact name of Registrant as specified in its Charter)

Ontario	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3610 Mavis Road Mississauga, Ontario	L5C 1W2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 837-7295

Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing price as reported on the Canadian Stock Exchange on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was, on an as-converted basis, $2,720,645,057.

The number of shares of Registrant’s Common Shares outstanding as of March 15, 2022 was 251,863,097.

AuditorFirmId 1930 AuditorName MNP LLP AuditorLocation Toronto, Canada

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed for the year ended December 31, 2021, solely to file Exhibit 23.1 (auditor’s consent), which was inadvertently omitted from the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2022 (the “Original Form 10-K”).

Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the information contained in, including the exhibits thereto, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes new certifications from the registrant’s principal executive officer and principal financial officer pursuant to Section 302 of the Sabarnes-Oxley Act of 2002.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of the registrant are listed in the index to the consolidated financial statements and filed under Item 8 of this Annual Report.

Financial Statement Schedules

Not Applicable

Exhibits

		Incorporated By Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Arrangement Agreement, dated October 8, 2018, by and among TerrAscend Corp., Canopy Growth Corporation, Canopy Rivers Corporation, JW Opportunities Master Fund, Ltd., JW Partners, LP and Pharmaceutical Opportunities Fund, LP.*	10-12G	000-56363	2.1	11/2/2021

2.2	Securities Purchase Agreement, dated February 10, 2019, by and among BTHHM Berkeley, LLC, PNB Noriega, LLC, V Products, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen and TerrAscend Corp. and WDB Holding CA, Inc.*	10-12G	000-56363	2.2	11/2/2021

2.3	Securities Purchase Agreement, dated February 10, 2019, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen, and TerrAscend Corp. and WDB Holding CA, Inc.*	10-12G	000-56363	2.3	11/2/2021

2.4	Securities Purchase and Exchange Agreement, dated August 1, 2019, by and among Ilera Holdings LLC, Mera I LLC, Mera II LLC, TerrAscend Corp., WDB Holding PA, Inc. and Osagie Imasogie.*	10-12G	000-56363	2.4	11/2/2021

2.5	Securities Purchase Agreement, dated February 10, 2019, by and among Gravitas Nevada Ltd, Verdant Nevada LLC, Green Achers Consulting Limited, TerrAscend Corp. and WDB Holding, NV, Inc.*	10-12G	000-56363	2.5	11/2/2021

2.6	Arrangement Agreement, dated August 31, 2021, by and between TerrAscend Corp. and Gage Growth Corp.*	10-12G	000-56363	2.6	11/2/2021

2.7	Membership Interest Purchase Agreement, dated August 31, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.*	10-12G	000-56363	2.7	11/2/2021

2.8	First Amendment to Membership Interest Purchase Agreement, dated November 9, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.*	10-12G/A	000-56363	2.8	12/22/2021

2.9	Amending Agreement, dated October 4, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.8	11/2/2021

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.4	11/2/2021

4.1	Description of Securities.	10-K	000-56363	4.1	3/17/2022

10.1	Form of Voting Support Agreement.	10-12G	000-56363	10.1	11/2/2021

10.2	Debenture Agreement, dated March 10, 2020, by and between Canopy Growth and TerrAscend Canada Inc.*	10-12G	000-56363	10.2	11/2/2021

10.3	Credit Agreement, dated December 18, 2020, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-12G	000-56363	10.3	11/2/2021

10.4	Employment Agreement, dated May 1, 2018, by and between TerrAscend Corp. and Michael Nashat.	10-12G	000-56363	10.4	11/2/2021

10.5	Employment Agreement, dated August 16, 2018, by and between TerrAscend Corp. and Adam Kozak.	10-12G	000-56363	10.5	11/2/2021

10.6	Independent Contractor Agreement, dated December 1, 2019, by and between TerrAscend Corp. and Lisa Swartzman.	10-12G	000-56363	10.6	11/2/2021

10.7	Amendment to Independent Contractor Agreement, dated June 2, 2021, by and between TerrAscend Corp. and Lisa Swartzman.	10-12G	000-56363	10.7	11/2/2021

10.8	Consulting Agreement, dated January 9, 2020, by and between TerrAscend Corp. and JA Connect LLC.	10-12G	000-56363	10.8	11/2/2021

10.9	Employment Agreement, dated December 3, 2020, by and between TerrAscend Corp. and Greg Rochlin.	10-12G	000-56363	10.9	11/2/2021

10.10	Employment Agreement, dated April 22, 2020, by and between TerrAscend Corp. and Keith Stauffer.	10-12G	000-56363	10.10	11/2/2021

10.11	Employment Agreement, dated May 1, 2020, by and between TerrAscend Corp. and Jason Ackerman.	10-12G	000-56363	10.11	11/2/2021

10.12	Separation Agreement, dated March 6, 2020, by and between TerrAscend Corp. and Michael Nashat.	10-12G	000-56363	10.12	11/2/2021

10.13	Separation Agreement and General Release, dated July 29, 2021, by and between TerrAscend Corp. and Greg Rochlin.	10-12G	000-56363	10.13	11/2/2021

10.14	Separation Agreement and General Release, dated August 17, 2021, by and between TerrAscend Corp. and Jason Ackerman.	10-12G	000-56363	10.14	11/2/2021

10.15	Employment Agreement, dated January 5, 2022, by and between TerrAscend USA, Inc. and Ziad Ghanem.	10-12G/A	000-56363	10.15	1/19/2022

10.16	Form of Indemnity Agreement.	10-12G	000-56363	10.15	11/2/2021

10.17	TerrAscend Corp. Stock Option Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.18	Form of Option Agreement.	10-12G/A	000-56363	10.15	1/19/2022

10.19	TerrAscend Corp. Share Unit Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.20	Form of Share Unit Agreement.	10-12G/A	000-56363	10.15	1/19/2022

10.21	Credit Agreement, dated November 22, 2021, by and among Gage Growth Corp. and its subsidiaries, as Borrowers, and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent.	10-K	000-56363	10.21	3/17/2022

21.1	List of Subsidiaries of TerrAscend Corp.	10-12G/A	000-56363	21.1	12/22/2021

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Executive Chairman required by Rule 13a-14(a) or 15d-14(a).	10-K	000-56363	31.1	3/17/2022

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).	10-K	000-56363	31.2	3/17/2022

31.3	Certification of Executive Chairman required by Rule 13a-14(a) or 15d-14(a).					X

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification of Executive Chairman pursuant to Section 1350.	10-K	000-56363	32.1	3/17/2022

32.2	Certification of Chief Financial Officer pursuant to Section 1350.	10-K	000-56363	32.2	3/17/2022

* Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) is the type of information of the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRASCEND CORP. (Registrant)

Date: March 24, 2022	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer