Form 10-Q
period 2022-03-31
TerrAscend Corp.
filed 2022-05-12
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 021-340690

TerrAscend Corp.

(Exact Name of Registrant as Specified in its Charter)

Ontario	N/A
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3610 Mavis Road Mississauga, Ontario	L5C 1W2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 837-7295

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 11, 2022, the registrant had 251,991,026 shares of common stock, $0.01 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that TerrAscend Corp. (“TerrAscend” or the “Company”) believes are, or may be considered to be, “forward-looking statements.” All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of the Company’s industry or the Company’s prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;

•	the Company’s expectations regarding revenues, expenses and anticipated cash needs;

•	the competitive conditions of the industry;

•

federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the US relating to cannabis operations in the US;

the legalization of the use of cannabis for medical and/or recreational use in the US and the related timing and impact thereof;

•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;

•	the competitive advantages and business strategies of the Company;

•	the Company’s ability to source and operate facilities in the US;

•

the Company’s ability to integrate and operate the assets acquired from Arise Bioscience Inc. (“Arise”), the Apothecarium Dispensaries (“The Apothecarium”), Valhalla Confections (“Valhalla”), Ilera Healthcare (“Ilera”), State Flower or ABI SF LLC (“State Flower”), HMS Health, LLC, KCR Holdings LLC, and Gage;

•	any benefits expected from the Gage Acquisition; and

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

With respect to the forward-looking statements contained in this Quarterly Report on Form 10-Q, the Company has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which the Company operates; (iii) the output from the Company’s operations; (iv) consumer interest in the Company’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of the Company’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) the Company’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) the Company’s ability to conduct operations in a safe, efficient and effective manner; and (xi) the Company’s construction plans and timeframe for completion of such plans.

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States relating to cannabis operations in the United States; and those discussed under Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	At	At
	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$88,407	$79,642
Accounts receivable, net	23,097	14,920
Investments	4,121	-
Inventory	64,058	42,323
Prepaid Expenses and other current assets	7,452	6,336
	187,135	143,221
Non-Current Assets
Property and equipment, net	211,717	140,762
Deposits	7,798	-
Operating lease right of use assets	30,801	29,561
Intangible assets, net	354,452	168,984
Goodwill	235,681	90,326
Indemnification asset	3,994	3,969
Other non-current assets	4,823	5,111
	849,266	438,713
Total Assets	$1,036,401	$581,934

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$49,214	$30,340
Deferred revenue	2,029	1,071
Loans payable, current	60,108	8,837
Contingent consideration payable, current	3,114	9,982
Lease liability, current	1,688	1,193
Corporate income tax payable	28,808	18,939
Other current liabilities	3,305	-
	148,266	70,362
Non-Current Liabilities
Loans payable, non-current	184,558	176,306
Contingent consideration payable, non-current	2,586	2,553
Lease liability, non-current	32,450	30,754
Warrant liability	55,021	54,986
Deferred income tax liability	72,740	14,269
Financing obligations	12,142	-
Other long term liabilities	3,399	3,750
	362,896	282,618
Total Liabilities	511,162	352,980
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 13,358 and 13,708 shares outstanding as of March 31, 2022 and December 31, 2021 respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 610 and 610 shares outstanding as of March 31, 2022 and December 31, 2021 respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and 36 shares outstanding as of March 31, 2022 and December 31, 2021 respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2022 and December 31, 2021 respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2022 and December 31, 2021 respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 52,395,071 and 38,890,571 shares outstanding as of March 31, 2022 and December 31, 2021 respectively	—	—
Common stock, no par value, unlimited shares authorized; 251,971,226 and 190,930,800 shares outstanding as of March 31, 2022 and December 31, 2021 respectively	—	—
Additional paid in capital	850,386	535,418
Accumulated other comprehensive income (loss)	(783)	2,823
Accumulated deficit	(329,855)	(314,654)
Non-controlling interest	5,491	5,367
Total Shareholders' Equity	525,239	228,954
Total Liabilities and Shareholders' Equity	$1,036,401	$581,934

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$50,445	$56,496
Excise and cultivation tax	(786)	(3,142)
Revenue, net	49,659	53,354

Cost of Sales	34,519	18,412

Gross profit	15,140	34,942

Operating expenses:
General and administrative	22,552	20,392
Amortization and depreciation	2,618	1,873
Total operating expenses	25,170	22,265

(Loss) income from operations	(10,030)	12,677
Other expense (income)
Revaluation of contingent consideration	119	2,997
(Gain) loss on fair value of warrants and purchase option derivative asset	(5,713)	5,410
Finance and other expenses	6,856	6,390
Transaction and restructuring costs	615	—
Unrealized and realized foreign exchange loss	356	2,783
Unrealized and realized loss (gain) on investments	-	(228)
Loss before provision from income taxes	(12,263)	(4,675)
Provision for income taxes	3,743	9,436
Net loss	$(16,006)	$(14,111)

Foreign currency translation	3,607	(2,189)
Comprehensive loss	$(19,613)	$(11,922)

Net loss attributable to:
Common and proportionate Shareholders of the Company	$(16,357)	$(14,174)
Non-controlling interests	351	$63

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(19,964)	$(11,985)
Non-controlling interests	351	$63

Net loss per share, basic and diluted
Net income (loss) per share - basic	$(0.08)	$(0.08)
Weighted average number of outstanding common and proportionate voting shares	211,126,932	171,371,637
Net income (loss) per share - diluted	$(0.08)	$(0.08)
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	211,126,932	171,371,637

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2021	190,930,800	38,890,571	13,708	610	36	—	244,175,394	$535,418	$2,823	(314,654)	5,367	$228,954
Shares issued - stock option, warrant and RSU exercises	9,300,629	—	—	—	—	—	9,300,629	24,702	—	—	—	24,702
Shares, options and warrants issued- acquisitions	51,349,978	13,504,500	—	—	—	—	64,854,478	288,044	—	—	—	288,044
Shares issued- liability settlement	4,000	—	—	—	—	—	4,000	22	—	—	—	22
Shares issued- conversion	385,819	—	(350)	—	(36)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	3,356	—	—	—	3,356
Options expired/forfeited	—	—	—	—	—	—	—	(1,156)	—	1,156	—	—
Capital Contribution	—	—	—	—	—	—	—	—	—	—	(227)	(227)
Net income for the period	—	—	—	—	—	—	—	—	—	(16,357)	351	(16,006)
Foreign currency translation	—	—	—	—	—	—	—	—	(3,606)	—	—	(3,606)
Balance at March 31, 2022	251,971,226	52,395,071	13,358	610	—	—	318,334,501	$850,386	$(783)	$(329,855)	$5,491	$525,239

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2020	79,526,785	38,890,571	76,307	14,258	710	—	—	209,692,379	$305,138	$(3,662)	(318,594)	3,802	$(13,316)
Shares issued - stock option, warrant and RSU exercises	1,970,936	—		—	—	87	1,315	3,372,936	25,298	—	—	—	25,298
Private placement net of share issuance costs	18,115,656	—		—	—	—	—	18,115,656	173,477	—	—	—	173,477
Shares issued- conversion	78,058,768	—	(76,307)	(250)	(100)	(87)	(1,315)	—	560	—	—	—	560
Share-based compensation expense	—	—		—	—	—	—	—	3,567	—	—	—	3,567
Options expired/forfeited	—	—		—	—	—	—	—	(53)	—	53	—	—
Conversion of convertible debt	1,284,221	—		—	—	—	—	1,284,221	5,656	—	—	—	5,656
Capital Contribution	—	—		—	—	—	—	—	—	—	—	(160)	(160)
Net loss for the period	—	—		—	—	—	—	—	—	—	(14,174)	63	(14,111)
Foreign currency translation	—	—		—	—	—	—	—	—	2,189	—	—	2,189
Balance at March 31, 2021	178,956,366	38,890,571	—	14,008	610	—	—	232,465,192	$513,643	$(1,473)	$(332,715)	$3,705	$183,160

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities
Net loss	$(16,006)	$(14,111)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash write downs of inventory	1,073	584
Accretion expense	(1,169)	(1,937)
Depreciation of property and equipment and amortization of intangible assets	5,085	3,521
Amortization of operating right-of-use assets	487	343
Share-based compensation	3,356	3,567
Deferred income tax (recovery) expense	(1,134)	224
(Gain) loss on fair value of warrants and purchase option derivative	(5,713)	5,410
Revaluation of contingent consideration	119	2,997
Release of indemnification asset	(25)	1,197
Forgiveness of loan principal and interest	-	(766)
Unrealized and realized foreign exchange loss	356	2,783
Unrealized and realized loss (gain) on investments	-	(228)
Changes in operating assets and liabilities
Receivables	(1,399)	511
Inventory	3,706	(4,161)
Prepaid expense and deposits	682	294
Deposits	(593)	-
Other assets	571	(189)
Accounts payable and accrued liabilities and other payables	(12,475)	1,439
Operating lease liability	(271)	(81)
Other liability	(437)	-
Contingent consideration payable	(324)	-
Corporate income tax payable	4,869	4,713
Deferred revenue	395	102
Net cash (used in) provided by operating activities	(18,847)	6,212
Investing activities
Investment in property and equipment	(4,193)	(8,311)
Investment in intangible assets	(106)	(40)
Principal payments received on lease receivable	156	193
Distributions of earnings from associates	-	99
Deposits for property and equipment	(6,058)	(4,826)
Deposits for business acquisition	(602)	-
Cash received on acquisition of Gage	24,716	-
Net cash provided by (used in) investing activities	13,913	(12,885)
Financing activities
Proceeds from options and warrants exercised	23,925	9,170
Proceeds from loans payable	-	766
Capital contributions paid to non-controlling interests	(227)	(161)
Payments of contingent consideration	(6,630)	-
Proceeds from private placement, net of share issuance costs	-	173,477
Net cash provided by financing activities	17,068	183,252
Net (decrease) increase in cash and cash equivalents during the period	12,134	176,579
Net effects of foreign exchange	(3,369)	(1,568)
Cash and cash equivalents, beginning of period	79,642	59,226
Cash and cash equivalents, end of period	$88,407	$234,237

Supplemental disclosure with respect to cash flows
Income taxes paid	$8	$4,499
Interest paid	$8,271	$9,140
Lease termination fee paid	$3,300	-
Non-cash transactions
Equity and warrant liability issued as consideration for acquisition	$294,800	-
Shares issued for liability settlement	$22	-
Accrued capital purchases	$56	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

1. Nature of operations

TerrAscend Corp. (“TerrAscend” or the “Company”) was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services in the United States ("US") and Canada cannabinoid markets and participates in the medical and legal adult use market in several US states where cannabis has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including Gage Growth Corp. ("Gage"), a cultivator and processor in Michigan, The Apothecarium (“Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a medical cannabis cultivator and processor based in Maryland; Valhalla Confections, a manufacturer of cannabis-infused edibles; State Flower a California-based cannabis producer operating a licensed cultivation facility in San Francisco; and Arise Bioscience Inc., a manufacturer and distributor of hemp-derived products. TerrAscend holds a permit to operate as an alternative treatment center in New Jersey, which allows for the cultivation and processing of cannabis with the ability to operate up to three alternative treatment centers.

The Company was listed on the Canadian Stock Exchange effective May 3, 2017, having the ticker symbol TER and effective October 22, 2018, the Company began trading on OTCQX under the ticker symbol TRSSF. The Company’s registered office is located at PO Box 43125, Mississauga, Ontario, L5C 1W2.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the year ended December 31, 2022, or any other interim or future periods.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2021 contained in the Company's 2021 Form 10-K. There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting policies of the Company’s audited consolidated financial statements for the year ended December 31, 2021 in the Company's 2021 Form 10-K.

3.
Accounts receivable, net

	March 31, 2022	December 31, 2021
Trade receivables	$22,924	$14,684
Sales tax receivable	834	358
Other receivables	602	370
Provision for sales returns	(69)	(157)
Expected credit losses	(1,194)	(335)
Total receivables, net	$23,097	$14,920

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Sales tax receivable represents input tax credits arising from sales tax levied on the supply of goods purchased or services received in Canada. Other receivables at March 31, 2022 and December 31, 2021 mainly include amounts due from the sellers of the Apothecarium.

	March 31, 2022	December 31, 2021
Trade receivables	$22,924	$14,684
Less: provision for sales returns and expected credit losses	(1,263)	(492)
Total trade receivables, net	$21,661	$14,192

Of which
Current	15,192	13,282
31-90 days	1,111	569
Over 90 days	6,621	833
Less: provision for sales returns and expected credit losses	(1,263)	(492)
Total trade receivables, net	$21,661	14,192

The following is a roll-forward of the provision for sales returns and allowances related to trade accounts receivable:

	March 31, 2022	December 31, 2021
Beginning of period	$492	1,782
Provision for sales returns	—	1,125
Expected credit losses	859	357
Write-offs charged against provision	(88)	(2,772)
Total provision for sales returns and allowances	$1,263	492

4.
Acquisitions

Gage

On March 10, 2022, in order to expand its footprint in key markets, the Company acquired all of the issued and outstanding subordinate voting shares (or equivalent) of Gage, a cultivator and processor with operations in the Michigan market. Pursuant to the terms of the arrangement agreement, for each Gage subordinate voting share and other equity instruments, including outstanding stock options and warrants, each holder received a 0.3001 equivalent replacement award of the Company's respective security at the time of closing based on the closing price of the Common Shares on the Canadian Stock Exchange ("CSE") on March 10, 2022. On the acquisition date there was consideration in the form of 51,349,978 Common Shares valued at $207,871, 13,504,500 exchangeable units valued at $66,591, 5,221,542 replacement stock options with a fair value of $13,147, and 282,023 replacement warrants with a fair value of $435. Each of the directors, officers and 10% shareholders of Gage entered into voting support and lock-up agreements in which the shares issued to these individuals are subject to various vesting periods. As such, a restriction discount of $45,336 has been placed over the shares subject to lock-up. The fair value of the replacement options and warrants was calculated using the Black Scholes Option Pricing Model combined with the percentage of the vesting period that was completed prior to the acquisition. Additionally, total consideration included warrant liabilities convertible into equity with a fair value of $6,756.

The following table presents the fair value of assets acquired and liabilities assumed as of March 10, 2022 acquisition date and allocation of the consideration to net assets acquired:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

$
Cash and cash equivalents	24,716
Accounts receivable	6,620
Inventory	26,475
Prepaid expenses and other current assets	1,855
Property and equipment	69,465
Operating right of use asset	1,709
Deposits	1,147
Intangible assets	187,953
Goodwill	145,355
Investments	4,121
Accounts payable and accrued liabilities	(28,619)
Corporate income taxes payable	(5,000)
Lease liability	(1,960)
Deferred revenue	(562)
Loans payable	(60,105)
Deferred tax liability	(59,612)
Financing obligations	(12,184)
Other liabilities	(6,574)
Net assets acquired	294,800

Common shares of TerrAscend	274,462
Fair value of other equity instruments	13,582
Fair value of warrants classified as liabilities	6,756
Total consideration	294,800

The acquired intangible assets include cultivation and processing licenses, as well as retail licenses, which are treated as definite-lived intangible assets which are amortized over a 15 year period. The fair value of the cultivation and processing and the retail licenses are $77,198 and $53,321, respectively. In addition, the intangible assets include brand intangibles which are treated as indefinite lived intangible assets. The fair value of the brand intangibles is $57,435.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at March 31, 2022. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, deferred revenue, property and equipment, operating right of use assets, lease liabilities, investments, corporate income taxes payable, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $3,353, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $713 was recorded during the three months ended March 31, 2022, and was included in transaction and restructuring costs in the consolidated statement of operations and comprehensive income.

On a standalone basis, had the Company acquired the business on January 1, 2022, sales estimates would have been $23,950 for the three months ended March 31, 2022 and net loss estimates would have been $17,116. Actual sales and net loss for the three months ended March 31, 2022 since the date of acquisition are $11,434 and $7,905, respectively.

Contingent consideration

Contingent consideration recorded relates to the Company’s business acquisitions. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the terms of the agreement.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	KCR	Total
Carrying amount, December 31, 2021	$8,360	$3,028	$1,147	$12,535
Payments of contingent consideration	(6,954)	—	—	(6,954)
Revaluation of contingent consideration	86	—	33	119
Carrying amount, March 31, 2022	$1,492	$3,028	$1,180	$5,700
Less: current portion	(86)	(3,028)		(3,114)
Non-current contingent consideration	$1,406	$-	$1,180	$2,586

On January 27, 2022, the Company made a payment of $6,954 to the sellers of its previously acquired State Flower business. The remaining amount will be paid to the sellers of State Flower upon the Company's acquisition of the remaining 50.1% of State Flower, which is subject to regulatory approval.

Refer to Note 20 for discussion of valuation methods used when determining the fair value of the contingent consideration liability at March 31, 2022, and the changes in fair value during the three months ended March 31, 2022.

5.
Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	March 31, 2022	December 31, 2021
Raw materials	$4,340	$3,185
Finished goods	17,720	8,721
Work in process	38,725	26,852
Accessories, supplies and consumables	3,273	3,565
	$64,058	$42,323

On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $854 of inventory.

In addition, management wrote down its inventory by $219 and $584 for the three months ended March 31, 2022 and 2021, respectively, related to inventory that it deemed unsaleable.

6.
Property and equipment

Property and equipment consisted of:

	March 31, 2022	December 31, 2021
Land	$4,135	$4,183
Assets in process	29,463	6,858
Buildings & improvements	158,251	118,014
Machinery & equipment	29,025	23,424
Office furniture & equipment	8,179	3,232
Assets under finance leases	418	239
Total cost	229,471	155,950
Less: accumulated depreciation	(17,754)	(15,188)
Property and equipment, net	$211,717	$140,762

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

During the three months ended March 31, 2022 and the twelve months ended December 31, 2021, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $2,486 for the three months ended March 31, 2022 ($1,736 included in cost of sales) and $1,966 for the three months ended March 31, 2021 ($1,098 included in cost of sales).

7.
Intangible assets and goodwill

Intangible assets consisted of the following:

At March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,758	$(1,624)	$1,134
Licenses	283,819	(13,735)	270,084
Brand intangibles	1,144	(350)	794
Non-compete agreements	280	(48)	232
Total finite lived intangible assets	288,001	(15,757)	272,244
Indefinite lived intangible assets
Brand intangibles	82,208	-	82,208
Total indefinite lived intangible assets	82,208	-	82,208
Intangible assets, net	$370,209	$(15,757)	$354,452

At December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,626	$(1,353)	$1,273
Licenses	153,300	(11,311)	141,989
Brand intangibles	1,144	(254)	890
Non-compete agreements	280	(221)	59
Total finite lived intangible assets	157,350	(13,139)	144,211
Indefinite lived intangible assets
Brand intangibles	24,773	-	24,773
Total indefinite lived intangible assets	24,773	-	24,773
Intangible assets, net	$182,123	$(13,139)	$168,984

Amortization expense was $2,599 for the three months ended March 31, 2022 ($731 included in cost of sales) and $1,492 for the three months ended March 31, 2021 ($487 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2022	$13,972
2023	$15,586
2024	$15,149
2025	$14,718
2026	$14,684

The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2021	$90,326
Acquisitions (see Note 4)	145,355
Balance at March 31, 2022	$235,681

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

8.
Loans payable

	Canopy Growth (formerly RIV Capital) Loan	Canopy Growth- Canada Inc Loan	Other Loans	Canopy Growth- Arise Loan	Ilera Term Loan	KCR Loan	Gage loans	Total
Balance at December 31, 2021	$8,680	$42,165	$7,915	$8,900	$115,233	$2,250	$-	$185,143
Addition on acquisition	—	—	—	—	—	—	60,105	60,105
Interest accretion	328	1,362	235	343	4,210	56	568	7,102
Principal and interest paid	(624)	(3,837)	—	—	(3,810)	—	—	(8,271)
Effects of movements in foreign exchange	119	540	(72)	—	—	—	—	587
Ending carrying amount at March 31, 2022	$8,503	$40,230	$8,078	$9,243	$115,633	$2,306	$60,673	$244,666
Less: current portion	(160)	(227)	(2,847)	-	(42)	(2,306)	(54,526)	(60,108)
Non-current loans payable	$8,343	$40,003	$5,231	$9,243	$115,591	$-	$6,147	$184,558

Total interest paid on all loan payables was $8,271 and $9,140 for the three months ended March 31, 2022 and 2021, respectively.

Gage loan

The Gage Acquisition (refer to Note 4) included a senior secured term loan with an acquisition date fair value of $53.4 million. The Credit Agreement bears interest at a rate equal to the greater of the Prime Rate plus 7% or 10.25%. The term loan is payable monthly and matures on November 30, 2022. The term loan is secured by a first lien on all Gage assets.

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2.7 million, and a Promissory Note with an acquisition date fair value of $4.0 million. The loan payable to the former owner bears interest at a rate of 0.2%. The Promissory Note bears interest at a fixed rate of 6%.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

March 31, 2022
2022	$59,490
2023	5,802
2024	130,598
2025	—
2026	—
Thereafter	84,442
Total principal payments	$280,332

9.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 28 years. The Company had two finance leases at March 31, 2022 and December 31, 2021, respectively.

Amounts recognized in the consolidated balance sheet were as follows:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$30,801	$29,561

Operating lease liability classified as current	1,657	1,171
Operating lease liability classified as non-current	32,117	30,573
Total operating lease liabilities	$33,774	$31,744

Finance leases:
Property and equipment, net	$418	$168

Lease obligations under finance leases classified as current	31	22
Lease obligations under finance leases classified as non-current	333	181
Total finance lease obligations	$364	$203

The Company recognized operating lease expense of $1,182 and $878 for the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, the Company recognized operating right-of-use assets and operating lease liabilities of $1,689 and $1,819 as a result of its acquisitions (refer to Note 4).

On January 27, 2022, the Company made a payment of $3,300 related to the Lease Termination at its Hagerstown location which enables the Company to terminate its building lease at a later date. The lease termination fee was expensed during the year ended December 31, 2021.

Other information related to operating leases at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	13.4	14.2
Finance leases	5.3	5.5

Weighted-average discount rate
Operating leases	10.71%	10.72%

Supplemental cash flow information related to leases were as follows:

	March 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$1,182	$3,987
Right-of-use assets obtained in exchange for lease obligations	$2,190	$9,773
Cash paid for amounts included in measurement of finance lease liabilities	$17	$40

Undiscounted lease obligations are as follows:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Operating	Finance	Total
2022	$3,691	$126	$3,817
2023	4,973	127	5,100
2024	4,965	44	5,009
2025	4,952	45	4,997
2026	4,673	46	4,719
Thereafter	44,092	53	44,145
Total lease payments	67,346	441	67,787
Less: interest	(33,572)	(77)	(33,649)
Total lease liabilities	$33,774	$364	$34,138

Under the terms of these operating sublease agreements, future rental income from such third-party leases is expected to be as follows:

2022	$410
2023	555
2024	563
2025	581
2026	399
Thereafter	297
Total rental payments	$2,805

A sale-leaseback transaction occurs when an entity sells an asset it owns and then immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes the lessor. Under ASC 842, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred. The Company's subsidiary Gage entered into leaseback transactions on five properties of owned real estate. The Company has determined that these transactions do not qualify as a sale because control was not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease and continues to depreciate the asset. The Gage acquisition (refer to Note 4) included financing obligations in which the fair value of $12,184. Of this amount, $580 is included in other current liabilities and $11,604 is included in financing obligations in the consolidated balance sheets.

10.
Shareholders’ equity

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	30,995,473	8,855,066	$4.20	5.66
Exercised	(7,989,436)
Replacement warrants granted on acquisition of Gage	282,023
Outstanding, March 31, 2022	23,288,060	1,110,168	$4.75	7.31

Pursuant to the terms of the Gage Acquisition, each holder of a Gage warrant received a 0.3001 equivalent replacement warrant. Each warrant is exercisable into common share purchase warrants. The warrants range in exercise price from $3.83 to $7.00 and expire at various dates from October 6, 2022 to July 2, 2025. Refer to Note 4 for the determination of fair value of warrants acquired.

The following is a summary of the outstanding warrants for Proportionate Voting Shares at March 31, 2022. These warrants are exercisable for 0.001 of a Proportionate Voting Share. The Proportionate Voting Shares are exchangeable into Common Shares on a basis of 1,000 Common Shares per Proportionate Voting Share.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Proportionate Share Warrants Outstanding	Number of Proportionate Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	8,590,908	8,590,908	$5.69	0.64
Exercised	—
Outstanding, March 31, 2022	8,590,908	8,590,908	$5.77	0.40

The following is a summary of the outstanding Preferred Share warrants at March 31, 2022. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	16,056	16,056	$3,000	1.39
Exercised	(250)
Outstanding, March 31, 2022	15,806	15,806	$3,000	1.15

11.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Stock options	$2,590	$3,450
Restricted share units	766	117
Total share-based payments	$3,356	$3,567

The Board of Director's fees are expected to be settled in restricted share units during the year ended December 31, 2022.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2022:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value	Weighted average fair value of nonvested options (per share) $
Outstanding, December 31, 2021	12,854,519	4.84	$4.85	$27,557	$4.22
Granted	470,021		5.55
Replacement options granted on acquisition of Gage	4,940,364		2.99
Exercised	(68,215)		4.68
Forfeited (1)	(206,218)		7.11
Expired	(141,733)		8.70
Outstanding, March 31, 2022	17,848,738	4.16	$4.37	36,952	4.43

Exercisable, March 31, 2022	11,928,817	3.21	$3.22	32,642	N/A

Nonvested, March 31, 2022	5,919,921	6.09	$6.68	4,309	N/A

(1)
For stock options forfeited, represents one share for each stock option forfeited.

The Gage acquisition included consideration in the form of 4,940,364 replacement options that had been issued before the acquisition date to employees of Gage. The post-combination options vest over a 1-3 year period. The fair value of the replacement options were estimated using the Black-Scholes option pricing model with the following assumptions:

March 10, 2022
Volatility	55.0%-80.0%
Risk-free interest rate	1.22%-1.94%
Expected life (years)	2.00-5.00
Dividend yield	0%

The fair value of the various stock options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2022	December 31, 2021
Volatility	77.92%	79.05% - 81.51%
Risk-free interest rate	2.30%	0.90% - 1.72%
Expected life (years)	9.62-9.96	4.57 - 10.05
Dividend yield	0%	0%
Forfeiture rate	23.73%	23.21% - 27.73%

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on March 31, 2022 and December 31, 2021, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2022 and December 31, 2021, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Company’s Common Stock on the exercise date and the price paid by the option holder to the exercise the option) related to stock options exercised during the three months ended March 31, 2022 and 2021, was $61 and $3,077 respectively. The total estimated fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $2,511 and $2,994, respectively.

Volatility was estimated by using the historical volatility of the Company's stock price. The expected life in years represents the period of time that the options issued are expected to be outstanding. The risk-free rate is based on US treasury bond issues with a remaining

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

term approximately equal to the expected life of the options. Dividend yield is zero since the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

As of March 31, 2022, there was $21,796 of total unrecognized compensation cost related to unvested options.

Restricted Share Units

The following table summarizes the activities for the unvested RSUs for the three months ended March 31, 2022:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2021	192,171	13,294	N/A
Vested	(42,526)
Outstanding, March 31, 2022	149,645	13,050	N/A

As of March 31, 2022, there was $1,462 of total unrecognized compensation cost related to unvested RSUs.

12.
Non-controlling interest

Non-controlling interest consists mainly of the Company’s ownership minority interest in its New Jersey operations and IHC Real Estate operations and consists of the following amounts:

	March 31, 2022	December 31, 2021
Opening carrying amount	$5,367	$3,802
Capital distributions	(227)	(53)
Investment in NJ partnership	—	(1,406)
Net income attributable to non-controlling interest	351	3,024
Ending carrying amount	$5,491	$5,367

13.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At March 31, 2022 amounts due to/from related parties consisted of:

•
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 8), which makes up $3,550 of the total loan principal balance at March 31, 2022 and December 31, 2021, respectively.
•
Shareholders’ Equity: During the three months ended March 31, 2022, the Company had the following transactions related to shareholders’ equity:
•
Pursuant to the Gage Acquisition, Jason Wild and his respective affiliates received 10,467,229 of the Company's Common Shares in exchange for their Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates and 7,129,517 of the Company's warrants in exchange for their Gage warrants that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates. The value of the interests of funds controlled directly or indirectly by Mr. Wild in the transaction in respect of the common shares was $52,335, in addition to the Company warrants issued in replacement of Gage warrants, at the implied consideration of $1.50 per Gage warrant. Richard Mavrinac, a director of the Company, received 40,213 Common Shares in exchange for his Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Mavrinac and also received 6,683 Common Shares in exchange for his Gage restricted stock units that were owned, held, controlled or directed, directly or indirectly by Mr. Mavrinac. The value of Mr. Mavrinac's interest in the transaction was $234.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

14.
Income taxes

The effective tax rate was -31% and -202% for the three months ended March 31, 2022 and 2021, respectively.

15.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Office and general	$3,566	$3,855
Professional fees	2,928	2,679
Lease expense	1,250	1,000
Facility and maintenance	637	718
Salaries and wages	9,288	7,651
Share-based compensation	3,356	3,567
Sales and marketing	1,527	922
Total	$22,552	$20,392

16.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Wholesale	$23,941	$38,384
Retail	25,718	14,970
Total	$49,659	$53,354

For the three months ended March 31, 2022 and 2021, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania (refer to note 5), the Company recorded sales returns of $1,040 during the three months ended March 31, 2022.

17.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Interest accretion	$7,102	$6,282
Forgiveness of principal and interest on loans	—	(766)
Other (expense) income	(246)	874
Total	$6,856	$6,390

18.
Segment information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Geography

The Company operates with subsidiaries located in Canada and the US.

The Company had the following net revenue by geography of:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
United States	$48,593	$49,684
Canada	1,066	3,670
Total	$49,659	$53,354

The Company had non-current assets by geography of:

	March 31, 2022	December 31, 2021
United States	$819,696	$409,150
Canada	29,570	29,563
Total	$849,266	$438,713

19.
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

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital through borrowings. The equity issuances are outlined in Note 11 and debt issuances are outlined in Note 8.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of March 31, 2022. Other than these items related to loans payable as of March 31, 2022 and December 31, 2021, the Company is not subject to externally imposed capital requirements.

Effective March 31, 2022, the Ilera term loan (refer to Note 8) was amended to provide the Company with greater flexibility, and the optional prepayment date was amended to 30 months (from 18 months) from the closing date, subject to a premium payment due.

20.
Financial instruments and risk management

Assets and liabilities measured at fair value

Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities, loans payable, convertible debentures, and other current receivables and payables represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At March 31, 2022				At December 31, 2021
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$88,407	$-	—	$-	$79,642	$-	—	$-
Purchase option derivative asset	—	—		550	—	—		868
Total Assets	$88,407	$-		$550	$79,642	$-		$868
Liabilities
Contingent consideration payable	—	$-		$5,700	$-	$-		$12,535
Warrant liability	—	55,021		—	—	54,986		—
Total Liabilities	$-	$55,021		$5,700	$-	$54,986		$12,535

There were no transfers between the levels of fair value hierarchy during the three months ended March 31, 2022.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within levels of the fair value hierarchy are presented below:

Level 1

Cash and cash equivalents, net accounts receivable, accounts payable and accrued liabilities, loans payable, convertible debentures, and other current receivables and payables represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

Warrant liability

The following table summarizes the changes in the warrant liability for the three months ended March 31, 2022:

Balance at December 31, 2021	$54,986
Addition on acquisition	6,756
Included in gain on fair value of warrants	(6,031)
Exercises	(690)
Balance at March 31, 2022	$55,021

The warrant liability has been measured at fair value at March 31, 2022. Key inputs and assumptions used in the Black Scholes valuation were as follows:

	March 31, 2022	December 31, 2021
Common Stock Price of TerrAscend Corp.	$5.70	$6.11
Warrant exercise price	$3,000	$3,000
Warrant conversion ratio	$1,000	$1,000
Annual volatility	60.9%	65.5%
Annual risk-free rate	2.2%	0.6%
Expected term (in years)	1.2	1.4

Level 3

Purchase option derivative asset

The following table summarizes the changes in the purchase option derivative asset:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Balance at December 31, 2021	$868
Revaluation of purchase option derivative asset	(318)
Balance at March 31, 2022	$550

The purchase option derivative asset has been measured at fair value at the transaction date using the Monte Carlo simulation model that relies on assumptions around the Company's EBITDA volatility and risk adjusted discount, among others. Key inputs and assumptions used in the Monte Carlo simulation model are summarized below:

	March 31, 2022	December 31, 2021
Term (in years)	1.2	1.3
Risk-free rate	1.4%	0.4%
EBITDA discount rate	15.0%	15.0%
EBITDA volatility	43.0%	44.0%

Contingent Consideration Payable

The fair value of contingent consideration at March 31, 2022 and December 31, 2021 was determined using a probability weighted model based on the likelihood of achieving certain revenue and EBITDA scenario outcomes. A discount rate of 12.2% (March 31, 2021 – 12.8%) was utilized to determine the present value of the liabilities, resulting in a loss on revaluation of contingent consideration of $119 for the three months ended March 31, 2022 (March 31, 2021 - $2,997).

The illustrative variance of the total contingent consideration at March 31, 2022 based on reasonably possible changes to one of the significant unobservable inputs, holding other inputs constant, would have the following effects:

Discount rate sensitivity	KCR
Increase 100 basis points	$1,139
Increase 50 basis points	$1,160
Decrease 50 basis points	$1,203
Decrease 100 basis points	$1,225

21.
Commitments and contingencies

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company's consolidated balance sheets or results of operations. However, an unforeseen unfavorable development. At March 31, 2022, there were no pending lawsuits other than those disclosed that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

22.
Subsequent events

i)
On April 8, 2022, the Company entered into a definitive agreement to acquire Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary in Maryland from Moose Curve Holdings, LLC. Under the terms of the agreement, the Company will acquire 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to acquiring the real estate for $1,700. The transaction is subject to customary closing conditions and regulatory approvals. The Company intends to rebrand the 8,000 square foot dispensary as The Apothecarium.
ii)
On April 8, 2022, the Company opened a Cookies dispensary in Ann Arbor, Michigan. The cannabis provisioning center will be operated by Gage in exclusive partnership with Cookies.
iii)
On April 14, 2022, the Company entered into a definitive agreement to acquire KISA Enterprises MI, LLC and KISA Holdings, LLC ("Pinnacle"), a dispensary operator in Michigan, and related real estate, for total consideration of $28,500. The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci. The Company intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.
iv)
On April 20, 2022, the Company announced that it received an amended cannabis business cultivation and manufacturing license from the New Jersey Cannabis Regulatory Commission ("NJCR"). The Company is now permitted to grow, produce, and sell adult-use cannabis products in New Jersey and commenced sales on April 21, 2022 at the Company's Apothecarium Maplewood and Apothecarium Phillipsburg locations.
v)
On May 1, 2022, the Company received a full and final release from the 261 Claim.
vi)
Effective May 11, 2022, the Company appointed Lynn Gefen as Chief Legal Officer and Corporate Secretary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 17, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in our Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in our Quarterly Report on Form 10-Q and in the following discussion and analysis.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of TerrAscend is for the three months ended March 31, 2022 and 2021 and the accompanying notes for each respective period.

Business Overview

TerrAscend is a leading North American cannabis operator with vertically integrated operations in Pennsylvania, New Jersey, and California, licensed cultivation and processing operations in Michigan and Maryland, and licensed processing operations in Canada. TerrAscend operates a chain of Apothecarium dispensary retail locations, as well as scaled cultivation, processing, and manufacturing facilities on both the east and west coasts of the United States. TerrAscend’s cultivation and manufacturing practices yield consistent, high-quality cannabis, providing industry-leading product selection to both the medical and legal adult-use market. Notwithstanding various states in the US which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under US federal law for any purpose, by way of the CSA

TerrAscend operates under one operating segment being the cultivation, production and sale of cannabis products.

TerrAscend’s portfolio of operating businesses and brands include:

●
Gage Growth Corp. ("Gage"), a cultivator and processor in Michigan
●
Ilera Healthcare, a vertically integrated cannabis cultivator, processor and dispensary operator in Pennsylvania;
●
TerrAscend NJ LLC, a majority owned subsidiary that holds a permit to operate up to three alternative treatment centers in New Jersey with the ability to cultivate and process;
●
The Apothecarium, consisting of retail dispensaries in California, Pennsylvania and New Jersey;
●
Valhalla Confections, a provider of premium edible products;
●
State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco, California;
●
HMS Health, LLC and HMS Processing, LLC, a producer and seller of dried flower and oil products for the wholesale medical cannabis market in Maryland;
●
TerrAscend Canada Inc., a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis, with its current principal business activities including processing and sale of cannabis flower and oil products in Canada;
●
Cookies Canada, the operator of a minority owned retail cannabis dispensary in Toronto, Canada; and
●
Arise Bioscience, a manufacturer and distributor of hemp-derived products, located in Boca Raton, Florida.

Results from Operations- Three months ended March 31, 2022 and March 31, 2021

The following tables represent the Company’s results from operations for the three months ended March 31, 2022 and 2021.

Revenue, net

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$50,445	$56,496
Excise and cultivation taxes	(786)	(3,142)
Revenue, net	$49,659	$53,354
$ change	$(3,695)
% change	-7%

The decrease in net revenue at March 31, 2022 as compared to March 31, 2021 was due to a decrease in wholesale revenue of $14,443 from $38,384 for the three months ended March 31, 2021 to $23,941 for the three months ended March 31, 2022. This reduction in wholesale revenue was mainly related to a reset of the Company's cultivation facility in Pennsylvania and a recall by the Pennsylvania Department of Health of certain vape products produced by the Company. On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company recorded sales returns of $1,040 during the three months ended March 31, 2022. In addition, the Company continued its intentional accumulation of inventory in New Jersey, versus selling wholesale, in preparation for adult use sales.

This decrease is partially offset by an increase of $10,748 in retail sales from $14,970 for the three months ended March 31, 2021 to $25,718 for the three months ended March 31, 2022 which is primarily a result of the increase in retail dispensaries across Pennsylvania, California, and New Jersey, as well as the acquisition of Gage (the "Gage Acquisition") in Michigan in March 2022. Retail dispensaries increased from nine in the first quarter of 2021 to twenty-five during the first quarter of 2022.

Cost of Sales

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cost of sales	$33,446	$17,828
Impairment and write downs of inventory	1,073	584
Total cost of sales	$34,519	$18,412
$ change	$16,107
% change	87%
Cost of sales as a % of revenue	70%	35%

The increase in cost of sales, as well as cost of sales as a percentage of revenue, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was driven mainly by lower volumes in Pennsylvania leading to under-absorption, primarily related to lower wholesale flower sales, as well as the aforementioned vape recall.

As a result of the recall, the Company wrote off $854 of inventory. In addition, management wrote down its inventory by $219 and $584 for the three months ended March 31, 2022 and 2021, respectively, related to inventory that it deemed unsaleable.

General and Administrative Expense (G&A)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
General and administrative expense	$22,552	$20,392
$ change	$2,160
% change	11%
G&A excluding share-based compensation	$19,196	$16,825
G&A excluding share-based compensation as a % of revenue	39%	32%

The increase in G&A expenses was primarily a result of increased salaries and wages of $1,637 and sales and marketing expense of $605, which is primarily a result of the Gage Acquisition in March 2022.

Amortization and Depreciation Expense

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Amortization and depreciation	$2,618	$1,873
$ change	$745
% change	40%

The increase in amortization and depreciation expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to the Gage Acquisition during March 2022 as the Company recorded additional definite lived intangible assets of $130,519.

Revaluation of contingent consideration

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revaluation of contingent consideration	$119	$2,997
$ change	$(2,878)
% change	-96%

The decrease in the revaluation of contingent consideration for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is a result of a reduction in the liability as compared to March 31, 2021 due to payments for the earnout of Ilera of $29,668, and State Flower of $6,954 made subsequent to March 31, 2021, reducing the amount outstanding. This decrease is partially offset by the accretion of the contingent consideration payable for KCR, which are recorded at the present value of future payments upon initial recognition.

(Gain) loss on fair value of warrants and purchase option derivative asset

	For the Three Months Ended
	March 31, 2022	March 31, 2021
(Gain) loss on fair value of warrants and purchase option derivative asset	$(5,713)	$5,410
$ change	$(11,123)
% change	-206%

The Preferred Share warrant liability has been remeasured to fair value at March 31, 2022 using the Black Scholes model. The Company recognized a gain during the three months ended March 31, 2022 as a result of the reduction of the Company's share price from December 31, 2021 as compared to March 31, 2022, as well as from warrants exercised during the three months ended March 31, 2022. The combined impact resulted in a gain on fair value of warrants of $7,208. Additionally, the Company remeasured the warrant liability acquired through the Gage Acquisition at March 31, 2022 using the Black Scholes model. The Company recognized a loss of $3,864 during the three months ended March 31, 2022 as a result of the increase in the Company's stock price at the acquisition date of March 10, 2022, as compared to March 31, 2022.

During the three months ended March 31, 2021, the Company recognized a loss on fair value of warrants of $5,410 as a result of the increase in the Company's share price from December 31, 2020 to March 31, 2021.

For the three months ended March 31, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% ownership of the Company's New Jersey partnership, was remeasured using the Monte Carlo simulation model and resulted in a loss of $318.

Finance and other expenses

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Finance and other expenses	$6,856	$6,390
$ change	$466
% change	7%

The increase in finance expense in the current period is primarily due to interest expense recognized on the loans acquired as part of the Gage Acquisition during March 2022.

Transaction and restructuring costs

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Transaction and restructuring costs	$615	$-
$ change	$615
% change	100%

The increase in transaction and restructuring costs for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the Gage Acquisition.

Unrealized and realized foreign exchange loss

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Unrealized and realized foreign exchange loss	$356	$2,783
$ change	$(2,427)
% change	-87%

The decrease in unrealized foreign exchange loss is a result of the remeasurement of USD denominated cash and other assets recorded in C$ functional currency at the Company’s Canadian operations.

Provision for income taxes

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Provision for income taxes	$3,743	$9,436
$ change	$(5,693)
% change	-60%

The decrease in provision for income taxes was due to the decline in revenue and associated decline in gross profit, mainly related to the reset of the Pennsylvania facility and the vape recall by the Pennsylvania Department of Health.

Liquidity and Capital Resources

	March 31, 2022	December 31, 2021
	$	$
Cash and cash equivalents	88,407	79,642
Current assets	187,135	143,221
Non-current assets	849,266	438,713
Current liabilities	148,266	70,362
Non-current liabilities	362,896	282,618
Working capital	38,869	72,859
Total shareholders' equity	525,239	228,954

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

At March 31, 2022, TerrAscend had cash and cash equivalents of $88,407, which is sufficient to fund the Company’s ongoing operations. Any additional future requirements will be funded through the following sources of capital:

•
Cash from ongoing operations

•
Market offerings

•
Debt - the Company may seek to obtain additional debt from additional creditors.

•
Sale leaseback - the Company may seek to sell and lease back its capital properties.

•
Exercise of options and warrants - the Company would receive funds from exercise of options and warrants from the holders of such securities in the event they are exercised.

For additional information regarding regulatory and legal risks, please see Item 1A – “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 17, 2022.

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

The Company has $280,332 in principal amounts of loans payable at March 31, 2022. Of this amount, $59,490 are due within the next twelve months. The Company has entered into operating leases for certain premises and offices for which it owes monthly lease payments.

In addition, the Company's undiscounted contingent consideration payable is $10,820 at March 31, 2022. The contingent consideration payable relates to the Company's business acquisitions of The Apothecarium, State Flower, and KCR. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the agreement. The contingent consideration is revalued at the end of each reporting period.

The Company expects that its cash on hand and cash flows from operations, along with financing transactions, will be adequate to meet its capital requirements and operational needs for at least the next 12 months.

Cash Flows

Cash flows from operating activities

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net cash (used in) provided by operating activities	$(18,847)	$6,212

The increase in cash used in operating activities for the three months ended March 31, 2022 is primarily due to an increase in loss from operations to $10,030 from a profit of $12,677 in the prior year period, as well as a $5,276 increase in changes in working capital items.

Cash flows from investing activities

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by (used in) investing activities	$13,913	$(12,885)

The net cash provided by investing activities for the three months ended March 31, 2022 primarily relates to the cash acquired through the Gage Acquisition of $24,716. The cash provided by investing activities is offset by investments in property and equipment of $4,193 primarily related to the buildout of a cultivation site in Maryland, continuing renovations at the Company's Pennsylvania cultivation site, as well as the continued buildout of the Company's Lodi alternative treatment center in New Jersey.

In comparison, the cash outflow from investing activities during the three months ended March 31, 2021 was primarily related to investments in property and equipment of $8,311 related to the buildout of the New Jersey operations and expansions in Pennsylvania cultivation and deposits of $4,826 paid for expansion of the cultivation premises in Pennsylvania.

Cash flows from financing activities

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by financing activities	$17,068	$183,252

During the three months ended March 31, 2022, 7,989,436 Common Share warrants were exercised for total proceeds of $23,330 and 68,215 stock options were exercised at $1.93-$5.21 (C$2.42-$6.53) per unit for total gross proceeds of $192. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of State Flower of $6,630.

Net cash provided by financing activities for the three months ended March 31, 2021, was mainly the result of the private placement on January 28, 2021, in which the Company issued 18,115,656 Common Shares at a price of $9.64 (C$12.35) per Common Share for total proceeds of $173,477, net of share issuance costs of $1,643. Additionally, during the three months ended March 31, 2021, 1,486,075 Common Share warrants were exercised for total proceeds of $3,854 and 381,820 stock options were exercised at $0.67-$6.34 (C$0.85-$8.09) per unit for total gross proceeds of $1,499. In addition, 1,570 preferred share warrants were exercised at $3,000 per unit for total gross proceeds of $3,735.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company's ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates Adjusted EBITDA as EBITDA adjusted for material non-cash items and certain other adjustments management believes are not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The Company believes this definition is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of the Company's underlying business performance and other one-time non-recurring expenses.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

		For the Three Months Ended
	Notes	March 31, 2022	March 31, 2021
Net loss		$(16,006)	$(14,111)
Add (deduct) the impact of:
Provision for income taxes		3,743	9,436
Finance expenses		6,698	5,359
Amortization and depreciation		5,085	3,521
EBITDA	(a)	(480)	4,205
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	1,806	—
Vape recall	(c)	1,894	—
Share-based compensation	(d)	3,356	3,567
Revaluation of contingent consideration	(e)	119	2,997
Legal settlements	(f)	—	1,381
Other one-time items	(g)	1,974	262
(Gain) loss on fair value of warrants and purchase option derivative asset	(h)	(5,713)	5,410
Indemnification asset release	(i)	(25)	1,197
Unrealized and realized loss (gain) on investments	(j)	-	(228)
Unrealized and realized foreign exchange loss	(k)	356	2,783
Adjusted EBITDA		$3,287	$21,574

(a)
EBITDA is a non-GAAP measure and is calculated as earnings before interest, tax, depreciation and amortization.
(b)
In connection with the Company's acquisitions, inventory was acquired at fair value, which included a markup or markdown for profit. Recording inventory at fair value in purchase accounting has the effect of increasing or decreasing inventory and thereby increasing or decreasing cost of sales as compared to the amounts the Company would have recognized if the inventory was sold through at cost. The write-up or down of acquired inventory represents the incremental cost of sales that were recorded during purchase accounting.
(c)
On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall the Company recorded sales returns of $1,040 and wrote off $854 of inventory.
(d)
Represents non-cash share-based compensation expense.
(e)
Represents the revaluation of the Company’s contingent consideration liabilities.
(f)
Represents one-time legal settlement charges.
(g)
Includes one-time fees incurred in connection with the Company’s acquisitions, such as expenses related to professional fees, consulting, legal and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for work completed in preparation of becoming a US filer. These fees are not indicative of the Company’s ongoing costs.
(h)
Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the US denominated preferred share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
(i)
Represents the reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
(j)
Represents unrealized and realized loss (gain) on fair value changes on strategic investments.
(k)
Represents the remeasurement of USD denominated cash and other assets recorded in C$ functional currency.

The decrease in Adjusted EBITDA for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to lower volume and resulting gross margin compression in Pennsylvania related to the reset of the facility and associated reduction in the wholesale business.

Pending and Subsequent Transactions

On April 8, 2022, the Company entered into a definitive agreement to acquire Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary in Maryland from Moose Curve Holdings, LLC. Under the terms of the agreement, the Company will acquire 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to acquiring the real estate for $1,700. The transaction is subject to customary closing conditions and regulatory approvals. The Company intends to rebrand the 8,000 square foot dispensary as The Apothecarium.

On April 14, 2022, the Company entered into a definitive agreement to acquire KISA Enterprises MI, LLC and KISA Holdings, LLC ("Pinnacle"), a dispensary operator in Michigan, and related real estate, for total consideration of $28,500. The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci. The Company intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.

Changes in or Adoption of Accounting Principles

Information regarding the Company's adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying condensed consolidated financial statements.

Descriptions of the recently issued and adopted accounting principles are included in Item 1. "Financial Statements" in Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. The Company bases its estimates on historical experience and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and actual results, the Company's future financial statements will be affected. There have been no significant changes to the critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 17, 2022.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The Company will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of $1.07 billion or more, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th; and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of March 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

On September 16, 2020, PharmHouse obtained an order from the Ontario Superior Court of Justice granting PharmHouse creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”). Pursuant to the CCAA order, the 261 Claim has been stayed. During a CCAA hearing in November, 261 objected to the stay of the 261 Claim. The judge presiding over the CCAA process agreed to allow 261 to discontinue the 261 Claim against the defendants “without prejudice” to its right to recommence the 261 Claim against all parties except PharmHouse Inc., provided that such recommenced claim can only be brought after January 1, 2021. This does not affect any of the defendants’ ability to move for a stay of the recommenced 261 Claim. On February 10, 2021, 261 served the Company and TerrAscend Canada with the recommenced 261 Claim. The recommenced 261 Claim contains the same factual allegations as the 261 Claim, the same legal claims and the same relief sought.

On May 1, 2022, the Company received a full and final release from the 261 Claim. As a result, the Company will not accrue any contingencies with respect to the 261 Claim.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes securities sold by the Company during the fiscal quarter ending March 31, 2022, which were not registered under the Securities Act. Included are securities issued in exchange other securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company did not issue or sell any unregistered securities as previously disclosed in its Current Report on Form 8-K, as originally filed with the SEC on March 14, 2022.

Item 6. Exhibits.

Exhibit		Description of Exhibit Incorporated Herein by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Second Amendment to Membership Interest Purchase Agreement, dated March 8, 2022, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC, Seller* and Gage Growth Corp.	8-K	000-56363	10.1	3/14/2022

10.2	Second Amendment to Arrangement Agreement, dated March 8, 2022, by and between TerrAscend Corp. and Gage Growth Corp.	8-K	000-56363	10.2	3/14/2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 12, 2022	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Operating Officer