Form 10-Q
period 2022-06-30
TerrAscend Corp.
filed 2022-08-11
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 021-340690

TerrAscend Corp.

(Exact Name of Registrant as Specified in its Charter)

Ontario	N/A
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3610 Mavis Road Mississauga, Ontario	L5C 1W2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 837-7295

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 9, 2022, the registrant had 252,907,618 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	At	At
	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$48,426	$79,642
Restricted cash	605	—
Accounts receivable, net	22,189	14,920
Investments	4,072	—
Inventory	54,371	42,323
Prepaid Expenses and other current assets	7,655	6,336
	137,318	143,221
Non-Current Assets
Property and equipment, net	238,797	140,762
Deposits	4,698	—
Operating lease right of use assets	30,570	29,561
Intangible assets, net	351,638	168,984
Goodwill	240,598	90,326
Indemnification asset	-	3,969
Other non-current assets	4,998	5,111
	871,299	438,713
Total Assets	$1,008,617	$581,934

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$57,535	$30,340
Deferred revenue	2,404	1,071
Loans payable, current	58,856	8,837
Contingent consideration payable, current	3,028	9,982
Operating lease liability, current	1,394	1,171
Lease obligations under finance leases, current	384	22
Corporate income tax payable	13,189	9,621
Other current liabilities	3,613	-
	140,403	61,044
Non-Current Liabilities
Loans payable, non-current	180,781	176,306
Contingent consideration payable, non-current	2,620	2,553
Operating lease liability, non-current	31,680	30,573
Lease obligations under finance leases, non-current	4,794	181
Warrant liability	6,176	54,986
Deferred income tax liability	73,087	14,269
Financing obligations	11,606	—
Other long term liabilities	12,502	13,068
	323,246	291,936
Total Liabilities	463,649	352,980
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,658 and 13,708 shares outstanding as of June 30, 2022 and December 31, 2021 respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 610 and 610 shares outstanding as of June 30, 2022 and December 31, 2021 respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and 36 shares outstanding as of June 30, 2022 and December 31, 2021 respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2022 and December 31, 2021 respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2022 and December 31, 2021 respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 52,395,071 and 38,890,571 shares outstanding as of June 30, 2022 and December 31, 2021 respectively	—	—
Common stock, no par value, unlimited shares authorized; 252,707,325 and 190,930,800 shares outstanding as of June 30, 2022 and December 31, 2021 respectively	—	—
Additional paid in capital	854,948	535,418
Accumulated other comprehensive income (loss)	(1,063)	2,823
Accumulated deficit	(315,132)	(314,654)
Non-controlling interest	6,215	5,367
Total Shareholders' Equity	544,968	228,954
Total Liabilities and Shareholders' Equity	$1,008,617	$581,934

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$65,367	$61,977	$115,812	$118,473
Excise and cultivation tax	(563)	(3,254)	(1,349)	(6,396)
Revenue, net	64,804	58,723	114,463	112,077

Cost of Sales	41,811	23,888	76,330	42,300

Gross profit	22,993	34,835	38,133	69,777

Operating expenses:
General and administrative	33,981	20,750	56,533	41,142
Amortization and depreciation	3,016	1,844	5,634	3,717
Total operating expenses	36,997	22,594	62,167	44,859

(Loss) income from operations	(14,004)	12,241	(24,034)	24,918
Other expense (income)
Revaluation of contingent consideration	34	(7)	153	2,990
(Gain) loss on fair value of warrants and purchase option derivative asset	(47,345)	19,891	(53,058)	25,301
Finance and other expenses	13,902	8,919	20,758	15,309
Transaction and restructuring costs	627	432	1,242	432
Impairment of goodwill	—	5,007	—	5,007
Impairment of intangible assets	—	3,633	—	3,633
Unrealized and realized foreign exchange loss	(306)	3,055	50	5,838
Unrealized and realized loss (gain) on investments	234	(5,964)	234	(6,192)
Income (loss) before provision from income taxes	18,850	(22,725)	6,587	(27,400)
Provision for income taxes	4,688	6,937	8,431	16,373
Net income (loss)	$14,162	$(29,662)	$(1,844)	$(43,773)

Foreign currency translation	280	(3,025)	3,887	(5,214)
Comprehensive income (loss)	$13,882	$(26,637)	$(5,731)	$(38,559)

Net income (loss) attributable to:
Common and proportionate Shareholders of the Company	$13,217	$(30,660)	$(3,140)	$(44,834)
Non-controlling interests	945	998	1,296	1,061

Comprehensive income (loss) attributable to:
Common and proportionate Shareholders of the Company	$12,937	$(27,635)	$(7,027)	$(39,620)
Non-controlling interests	945	998	1,296	1,061

Net income (loss) per share, basic and diluted
Net income (loss) per share - basic	$0.05	$(0.17)	$(0.01)	$(0.25)
Weighted average number of outstanding common and proportionate voting shares	252,305,425	182,369,839	231,829,926	176,901,119
Net income (loss) per share - diluted	$0.05	$(0.17)	$(0.01)	$(0.25)
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	257,883,711	182,369,839	231,829,926	176,901,119

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Three months ended

	Number of Shares
			Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at March 31, 2022	251,971,226	52,395,071	13,358	610	—	—	318,334,501	$850,386	$(783)	(329,855)	5,491	$525,239
Shares issued - stock option, warrant and RSU exercises	36,099	—	—	—	—	—	36,099	1,041	—	—	—	1,041
Shares issued- conversion	700,000	—	(700)	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	4,463	—	—	—	4,463
Options expired/forfeited	—	—	—	—	—	—	—	(1,506)	—	1,506	—	—
Capital Contribution	—	—	—	—	—	—	—	564	—	—	(221)	343
Net income for the period	—	—	—	—	—	—	—	—	—	13,217	945	14,162
Foreign currency translation	—	—	—	—	—	—	—	—	(280)	—	—	(280)
Balance at June 30, 2022	252,707,325	52,395,071	12,658	610	—	—	318,370,600	$854,948	$(1,063)	$(315,132)	$6,215	$544,968

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at March 31, 2021	178,956,366	38,890,571	—	14,008	610	—	—	232,464,485	$513,643	$(1,473)	(332,715)	3,705	$183,160
Shares issued - stock option, warrant and RSU exercises	1,676,567		—	—	—	—	—	1,676,567	7,310	—	—	—	7,310
Shares issued - acquisitions	3,464,870		—	—	—	—	—	3,464,870	34,427	—	—	—	34,427
Shares issued - liability settlement	5,000		—	—	—	—	—	5,000	57	—	—	—	57
Shares issued- conversion	300,000		—	(300)	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—		—	—	—	—	—	—	4,648	—	—	—	4,648
Return of capital	—		—	—	—	—	—	—	—	—	—	(223)	(223)
Net loss for the period	—		—	—	—	—	—	—	—	—	(30,660)	998	(29,662)
Foreign currency translation	—		—	—	—	—	—	—	—	3,025	—	—	3,025
Balance at June 30, 2021	184,402,803	38,890,571	—	13,708	610	—	—	237,610,922	$560,085	$1,552	$(363,375)	$4,480	$202,742

Six months ended

	Number of Shares
			Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2021	190,930,800	38,890,571	13,708	610	36	—	244,175,394	$535,418	$2,823	(314,654)	5,367	$228,954
Shares issued - stock option, warrant and RSU exercises	9,336,728	—	—	—	—	—	9,336,728	25,743	—	—	—	25,743
Shares, options and warrants issued- acquisitions	51,349,978	13,504,500	—	—	—	—	64,854,478	288,044	—	—	—	288,044
Shares issued- liability settlement	4,000	—	—	—	—	—	4,000	22	—	—	—	22
Shares issued- conversion	1,085,819	—	(1,050)	—	(36)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	7,819	—	—	—	7,819
Options expired/forfeited	—	—	—	—	—	—	—	(2,662)	—	2,662	—	—
Capital Contribution	—	—	—	—	—	—	—	564	—	—	(448)	116
Net loss for the period	—	—	—	—	—	—	—	—	—	(3,140)	1,296	(1,844)
Foreign currency translation	—	—	—	—	—	—	—	—	(3,886)	—	—	(3,886)
Balance at June 30, 2022	252,707,325	52,395,071	12,658	610	—	—	318,370,600	$854,948	$(1,063)	$(315,132)	$6,215	$544,968

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2020	79,526,785	38,890,571	76,307	14,258	710	—	—	209,692,379	$305,138	$(3,662)	(318,594)	3,802	$(13,316)
Shares issued - stock option, warrant and RSU exercises	3,647,503	—	—	—	—	87	1,315	5,048,796	33,168	—	—	—	33,168
Shares issued - acquisitions	3,464,870	—	—	—	—	—	—	3,464,870	34,427	—	—	—	34,427
Shares issued - liability settlement	5,000	—	—	—	—	—	—	5,000	57	—	—	—	57
Private placement net of share issuance costs	18,115,656	—	—	—	—	—	—	18,115,656	173,477	—	—	—	173,477
Shares issued- conversion	78,358,768	—	(76,307)	(550)	(100)	(87)	(1,315)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	8,215	—	—	—	8,215
Options expired/forfeited	—	—	—	—	—	—	—	—	(53)	—	53	—	—
Conversion of convertible debt	1,284,221	—	—	—	—	—	—	1,284,221	5,656	—	—	—	5,656
Return of capital	—	—	—	—	—	—	—	—	—	—	—	(383)	(383)
Net loss for the period	—	—	—	—	—	—	—	—	—	—	(44,834)	1,061	(43,773)
Foreign currency translation	—	—	—	—	—	—	—	—	—	5,214	—	—	5,214
Balance at June 30, 2021	184,402,803	38,890,571	—	13,708	610	—	—	237,610,922	$560,085	$1,552	$(363,375)	$4,480	$202,742

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities
Net loss	$(1,844)	$(43,773)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash write downs of inventory	8,495	699
Accretion expense	1,936	(544)
Depreciation of property and equipment and amortization of intangible assets	12,131	7,050
Amortization of operating right-of-use assets	1,074	2,269
Share-based compensation	7,819	8,215
Deferred income tax (recovery) expense	(787)	285
(Gain) loss on fair value of warrants and purchase option derivative	(53,058)	25,301
Revaluation of contingent consideration	153	2,990
Impairment of intangible assets	—	3,633
Impairment of goodwill	—	5,007
Loss on disposal of fixed assets	929	—
Release of indemnification asset	3,973	3,796
Forgiveness of loan principal and interest	—	(766)
Unrealized and realized foreign exchange loss	50	5,838
Unrealized and realized loss (gain) on investments	234	(6,192)
Changes in operating assets and liabilities
Receivables	475	(950)
Inventory	208	(9,879)
Prepaid expense and deposits	1,474	(507)
Deposits	206	—
Other assets	461	389
Accounts payable and accrued liabilities and other payables	(8,299)	639
Operating lease liability	(614)	(1,889)
Other liability	(10,353)	—
Contingent consideration payable	(410)	(11,394)
Corporate income tax payable	5	(293)
Deferred revenue	766	—
Net cash used in operating activities	(34,976)	(10,076)
Investing activities
Investment in property and equipment	(12,500)	(10,856)
Investment in intangible assets	(1,330)	(40)
Principal payments received on lease receivable	392	359
Distributions of earnings from associates	—	469
Deposits for property and equipment	(10,036)	(10,583)
Deposits for business acquisition	(852)	—
Payments made for land contracts	(429)	—
Cash received on acquisition	24,716	—
Cash portion of consideration paid in acquisitions, net of cash acquired	—	(42,736)
Net cash used in investing activities	(39)	(63,387)
Financing activities
Proceeds from options and warrants exercised	24,158	12,921
Loan principal paid	(5,203)	—
Loan amendment fee paid	(1,200)	—
Proceeds from loans payable	—	766
Cash distributions to NJ partners	(1,436)	—
Capital contributions received (paid) from (to) non-controlling interests	(448)	(383)
Payments of contingent consideration	(6,630)	(18,274)
Payments made for financing obligations	(460)	—
Proceeds from private placement, net of share issuance costs	—	173,477
Net cash provided by financing activities	8,781	168,507
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(26,234)	95,044
Net effects of foreign exchange	(4,377)	(89)
Cash and cash equivalents and restricted cash, beginning of period	79,642	59,226
Cash and cash equivalents and restricted cash, end of period	$49,031	$154,181

Supplemental disclosure with respect to cash flows
Income taxes paid	$9,213	$16,381
Interest paid	$14,641	$13,290
Lease termination fee paid	$3,300	-
Non-cash transactions
Equity and warrant liability issued as consideration for acquisition	$294,800	$34,427
Promissory note issued as consideration for acquisitions	$-	$6,750
Shares issued for liability settlement	$22	$57
Accrued capital purchases	$9,776	$336

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

1. Nature of operations

TerrAscend was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services in the United States ("US") and Canada cannabinoid markets where cannabis production or consumption has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including Gage Growth Corp. ("Gage"), a cultivator, processor, and retailer in Michigan, The Apothecarium (“The Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; TerrAscend NJ, LLC ("TerrAscend NJ"), a cultivator, processor and retailer with operations in New Jersey, Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a medical cannabis cultivator and processor based in Maryland; Valhalla Confections, a manufacturer of cannabis-infused edibles; State Flower a California-based cannabis producer operating a licensed cultivation facility in San Francisco; and Arise Bioscience Inc., a manufacturer and distributor of hemp-derived products.

The Company was listed on the Canadian Stock Exchange effective May 3, 2017, having the ticker symbol TER and effective October 22, 2018, the Company began trading on OTCQX under the ticker symbol TRSSF. The Company’s registered office is located at 3610 Mavis Road, Mississauga, Ontario, L5C 1W2.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021 (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the year ended December 31, 2022, or any other interim or future periods.

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

3.
Accounts receivable, net

	June 30, 2022	December 31, 2021
Trade receivables	$22,341	$14,684
Sales tax receivable	559	358
Other receivables	437	370
Provision for sales returns	(316)	(157)
Expected credit losses	(832)	(335)
Total receivables, net	$22,189	$14,920

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Sales tax receivable represents input tax credits arising from sales tax levied on the supply of goods purchased or services received in Canada. Other receivables at June 30, 2022 and December 31, 2021 mainly include amounts due from the sellers of the Apothecarium.

	June 30, 2022	December 31, 2021
Trade receivables	$22,341	$14,684
Less: provision for sales returns and expected credit losses	(1,148)	(492)
Total trade receivables, net	$21,193	$14,192

Of which
Current	8,173	13,282
31-90 days	711	569
Over 90 days	13,457	833
Less: provision for sales returns and expected credit losses	(1,148)	(492)
Total trade receivables, net	$21,193	14,192

The over 90 days aged balance relates mainly to one customer who has agreed to a payment plan and the Company has received payments in accordance with the payment plan subsequent to June 30, 2022.

The following is a roll-forward of the provision for sales returns and allowances related to trade accounts receivable:

	June 30, 2022	December 31, 2021
Beginning of period	$492	1,782
Provision for sales returns	255	1,125
Expected credit losses	859	357
Write-offs charged against provision	(431)	(2,772)
Foreign currency translation adjustments	(27)	-
Total provision for sales returns and allowances	$1,148	492

4.
Acquisitions

AMMD

On April 8, 2022, the Company entered into a definitive agreement to acquire Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary in Maryland from Moose Curve Holdings, LLC. Under the terms of the agreement, the Company will acquire 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to acquiring related real estate for $1,700. The transaction is subject to customary closing conditions and regulatory approvals. The Company intends to rebrand the 8,000 square foot dispensary as The Apothecarium.

Pinnacle

On April 14, 2022, the Company entered into a definitive agreement to acquire KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), a dispensary operator in Michigan, and related real estate, for total consideration of $28,500, payable in cash, two promissory notes in an aggregate amount of $10,000, and stock. The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci, Michigan. The Company intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand. This transaction is pending approval.

Gage

On March 10, 2022, in order to expand its footprint in key markets, the Company acquired all of the issued and outstanding subordinate voting shares (or equivalent) of Gage, a cultivator and processor with operations in the Michigan market. Pursuant to the terms of the arrangement agreement, for each Gage subordinate voting share and other equity instruments, including outstanding stock options and warrants, each holder received a 0.3001 equivalent replacement award of the Company's respective security at the time of closing based on the closing price of the Common Shares on the Canadian Stock Exchange ("CSE") on March 10, 2022. On the acquisition date there was consideration in the form of 51,349,978 Common Shares valued at $207,871, 13,504,500 exchangeable units valued at $66,591, 4,940,364 replacement stock options with a fair value of $13,147, and 282,023 replacement warrants with a fair value of $435. Each of the directors, officers and 10% shareholders of Gage entered into voting support and lock-up agreements in which the shares issued to

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

these individuals are subject to various vesting periods. As such, a restriction discount of $45,336 has been placed over the shares subject to lock-up. The fair value of the replacement options and warrants was calculated using the Black Scholes Option Pricing Model combined with the percentage of the vesting period that was completed prior to the acquisition. Additionally, total consideration included warrant liabilities convertible into equity with a fair value of $6,756.

The following table presents the fair value of assets acquired and liabilities assumed as of the March 10, 2022 acquisition date and allocation of the consideration to net assets acquired:

$
Cash and cash equivalents	24,716
Accounts receivable	8,996
Inventory	20,852
Prepaid expenses and other current assets	1,855
Property and equipment	69,595
Operating right of use asset	1,948
Deposits	1,147
Intangible assets	187,953
Goodwill	150,272
Investments	4,121
Accounts payable and accrued liabilities	(29,871)
Corporate income taxes payable	(5,000)
Operating lease liability	(1,948)
Finance lease liability	(308)
Deferred revenue	(562)
Loans payable	(60,605)
Deferred tax liability	(59,603)
Financing obligations	(12,184)
Other liabilities	(6,574)
Net assets acquired	294,800

Common shares of TerrAscend	274,462
Fair value of other equity instruments	13,582
Fair value of warrants classified as liabilities	6,756
Total consideration	294,800

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

The accounting for this acquisition has been provisionally determined at June 30, 2022. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, deferred revenue, property and equipment, operating right of use assets, lease liabilities, investments, corporate income taxes payable, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $3,949, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $1,309 was recorded during the six months ended June 30, 2022, and was included in transaction and restructuring costs in the consolidated statement of operations and comprehensive income.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

On a standalone basis, had the Company acquired the business on January 1, 2022, sales estimates would have been $41,444 for the six months ended June 30, 2022 and net loss estimates would have been $(16,959). Actual sales and net loss for the six months ended June 30, 2022 since the date of acquisition are $28,928 and $(7,748), respectively.

Contingent consideration

Contingent consideration recorded relates to the Company’s business acquisitions. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the terms of the agreement.

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	KCR	Total
Carrying amount, December 31, 2021	$8,360	$3,028	$1,147	$12,535
Payments of contingent consideration	(7,040)	—	—	(7,040)
Revaluation of contingent consideration	86	—	67	153
Carrying amount, June 30, 2022	$1,406	$3,028	$1,214	$5,648
Less: current portion	—	(3,028)	—	(3,028)
Non-current contingent consideration	$1,406	$-	$1,214	$2,620

During the six months ended June 30, 2022, the Company made payments of $7,040 to the sellers of its previously acquired State Flower business. The remaining amount will be paid to the sellers of State Flower upon the Company's acquisition of the remaining 50.1% of State Flower, which is subject to regulatory approval.

Refer to Note 20 for discussion of valuation methods used when determining the fair value of the contingent consideration liability at June 30, 2022, and the changes in fair value during the six months ended June 30, 2022.

5.
Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	June 30, 2022	December 31, 2021
Raw materials	$7,161	$3,185
Finished goods	16,520	8,721
Work in process	27,842	26,852
Accessories, supplies and consumables	2,848	3,565
	$54,371	$42,323

On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $1,071 and $1,925 of inventory during the three and six months ended June 30, 2022, respectively.

In addition, management wrote down its inventory by $6,351 and $6,570 for the three and six months ended June 30, 2022, respectively, and $115 and $699 for the three and six months ended June 30, 2021. The inventory write-downs in the current year period were mainly due to the write down of inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania, as well as inventory in Canada that the Company deemed unsaleable. The inventory write-downs in the prior year period were related to inventory that the Company deemed unsaleable.

6.
Property and equipment

Property and equipment consisted of:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	June 30, 2022	December 31, 2021
Land	$7,613	$4,183
Assets in process	52,624	6,858
Buildings & improvements	157,814	118,014
Machinery & equipment	27,906	23,424
Office furniture & equipment	8,290	3,232
Assets under finance leases	4,961	239
Total cost	259,208	155,950
Less: accumulated depreciation	(20,411)	(15,188)
Property and equipment, net	$238,797	$140,762

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

During the six months ended June 30, 2022 and the twelve months ended December 31, 2021, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $3,027 and $5,513 for the three and six months ended June 30, 2022, respectively ($1,670 and $3,406, respectively included in cost of sales) and $1,805 and $3,771 for the three and six months ended June 30, 2021, respectively ($1,127 and $2,225 included in cost of sales).

7.
Intangible assets and goodwill

Intangible assets consisted of the following:

At June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,926	$(1,819)	$1,107
Licenses	284,818	(17,301)	267,517
Brand intangibles	1,144	(568)	576
Non-compete agreements	280	(48)	232
Total finite lived intangible assets	289,168	(19,736)	269,432
Indefinite lived intangible assets
Brand intangibles	82,206	—	82,206
Total indefinite lived intangible assets	82,206	—	82,206
Intangible assets, net	$371,374	$(19,736)	$351,638

At December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,626	$(1,353)	$1,273
Licenses	153,300	(11,311)	141,989
Brand intangibles	1,144	(254)	890
Non-compete agreements	280	(221)	59
Total finite lived intangible assets	157,350	(13,139)	144,211
Indefinite lived intangible assets
Brand intangibles	24,773	—	24,773
Total indefinite lived intangible assets	24,773	—	24,773
Intangible assets, net	$182,123	$(13,139)	$168,984

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Amortization expense was $4,019 and $6,618 for the three and six months ended June 30, 2022, respectively ($2,345 and $3,076, respectively included in cost of sales) and $1,787 and $3,279 for the three and six months ended June 30, 2021, respectively ($621 and $1,108, respectively included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2022	$8,236
2023	$15,661
2024	$15,234
2025	$14,797
2026	$14,748

The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2021	$90,326
Acquisitions (see Note 4)	150,272
Balance at June 30, 2022	$240,598

Impairment of Intangible Assets

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finite lived intangible assets
Software	$-	$9	$-	$9
Licenses	—	—	—	-
Customer Relationships	—	2,000	—	2,000
Non-compete agreements	—	224	—	224
Total impairment of finite lived intangible assets	—	2,233	—	2,233
Indefinite lived intangible assets
Brand intangibles	—	1,400	—	1,400
Total impairment of indefinite lived intangible assets	—	1,400	—	1,400
Total impairment of intangible assets	$-	$3,633	$-	$3,633

In August 2021, the Company made the decision to undertake a strategic review process to explore, review and evaluate potential alternatives for its Arise business focused on maximizing shareholder value. As a result of this review, the Company recorded impairment of intangible assets of $3,633 for the six months ended June 30, 2021.

8.
Loans payable

	Canopy Growth (formerly RIV Capital) Loan	Canopy Growth- Canada Inc Loan	Other Loans	Canopy Growth- Arise Loan	Ilera Term Loan	KCR Loan	Gage loans	Total
Balance at December 31, 2021	$8,680	$42,165	$7,915	$8,900	$115,233	$2,250	$-	$185,143
Addition on acquisition	—	—	—	—	—	—	60,605	60,605
Loan amendment fee	—	—	—	—	(1,200)	—	—	(1,200)
Interest accretion	665	2,739	319	702	8,542	74	2,819	15,860
Principal and interest paid	(624)	(3,837)	(2,586)	—	(7,662)	(2,324)	(2,811)	(19,844)
Effects of movements in foreign exchange	(142)	(691)	(94)	—	—	—	—	(927)
Ending carrying amount at June 30, 2022	$8,579	$40,376	$5,554	$9,602	$114,913	$-	$60,613	$239,637
Less: current portion	(309)	(1,170)	(464)	—	(42)	—	(56,871)	(58,856)
Non-current loans payable	$8,270	$39,206	$5,090	$9,602	$114,871	$-	$3,742	$180,781

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Total interest paid on all loan payables was $6,370 and $14,641 for the three and six months ended June 30, 2022, respectively, and $4,150 and $13,290 for the three and six months ended June 30, 2021, respectively.

Gage loans

The Gage Acquisition (refer to Note 4) included a senior secured term loan with an acquisition date fair value of $53,357. The Credit Agreement bears interest at a rate equal to the greater of the Prime Rate plus 7% or 10.25%. The term loan is payable monthly and matures on November 30, 2022. The term loan is secured by a first lien on all Gage assets.

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2,683, and a Promissory Note with an acquisition date fair value of $4,065. The loan payable to the former owner bears interest at a rate of 0.2%. The Promissory Note bears interest at a fixed rate of 6%.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

June 30, 2022
2022	$56,589
2023	9,187
2024	131,869
2025	—
2026	—
Thereafter	82,491
Total principal payments	$280,136

9.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 28 years. The Company had three finance leases at June 30, 2022 and one finance lease at December 31, 2021.

Amounts recognized in the consolidated balance sheet are as follows:

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$30,570	$29,561

Operating lease liability classified as current	1,394	1,171
Operating lease liability classified as non-current	31,680	30,573
Total operating lease liabilities	$33,074	$31,744

Finance leases:
Property and equipment, net	$4,724	$168

Lease obligations under finance leases classified as current	384	22
Lease obligations under finance leases classified as non-current	4,794	181
Total finance lease obligations	$5,178	$203

The Company recognized operating lease expense of $1,173 and $2,355 for the three and six months ended June 30, 2022, respectively and $1,231 and $2,109 for the three and six months ended June 30, 2021, respectively.

On January 27, 2022, the Company made a payment of $3,300 related to the Lease Termination at its Hagerstown location which enables the Company to terminate its building lease at a later date. The lease termination fee was expensed during the year ended December 31, 2021.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Other information related to operating leases at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	12.9	14.2
Finance leases	9.9	5.5

Weighted-average discount rate
Operating leases	10.69%	10.72%

Supplemental cash flow information related to leases are as follows:

	June 30, 2022	December 31, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$2,434	$3,987
Right-of-use assets obtained in exchange for lease obligations	$6,641	$9,773
Cash paid for amounts included in measurement of finance lease liabilities	$67	$40

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
2022	$2,448	$264	$2,712
2023	4,975	824	5,799
2024	4,966	757	5,723
2025	4,950	775	5,725
2026	4,672	794	5,466
Thereafter	43,887	4,608	48,495
Total lease payments	65,898	8,022	73,920
Less: interest	(32,824)	(2,844)	(35,668)
Total lease liabilities	$33,074	$5,178	$38,252

Under the terms of these operating sublease agreements, future rental income from such third-party leases is expected to be as follows:

2022	$243
2023	435
2024	434
2025	448
2026	263
Thereafter	-
Total rental payments	$1,823

A sale-leaseback transaction occurs when an entity sells an asset it owns and then immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes the lessor. Under ASC 842, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred. The Company's subsidiary Gage entered into leaseback transactions on five properties of owned real estate. The Company has determined that these transactions do not qualify as a sale because control was not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease and continues to depreciate the asset. The Gage Acquisition (refer to Note 4) included financing obligations. The balance at June 30, 2022 was $12,352. Of this amount, $746 is included in other current liabilities and $11,606 is included in financing obligations in the consolidated balance sheets.

10.
Shareholders’ equity

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	30,995,473	8,855,066	$4.20	5.66
Exercised	(7,989,436)
Replacement warrants granted on acquisition of Gage	282,023
Outstanding, June 30, 2022	23,288,060	1,110,168	$4.71	7.06

Pursuant to the terms of the Gage Acquisition, each holder of a Gage warrant received a 0.3001 equivalent replacement warrant. Each warrant is exercisable into common share purchase warrants. The warrants range in exercise price from $3.83 to $7.00 and expire at various dates from October 6, 2022 to July 2, 2025. Refer to Note 4 for the determination of fair value of warrants acquired.

The Gage Acquisition included warrant liabilities that are exchangeable into Common Shares. Refer to Note 4 for the determination of the fair value of the warrant liability.

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	-	-	$-	-
Granted on acquisition of Gage	7,129,517
Outstanding, June 30, 2022	7,129,517	7,129,517	$8.66	1.49

The following is a summary of the outstanding warrants for Proportionate Voting Shares at June 30, 2022. These warrants are exercisable for 0.001 of a Proportionate Voting Share. The Proportionate Voting Shares are exchangeable into Common Shares on a basis of 1,000 Common Shares per Proportionate Voting Share.

	Number of Proportionate Share Warrants Outstanding	Number of Proportionate Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	8,590,908	8,590,908	$5.69	0.64
Exercised	—
Outstanding, June 30, 2022	8,590,908	8,590,908	$5.60	0.15

The following is a summary of the outstanding Preferred Share warrants at June 30, 2022. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	16,056	16,056	$3,000	1.39
Exercised	(950)
Outstanding, June 30, 2022	15,106	15,106	$3,000	0.90

11.
Share-based compensation plans

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options	$3,500	$4,316	$6,090	$7,766
Restricted share units	963	332	1,729	449
Total share-based payments	$4,463	$4,648	$7,819	$8,215

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value	Weighted average fair value of nonvested options (per share) $
Outstanding, December 31, 2021	12,854,519	4.84	$4.85	$27,557	$4.22
Granted	4,182,590		5.16
Replacement options granted on acquisition of Gage	4,940,364		2.99
Exercised	(88,015)		4.04
Forfeited (1)	(649,376)		8.65
Expired	(396,441)		8.08
Outstanding, June 30, 2022	20,843,641	4.94	$4.24	3,615	$-

Exercisable, June 30, 2022	12,396,267	3.07	$3.11	3,615	N/A

Nonvested, June 30, 2022	8,447,374	7.69	$5.89	-	N/A

(1)
For stock options forfeited, represents one share for each stock option forfeited.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2022 and December 31, 2021, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2022 and December 31, 2021, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Company’s Common Stock on the exercise date and the price paid by the option holder to the exercise the option) related to stock options exercised is presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Exercised	$79	$1,721	$140	$4,798

The Gage Acquisition included consideration in the form of 4,940,364 replacement options that had been issued before the acquisition date to employees of Gage. The post-combination options vest over a 1-3 year period. The fair value of the replacement options are estimated using the Black-Scholes Option Pricing Model with the following assumptions:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

March 10, 2022
Volatility	55.0%-80.0%
Risk-free interest rate	1.22%-1.94%
Expected life (years)	1.00-5.00
Dividend yield	0%

The fair value of the various stock options granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions:

	June 30, 2022	December 31, 2021
Volatility	77.55% - 79.04%	79.05% - 81.51%
Risk-free interest rate	1.63% - 3.02%	0.90% - 1.72%
Expected life (years)	9.62 - 10.01	4.57 - 10.05
Dividend yield	0%	0%
Forfeiture rate	23.73%	23.21% - 27.73%

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

The total estimated fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $4,921 and $9,140, respectively. As of June 30, 2022, there was $30,806 of total unrecognized compensation cost related to unvested options.

Restricted Share Units

The following table summarizes the activities for the unvested RSUs for the three and six months ended June 30, 2022:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2021	192,171	13,294	N/A
Granted	573,716
Vested	(58,825)
Forfeited	(23,250)
Outstanding, June 30, 2022	683,812	13,050	N/A

As of June 30, 2022, there was $3,916 of total unrecognized compensation cost related to unvested RSUs.

12.
Non-controlling interest

Non-controlling interest consists mainly of the Company’s ownership minority interest in its New Jersey operations and IHC Real Estate operations and consists of the following amounts:

	June 30, 2022	December 31, 2021
Opening carrying amount	$5,367	$3,802
Capital distributions	(448)	(53)
Investment in NJ partnership	—	(1,406)
Net income attributable to non-controlling interest	1,296	3,024
Ending carrying amount	$6,215	$5,367

13.
Related parties

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At June 30, 2022 amounts due to/from related parties consisted of:

•
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 8), which makes up $3,550 of the total loan principal balance at June 30, 2022 and December 31, 2021, respectively.
•
Shareholders’ Equity: During the six months ended June 30, 2022, the Company had the following transactions related to shareholders’ equity:
•
Pursuant to the Gage Acquisition, Jason Wild and his respective affiliates received 10,467,229 of the Company's Common Shares in exchange for their Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates and 7,129,517 of the Company's warrants in exchange for their Gage warrants that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates. The value of the interests of funds controlled directly or indirectly by Mr. Wild in the transaction in respect of the common shares was $52,335, in addition to the Company warrants issued in replacement of Gage warrants, at the implied consideration of $1.50 per Gage warrant. Richard Mavrinac, a former director of the Company, received 40,213 Common Shares in exchange for his Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Mavrinac and also received 6,683 Common Shares in exchange for his Gage restricted stock units that were owned, held, controlled or directed, directly or indirectly by Mr. Mavrinac. The value of Mr. Mavrinac's interest in the transaction was $234.
14.
Income taxes

The effective tax rate was 25% and 128% for the three and six months ended June 30, 2022, respectively and -31% and -60% for the three and six months ended June 30, 2021, respectively.

Unrecognized tax benefits on the Unaudited Interim Condensed Consolidated Balance Sheets of $9,318 were reclassed from corporate income tax payable to other long term liability at December 31, 2021 as the classification better aligns with the recognition of the benefits.

15.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Office and general	$6,042	$3,369	$9,608	$7,224
Professional fees	3,564	3,070	6,492	5,749
Lease expense	1,105	1,109	2,355	2,109
Facility and maintenance	813	597	1,450	1,315
Salaries and wages	13,629	7,451	22,917	15,102
Share-based compensation	4,463	4,648	7,819	8,215
Sales and marketing	4,365	506	5,892	1,428
Total	$33,981	$20,750	$56,533	$41,142

16.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Wholesale	$16,825	$36,330	$40,766	$74,714
Retail	47,979	22,393	73,697	37,363
Total	$64,804	$58,723	$114,463	$112,077

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

For the three and six months ended June 30, 2022 and 2021, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania (refer to note 5), the Company recorded sales returns of $nil and $1,040 during the three and six months ended June 30, 2022, respectively.

17.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest accretion	$8,758	$6,464	$15,860	$12,746
Forgiveness of principal and interest on loans	—	766	—	-
Indemnification asset release	3,998	2,599	3,973	3,796
Loss on disposal of fixed assets	845	37	929	37
Other expense (income)	301	(947)	(4)	(1,270)
Total	$13,902	$8,919	$20,758	$15,309

The indemnification asset release is the reduction of the indemnification asset related to the expiration of the escrow agreement related to the acquisition of The Apothecarium.

18.
Segment information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

Geography

The Company operates with subsidiaries located in Canada and the US.

The Company had the following net revenue by geography of:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
United States	$63,952	$52,457	$112,545	$102,141
Canada	852	6,266	1,918	9,936
Total	$64,804	$58,723	$114,463	$112,077

The Company had non-current assets by geography of:

	June 30, 2022	December 31, 2021
United States	$842,569	$409,150
Canada	28,730	29,563
Total	$871,299	$438,713

19.
Capital management

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

The Company is subject to covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of June 30, 2022. Other than these items related to loans payable as of June 30, 2022 and December 31, 2021, the Company is not subject to externally imposed capital requirements.

On April 28, 2022, the Ilera term loan (refer to Note 8) was amended to provide the Company with greater flexibility, and the optional prepayment date was amended to 30 months (from 18 months) from the closing date, subject to a premium payment due.

On August 10, 2022, the Gage senior secured term loan (refer to Note 8) was amended as a result of the corporate restructure in conjunction with the Gage Acquisition. The amendments to the Gage senior secured term loan include the addition of a borrower and guarantor under the term loan and a right of first offer in favor of the administrative agent for a refinancing of the term loan.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At June 30, 2022				At December 31, 2021
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$48,426	$-	—	$-	$79,642	$-	—	$-
Restricted cash	605	—		—	—	—		—
Purchase option derivative asset	—	—		50	—	—		868
Total Assets	$49,031	$-		$50	$79,642	$-		$868
Liabilities
Contingent consideration payable	—	$-		$5,648	$-	$-		$12,535
Warrant liability	—	6,176		—	—	54,986		—
Total Liabilities	$-	$6,176		$5,648	$-	$54,986		$12,535

There were no transfers between the levels of fair value hierarchy during the three and six months ended June 30, 2022.

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

Level 2

Warrant liability

The following table summarizes the changes in the warrant liability for the six months ended June 30, 2022:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Balance at December 31, 2021	$54,986
Addition on acquisition	6,756
Included in gain on fair value of warrants	(53,876)
Exercises	(1,690)
Balance at June 30, 2022	$6,176

The Company's warrant liability consists of its Series A, B, C, and D convertible preferred stock issued through its 2020 private placements ("private placement warrant liability"), as well as the warrant liability acquired through its Gage Acquisition ("Gage warrant liability") (refer to Note 4).

The private placement warrant liability has been measured at fair value at June 30, 2022. Key inputs and assumptions used in the Black Scholes valuation were as follows:

	June 30, 2022	December 31, 2021
Common Stock Price of TerrAscend Corp.	$2.28	$6.11
Warrant exercise price	$3,000	$3,000
Warrant conversion ratio	$1,000	$1,000
Annual volatility	65.7%	65.5%
Annual risk-free rate	2.9%	0.6%
Expected term (in years)	0.9	1.4

The Gage warrant liability has been remeasured at fair value at June 30, 2022. Key inputs and assumptions used in the Black Scholes valuation were as follows:

	June 30, 2022	March 10, 2022
Common Stock Price of TerrAscend Corp.	$2.28	$5.70
Warrant exercise price	$8.66	$8.66
Annual volatility	62.88% - 63.73%	61.65% - 61.87%
Annual risk-free rate	2.9%	1.8%
Expected term (in years)	1.5	1.7

Level 3

Purchase option derivative asset

The following table summarizes the changes in the purchase option derivative asset:

Balance at December 31, 2021	$868
Revaluation of purchase option derivative asset	(818)
Balance at June 30, 2022	$50

The purchase option derivative asset has been measured at fair value at the transaction date using the Monte Carlo simulation model that relies on assumptions around the Company's EBITDA volatility and risk adjusted discount, among others. Key inputs and assumptions used in the Monte Carlo simulation model are summarized below:

	June 30, 2022	December 31, 2021
Term (in years)	0.8	1.3
Risk-free rate	2.5%	0.4%
EBITDA discount rate	15.5%	15.0%
EBITDA volatility	37.1%	44.0%

Contingent Consideration Payable

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

The fair value of contingent consideration at June 30, 2022 and December 31, 2021 was determined using a probability weighted model based on the likelihood of achieving certain revenue and EBITDA scenario outcomes. A discount rate of 12.2% (June 30, 2021 – 12.8%) was utilized to determine the present value of the liabilities, resulting in a loss on revaluation of contingent consideration of $34 and $153 for the three and six months ended June 30, 2022, respectively (June 30, 2021 - ($7) and $2,990, respectively).

The illustrative variance of the total contingent consideration at June 30, 2022 based on reasonably possible changes to one of the significant unobservable inputs, holding other inputs constant, would have the following effects:

Discount rate sensitivity	KCR
Increase 100 basis points	$1,175
Increase 50 basis points	$1,195
Decrease 50 basis points	$1,236
Decrease 100 basis points	$1,258

21.
Commitments and contingencies

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company's consolidated balance sheets or results of operations. At June 30, 2022, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

22.
Subsequent events

i)
Subsequent to June 30, 2022, the Company opened The Apothecarium Lodi, its third retail location in New Jersey and 27th dispensary overall. The retail location was opened on July 25, 2022 to medical patients. On July 26, 2022, the Company received approval for Adult Use sales at this location.

ii)
On July 27, 2022, the Company's first "Cookies Corner" opened in its Maplewood dispensary in New Jersey.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 17, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report on Form 10-K, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of TerrAscend is for the three and six months ended June 30, 2022 and 2021 and the accompanying notes for each respective period.

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

TerrAscend operates under one operating segment which is the cultivation, production and sale of cannabis products.

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

Objective

TerrAscend's MD&A is designed to provide information about its financial condition and results of operations from management's perspective. It includes relevant components of TerrAscend's financial condition and current and long-term liquidity. Primary revenue drivers include the manufacture, distribution, and sale of medical and adult-use cannabis products where permitted. TerrAscend's primary obligations are related to compliance with state and federal regulators, as applicable. TerrAscend's primary sources of capital have been through the issuance of equity securities or debt. TerrAscend's objective is to discuss how all these factors have affected our historical results and, where applicable, how it expects these factors to impact its future results and future liquidity.

Results from Operations- Three months ended June 30, 2022 and June 30, 2021

The following tables represent the Company’s results from operations for the three months ended June 30, 2022 and 2021.

Revenue, net

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Revenue	$65,367	$61,977
Excise and cultivation taxes	(563)	(3,254)
Revenue, net	$64,804	$58,723
$ change	$6,081
% change	10%

The increase in net revenue at June 30, 2022 as compared to June 30, 2021 was due to an increase in retail revenue of $25,586 from $22,393 for the three months ended June 30, 2021 to $47,979 for the three months ended June 30, 2022. The increase in revenue is mainly due to adult use sales in New Jersey which commenced during the three months ended June 30, 2022, as well as the acquisition of Gage (the "Gage Acquisition") in Michigan in March 2022. Retail dispensaries increased from thirteen at June 30, 2021 to twenty-six at June 30, 2022.

The increase is partially offset by the decrease of $19,505 in wholesale revenue from $36,330 at June 30, 2021 to $16,825 for the three months ended June 30, 2022 which was mainly related to the operational reconfiguration of the Company's cultivation facility in Pennsylvania.

Cost of Sales

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Cost of sales	$34,389	$23,773
Impairment and write downs of inventory	7,422	115
Total cost of sales	$41,811	$23,888
$ change	$17,923
% change	75%
Cost of sales as a % of revenue	65%	41%

The increase in cost of sales for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was driven mainly by the Gage Acquisition, as well as an increase in New Jersey due to the increase in adult use sales which commenced during the three months ended June 30, 2022. The increase in cost of sales as a percentage of revenue was due to lower volumes in Pennsylvania leading to under-absorption, primarily related to lower wholesale flower sales, as well as operational challenges at the Company's cultivation facility in Frederick, Maryland as the Company transitions to its Hagerstown location.

In addition, management wrote down its inventory by $7,422 and $115 for the three months ended June 30, 2022 and 2021, respectively. The inventory write-downs in the current year period were mainly due to the write down of inventory to lower of cost or market which was related to the aforementioned operational reconfiguration of its cultivation facility in Pennsylvania, write downs of inventory related to a recall by the Pennsylvania Department of Health of certain vape products produced by the Company, as well as inventory in Canada that the Company deemed unsaleable. On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $1,071 of inventory during the three months ended June 30, 2022. The inventory write-downs in the prior year period were related to inventory that the Company deemed unsaleable.

General and Administrative Expense (G&A)

	For the Three Months Ended
	June 30, 2022	June 30, 2021
General and administrative expense	$33,981	$20,750
$ change	$13,231
% change	64%
G&A excluding share-based compensation	$29,518	$16,102
G&A excluding share-based compensation as a % of revenue	46%	27%

The increase in G&A expenses was primarily a result of increased salaries and wages of $6,178, sales and marketing expense of $3,859, and office and general expense of $2,673, which is primarily a result of the Gage Acquisition in March 2022.

Amortization and Depreciation Expense

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Amortization and depreciation	$3,016	$1,844
$ change	$1,172
% change	64%

The increase in amortization and depreciation expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to the Gage Acquisition during March 2022. The company acquired intangible assets including cultivation and processing licenses, as well as retail licenses, which are amortized over a 15 year period. The fair value of the cultivation and processing and retail licenses at acquisition were $77,198 and $53,321, respectively.
(Gain) loss on fair value of warrants and purchase option derivative asset

	For the Three Months Ended
	June 30, 2022	June 30, 2021
(Gain) loss on fair value of warrants and purchase option derivative asset	$(47,345)	$19,891
$ change	$(67,236)
% change	-338%

The warrant liability has been remeasured to fair value at June 30, 2022 using the Black Scholes model. The Company recognized a gain during the three months ended June 30, 2022 as a result of the reduction of the Company's share price from March 31, 2021 as compared to June 30, 2022, as well as from warrants exercised during the three months ended June 30, 2022. The combined impact resulted in a gain on fair value of warrants of $47,845.

For the three months ended June 30, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% ownership of the Company's New Jersey partnership, was remeasured using the Monte Carlo simulation model and resulted in a loss of $500.

During the three months ended June 30, 2021, the Company recognized a loss on fair value of warrants of $19,891 as a result of the increase in the Company's share price from December 31, 2020 to June 30, 2021 as well as warrants exercised during the three months ended June 30, 2021.

Finance and other expenses

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Finance and other expenses	$13,902	$8,919
$ change	$4,983
% change	56%

The increase in finance expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to interest expense recognized on the loans acquired as part of the Gage Acquisition, as well as a loss recognized on disposal of fixed assets of $981 related to lights at the Pennsylvania cultivation facility which were discarded during the three months ended June 30, 2022.

Transaction and restructuring costs

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Transaction and restructuring costs	$627	$432
$ change	$195
% change	45%

The increase in transaction and restructuring costs for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to work done for Sarbanes Oxley implementation during the three months ended June 30, 2022.

Impairment of goodwill

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Impairment of goodwill	$-	$5,007
$ change	$(5,007)
% change	-100%

The impairment of goodwill for the three months ended June 30, 2021 was related to the Company's Florida reporting unit as the Company determined that the estimated cash flows of its Arise business did not support the carrying value of the intangible assets and goodwill. As a result, the Company recorded impairment to reduce the balance of goodwill at its Florida reporting unit to $nil.

Impairment of intangible assets

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Impairment of intangible assets	$-	$3,633
$ change	$(3,633)
% change	-100%

The impairment recorded during the three months ended June 30, 2021 relates to the write-off of intellectual property at the Company's Arise business.

Unrealized and realized foreign exchange loss

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Unrealized and realized foreign exchange loss	$(306)	$3,055
$ change	$(3,361)
% change	-110%

The decrease in unrealized foreign exchange loss for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is a result of the remeasurement of USD denominated cash and other assets recorded in C$ functional currency at the Company’s Canadian operations.

Unrealized and realized gain on investments

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Unrealized and realized loss (gain) on investments	$234	$(5,964)
$ change	$6,198
% change	-104%

The loss on investment during the three months ended June 30, 2022 is related to the revaluation of the investments acquired through the Gage Acquisition. The gain on investment during the three months ended June 30, 2021 relates to the acquisition of the remaining 90% investment in Guadco LLC and KCR Holdings LLC on April 30, 2021.

Provision for income taxes

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Provision for income taxes	$4,688	$6,937
$ change	$(2,249)
% change	-32%

The decrease in provision for income taxes for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was due to the decline in revenue and associated decline in gross profit, mainly related to the operational reconfiguration of the Company's cultivation facility in Pennsylvania.

Results from Operations- Six months ended June 30, 2022 and June 30, 2021

The following tables represent the Company’s results from operations for the six months ended June 30, 2022 and 2021.

Revenue, net

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Revenue	$115,812	$118,473
Excise and cultivation taxes	(1,349)	(6,396)
Revenue, net	$114,463	$112,077
$ change	$2,386
% change	2%

The increase in net revenue at June 30, 2022 as compared to June 30, 2021 was due to an increase in retail revenue of $36,334 from $37,363 for the six months ended June 30, 2021 to $73,697 for the six months ended June 30, 2022. The increase in revenue is mainly due to adult use sales in New Jersey which commenced during the six months ended June 30, 2022, as well as the Gage Acquisition. Retail dispensaries increased from thirteen at June 30, 2021 to twenty-six at June 30, 2022.

This increase is partially offset by a decrease of $33,948 in wholesale revenue from $74,714 for the six months ended June 30, 2021 to $40,766 for the six months ended June 30, 2022, which was mainly related to a decline in the Canada business, as well as the operational reconfiguration of the Company's cultivation facility in Pennsylvania, as well as the aforementioned vape recall. As a result of the recall, the Company recorded sales returns of $1,040 during the six months ended June 30, 2022.

Cost of Sales

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cost of sales	$67,835	$41,601
Impairment and write downs of inventory	8,495	699
Total cost of sales	$76,330	$42,300
$ change	$34,030
% change	80%
Cost of sales as a % of revenue	67%	38%

The increase in cost of sales for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was driven mainly by the Gage Acquisition, as well as an increase in New Jersey due to adult use sales which commenced during the six months ended June 30, 2022. The increase in cost of sales as a percentage of revenue was primarily due to lower wholesale flower sales volume in Pennsylvania leading to under-absorption, and unfavorable mix, primarily related to lower Gage bulk wholesale sales at the end of the first quarter.

In addition, management wrote down its inventory by $8,495 and $699 for the six months ended June 30, 2022 and 2021, respectively. The inventory write-downs in the current year period were mainly due to the write down of inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania, write downs of inventory related to the vape recall, as well as inventory in Canada that the Company deemed unsaleable. As a result of the recall, the Company wrote off $1,925 of inventory during the six months ended June 30, 2022. The inventory write-downs in the prior year period were related to inventory that the Company deemed unsaleable.

General and Administrative Expense (G&A)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
General and administrative expense	$56,533	$41,142
$ change	$15,391
% change	37%
G&A excluding share-based compensation	$48,714	$32,927
G&A excluding share-based compensation as a % of revenue	43%	29%

The increase in G&A expenses was primarily a result of increased salaries and wages of $7,815, sales and marketing expense of $4,464, and office and general expense of $2,384, which is primarily a result of the Gage Acquisition.

Amortization and Depreciation Expense

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Amortization and depreciation	$5,634	$3,717
$ change	$1,917
% change	52%

The increase in amortization and depreciation expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to the Gage Acquisition. The Company acquired intangible assets including cultivation and processing licenses, as well as retail licenses, which are amortized over a 15 year period. The fair value of the cultivation and processing licenses and retail licenses at acquisition were $77,198 and $53,321, respectively.

Revaluation of contingent consideration

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Revaluation of contingent consideration	$153	$2,990
$ change	$(2,837)
% change	-95%

The decrease in the revaluation of contingent consideration for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is a result of a reduction in the liability as compared to June 30, 2021 due to payments for the earnout of Ilera of $29,668, and State Flower of $7,040 made subsequent to June 30, 2021, reducing the amount outstanding. This decrease is partially offset by the accretion of the contingent consideration payable for KCR, which are recorded at the present value of future payments upon initial recognition.

(Gain) loss on fair value of warrants and purchase option derivative asset

	For the Six Months Ended
	June 30, 2022	June 30, 2021
(Gain) loss on fair value of warrants and purchase option derivative asset	$(53,058)	$25,301
$ change	$(78,359)
% change	-310%

The warrant liabilities have been remeasured to fair value at June 30, 2022 using the Black Scholes model. The Company recognized a gain during the six months ended June 30, 2022 as a result of the reduction of the Company's share price from December 31, 2021 as compared to June 30, 2022, as well as from warrants exercised during the six months ended June 30, 2022. The combined impact resulted in a gain on fair value of warrants of $53,876.

For the six months ended June 30, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% ownership of the Company's New Jersey partnership, was remeasured using the Monte Carlo simulation model and resulted in a loss of $818.

During the six months ended June 30, 2021 the Company recognized a loss on fair value of warrants of $25,301 as a result of the increase in the Company's share price from December 31, 2020 to June 30, 2021 as well as warrants exercised during the six months ended June 30, 2021.

Finance and other expenses

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Finance and other expenses	$20,758	$15,309
$ change	$5,449
% change	36%

The increase in finance expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to interest expense recognized on the loans acquired as part of the Gage Acquisition.

Transaction and restructuring costs

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Transaction and restructuring costs	$1,242	$432
$ change	$810
% change	188%

The increase in transaction and restructuring costs for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the Gage Acquisition, as well as work done for Sarbanes Oxley implementation.

Impairment of goodwill

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Impairment of goodwill	$-	$5,007
$ change	$(5,007)
% change	-100%

The impairment of goodwill for the six months ended June 30, 2021 was related to the Company's Florida reporting unit as the Company determined that the estimated cash flows of its Arise business did not support the carrying value of the intangible assets and goodwill. As a result, the Company recorded impairment to reduce the balance of goodwill at its Florida reporting unit to $nil.

Impairment of intangible assets

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Impairment of intangible assets	$-	$3,633
$ change	$(3,633)
% change	-100%

The impairment recorded during the six months ended June 30, 2021 relates to the write-off of intellectual property at the Company's Arise business.

Unrealized and realized foreign exchange loss

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Unrealized and realized foreign exchange loss	$50	$5,838
$ change	$(5,788)
% change	-99%

The decrease in unrealized foreign exchange loss for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is a result of the remeasurement of USD denominated cash and other assets recorded in C$ functional currency at the Company’s Canadian operations.

Unrealized and realized gain on investments

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Unrealized and realized loss (gain) on investments	$234	$(6,192)
$ change	$6,426
% change	-104%

The loss on investment during the six months ended June 30, 2022 is related to the revaluation of the investments acquired through the Gage Acquisition. The gain on investment during the six months ended June 30, 2021 relates to the acquisition of the remaining 90% investment in Guadco LLC and KCR Holdings LLC on April 30, 2021.

Provision for income taxes

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Provision for income taxes	$8,431	$16,373
$ change	$(7,942)
% change	-49%

The decrease in provision for income taxes for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was due to the decline in revenue and associated decline in gross profit, mainly related to the operational reconfiguration of the Company's cultivation facility in Pennsylvania, as well as the vape recall by the Pennsylvania Department of Health.

Liquidity and Capital Resources

	June 30, 2022	December 31, 2021
	$	$
Cash and cash equivalents	48,426	79,642
Current assets	137,318	143,221
Non-current assets	871,299	438,713
Current liabilities	140,403	61,044
Non-current liabilities	323,246	291,936
Working capital	(3,085)	82,177
Total shareholders' equity	544,968	228,954

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

At June 30, 2022, TerrAscend had cash and cash equivalents of $48,426, which is sufficient to fund the Company’s ongoing operations. Any additional future requirements will be funded through the following sources of capital:

•
Cash from ongoing operations.

•
Market offerings.

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

The Company has $280,136 in principal amounts of loans payable at June 30, 2022. Of this amount, $68,955 are due within the next twelve months. The Company has entered into operating leases for certain premises and offices for which it owes monthly lease payments.

In addition, the Company's undiscounted contingent consideration payable is $10,734 at June 30, 2022. The contingent consideration payable relates to the Company's business acquisitions of The Apothecarium, State Flower, and KCR. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the agreement. The contingent consideration is revalued at the end of each reporting period.

The Company expects that its cash on hand and cash flows from operations, along with financing transactions, will be adequate to meet its capital requirements and operational needs for at least the next 12 months.

Cash Flows

Cash flows from operating activities

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(34,976)	$(10,076)

The increase in cash used in operating activities for the six months ended June 30, 2022 is primarily due to an increase in loss from operations to $24,034 from a profit of $24,918 in the prior year period, as well as changes in working capital items of $16,081.

Cash flows from investing activities

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Net cash provided used in investing activities	$(39)	$(63,387)

The net cash used in investing activities for the six months ended June 30, 2022 primarily relates to investments in property and equipment of $12,500 and deposits for property and equipment of $10,036, primarily related to the buildout of a cultivation site in Maryland, continuing renovations at the Company's Pennsylvania cultivation site, as well as the continued buildout of the Company's Lodi alternative treatment center in New Jersey. Additionally, the Company had investments in intangible assets of $1,330, primarily related to adult use licenses in New Jersey. The cash used in investing activities is offset by cash inflows of $24,716 related to the cash acquired through the Gage Acquisition.

In comparison, the net cash used in investing activities for the six months ended June 30, 2021 primarily relates to cash consideration paid for the acquisitions of KCR and HMS totaling $42,736. Additionally, the Company had investments in property and equipment of $10,856 primarily related to the buildout of the New Jersey operations and expansions in Pennsylvania cultivation and $10,583 related to deposits paid for expansion of the cultivation premises in Pennsylvania.

Cash flows from financing activities

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Net cash provided by financing activities	$8,781	$168,507

During the six months ended June 30, 2022, 7,989,436 Common Share warrants were exercised for total proceeds of $23,797 and 88,015 stock options were exercised for total gross proceeds of $361. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of State Flower of $6,630, loan principal payments of $5,203, loan amendment fee paid on the modification of the Ilera term loan of $1,200, and tax distributions paid on behalf of the partners of the New Jersey operations of $1,436.

Net cash provided by financing activities for the six months ended June 30, 2021, was mainly the result of the private placement on January 28, 2021, in which the Company issued 18,115,656 Common Shares at a price of $9.64 (C$12.35) per Common Share for total proceeds of $173,477, net of share issuance costs of $1,643. Additionally, during the six months ended June 30, 2021, 2,590,178 Common Share warrants were exercised for total proceeds of $6,777 and 699,009 stock options were exercised at $0.67-$6.93 (C$0.85-$8.52) per unit for total gross proceeds of $2,385. In addition, 1,900 preferred share warrants were exercised at $3,000 per unit for total gross proceeds of $3,759. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of Ilera of $18,274.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company's ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates Adjusted gross profit as gross profit adjusted for certain material non-cash items and Adjusted EBITDA as EBITDA adjusted for material non-cash items and certain other adjustments management believes are not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The Company believes this definition is a useful measure to assess the performance of the Company as it provides more meaningful operating results by excluding the effects of expenses that are not reflective of the Company's underlying business performance and other one-time non-recurring expenses.

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

		For the Three Months Ended		For the Six Months Ended
	Notes	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)		$14,162	$(29,662)	$(1,844)	$(43,773)
Add (deduct) the impact of:
Provision for income taxes		4,688	6,937	8,431	16,373
Finance expenses		9,427	6,424	16,125	11,783
Amortization and depreciation		7,046	3,529	12,131	7,050
EBITDA	(a)	35,323	(12,772)	34,843	(8,567)
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	549	567	2,355	567
Non-cash write downs of inventory	(c)	5,894	449	5,894	449
Vape recall	(d)	1,071	-	2,965	—
Share-based compensation	(e)	4,463	4,648	7,819	8,215
Impairment of goodwill and intangible assets	(f)	-	8,640	-	8,640
Loss on disposal of fixed assets	(g)	929	36	929	36
Revaluation of contingent consideration	(h)	34	(7)	153	2,990
Restructuring costs and executive severance	(i)	-	467	-	467
Legal settlements	(j)	-	740	—	2,121
Other one-time items	(k)	924	860	2,898	1,122
(Gain) loss on fair value of warrants and purchase option derivative asset	(l)	(47,345)	19,891	(53,058)	25,301
Indemnification asset release	(m)	3,998	2,599	3,973	3,796
Unrealized and realized loss (gain) on investments	(n)	234	(5,964)	234	(6,192)
Unrealized and realized foreign exchange loss	(o)	(306)	3,055	50	5,838
Adjusted EBITDA		$5,768	$23,209	$9,055	$44,783

The table below reconciles gross profit to adjusted gross profit for the three and six months ended June 30, 2022 and 2021.

		For the Three Months Ended		For the Six Months Ended
	Notes	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Gross profit		$22,993	$34,835	$38,133	$69,777
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	549	567	2,355	567
Non-cash write downs of inventory	(c)	5,894	449	5,894	449
Vape recall	(d)	1,071	-	2,965	-
Accelerated depreciation	(p)	-	-	238	-
		$30,507	$35,851	$49,585	$70,793

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
(c)
Represents inventory write downs outside of the normal course of operations. These inventory write-downs were related to the the write down of aged inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania.
(d)
On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall the Company recorded sales returns of $nil and $1,040 and write-downs of inventory of $1,071 and $1,925 for the three and six months ended June 30, 2022, respectively.
(e)
Represents non-cash share-based compensation expense.
(f)
Represents impairment charges taken on the Company's intangible assets and goodwill.
(g)
Represents loss taken on write-down of property and equipment.
(h)
Represents the revaluation of the Company’s contingent consideration liabilities.
(i)
Represents costs associated with executive severance and restructuring of business units.
(j)
Represents one-time legal settlement charges.
(k)
Includes one-time fees incurred in connection with the Company’s acquisitions, such as expenses related to professional fees, consulting, legal and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for Sarbanes Oxley implementation, as well as work completed in preparation of becoming a US filer. These fees are not indicative of the Company’s ongoing costs.

(l)
Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the US denominated preferred share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
(m)
Represents the reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
(n)
Represents unrealized and realized loss (gain) on fair value changes on strategic investments.
(o)
Represents the remeasurement of USD denominated cash and other assets recorded in C$ functional currency.
(p)
Represents accelerated depreciation taken in Maryland due to the move of the cultivation facility from Frederick and Hagerstown.

The decrease in Adjusted EBITDA for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to lower volume and resulting gross margin compression in Pennsylvania related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania.

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

On April 14, 2022, the Company entered into a definitive agreement to acquire KISA Enterprises MI, LLC and KISA Holdings, LLC ("Pinnacle"), a dispensary operator in Michigan, and related real estate, for total consideration of $28,500, payable in cash, two promissory notes in an aggregate amount of $10,000, and stock. The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanana, Camden, Edmore, and Morenci, Michigan. The Company intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand. This transaction is pending approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks for the quarter ended June 30, 2022 from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the President and Chief Financial Officer concluded that, as of June 30, 2022 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time involved in various legal proceedings, including litigation related to intellectual property, product liability, employment, and commercial matters. TerrAscend believes that none of the litigation in which it is currently involved in individually or in the aggregate, is material to the Company’s consolidated financial condition or results of operations. There have been no material changes to the Company's legal proceedings as previously disclosed in its Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Item 1A. Risk Factors.

Investing in the Company's common stock involves a high degree of risk. For a detailed discussion of the risks that affect the Company's business, please refer to the section titled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022. There have been no material changes to the Company's risk factors as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information describes securities sold by the Company during the fiscal quarter ending June 30, 2022, which were not registered under the Securities Act. Included are securities issued in exchange other securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company did not issue or sell any unregistered securities as previously disclosed in its Current Report on Form 8-K, as originally filed with the SEC on March 14, 2022.

Item 6. Exhibits.

Exhibit		Description of Exhibit Incorporated Herein by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1*	Arrangement Agreement, dated October 8, 2018, by and among TerrAscend Corp., Canopy Growth Corporation, Canopy Rivers Corporation, JW Opportunities Master Fund, Ltd., JW Partners, LP and Pharmaceutical Opportunities Fund, LP.	10-12G	000-56363	2.1	11/2/2021

2.2*	Securities Purchase Agreement, dated February 10, 2019 by and among BTHHM Berkeley, LLC, PNB Noriega, LLC, V Products, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.2	11/2/2021

2.3*	Securities Purchase Agreement, dated February 10, 2019, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen, and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.3	11/2/2021

2.4*	Securities Purchase and Exchange Agreement, dated August 1, 2019, by and among Ilera Holdings LLC, Mera I LLC, Mera II LLC, TerrAscend Corp., WDB Holding PA, Inc. and Osagie Imasogie.	10-12G	000-56363	2.4	11/2/2021

2.5*	Securities Purchase Agreement, dated February 10, 2019, by and among Gravitas Nevada Ltd, Verdant Nevada LLC, Green Achers Consulting Limited, TerrAscend Corp. and WDB Holding, NV, Inc.	10-12G	000-56363	2.5	11/2/2021

2.6*	Arrangement Agreement, dated August 31, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.6	11/2/2021
2.7*	Membership Interest Purchase Agreement, dated August 31, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G	000-56363	2.7	11/2/2021

2.8*	First Amendment to Membership Purchase Agreement, dated November 9, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G/A	000-56363	2.8	12/22/2021

2.9	Amending Agreement, dated October 4, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.9	11/2/2021

3.1	Articles of TerrAscend Corp., dated March 7, 2017	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-Laws of TerrAscend Corp., dated March 7, 2017	10-12G	000-56363	3.4	11/2/2021

10.1	Second Amendment to Membership Interest Purchase Agreement, dated March 8, 2022, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC, Seller* and Gage Growth Corp.	8-K	000-56363	10.1	3/14/2022

10.2	Second Amendment to Arrangement Agreement, dated March 8, 2022, by and between TerrAscend Corp. and Gage Growth Corp.	8-K	000-56363	10.2	3/14/2022

10.3*	Debenture Agreement, dated March 10, 2020 by and between Canopy Growth and TerrAscend Canada, Inc.	10-K	000-56363	10.2	3/17/2022

10.4	Credit Agreement, dated December 18, 2020, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-K	000-56363	10.3	3/17/2022

110.5	Credit Agreement, dated November 2, 2021, by and among Gage Growth Corp. and its subsidiaries, as Borrowers, and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent	10-K	000-56363	10.21	3/17/2022

10.6*	Employment Agreement, dated May 23, 2022, by and between TerrAscend Corp. and Lynn Gefen					X

10.7	First Amendment to Credit Agreement, dated December 18, 2020, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent					X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 11, 2022	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Operating Officer