Form 10-Q
period 2022-09-30
TerrAscend Corp.
filed 2022-11-14
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 11, 2022, the registrant had 258,580,542 shares of common stock, $0.01 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that TerrAscend Corp. (“TerrAscend” or the “Company”) believes are, or may be considered to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of the Company’s industry or the Company’s prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "can", “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to:

•	the performance of the Company’s business and operations;

•	the Company’s expectations regarding revenues, expenses and anticipated cash needs;

•	the competitive conditions of the industry;

•	federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the U.S. relating to cannabis operations in the U.S.;

•	the legalization of the use of cannabis for medical and/or recreational use in the U.S. and the related timing and impact thereof;

•	laws and regulations and any amendments thereto applicable to the business and the impact thereof;

•	the competitive advantages and business strategies of the Company;

•	the Company’s ability to source and operate facilities in the U.S.;

•

the Company’s ability to integrate and operate the assets acquired from Arise Bioscience Inc. (“Arise”), the Apothecarium Dispensaries (“The Apothecarium”), Valhalla Confections (“Valhalla”), Ilera Healthcare (“Ilera”), State Flower or ABI SF LLC (“State Flower”), HMS Health, LLC, KCR Holdings LLC, Gage Growth Corp. ("Gage"), and KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle");

•	any benefits expected from the acquisition of Gage ("Gage Acquisition"); and

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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the

United States relating to cannabis operations in the United States; and those discussed under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022 and as amended on March 24, 2022 ("2021 Form 10-K"). The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$34,288	$79,642
Restricted cash	1,031	—
Accounts receivable, net	17,937	14,920
Investments	3,556	—
Inventory	49,391	42,323
Prepaid Expenses and other current assets	7,194	6,336
	113,397	143,221
Non-Current Assets
Property and equipment, net	244,125	140,762
Deposits	1,455	1,977
Operating lease right of use assets	30,044	29,561
Intangible assets, net	240,503	168,984
Goodwill	90,326	90,326
Indemnification asset	—	3,969
Other non-current assets	5,638	3,134
	612,091	438,713
Total Assets	$725,488	$581,934

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$61,680	$30,340
Deferred revenue	2,309	1,071
Loans payable, current	75,305	8,837
Contingent consideration payable, current	4,434	9,982
Operating lease liability, current	1,582	1,171
Lease obligations under finance leases, current	369	22
Corporate income tax payable	23,088	9,621
Other current liabilities	3,575	-
	172,342	61,044
Non-Current Liabilities
Loans payable, non-current	172,322	176,306
Contingent consideration payable, non-current	1,250	2,553
Operating lease liability, non-current	31,058	30,573
Lease obligations under finance leases, non-current	4,698	181
Warrant liability	679	54,986
Deferred income tax liability	40,414	14,269
Financing obligations	11,408	—
Other long term liabilities	12,495	13,068
	274,324	291,936
Total Liabilities	446,666	352,980
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,658 and 13,708 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 610 and 610 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and 36 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 52,395,071 and 38,890,571 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, no par value, unlimited shares authorized; 257,860,852 and 190,930,800 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	877,298	535,418
Accumulated other comprehensive income (loss)	1,694	2,823
Accumulated deficit	(605,336)	(314,654)
Non-controlling interest	5,166	5,367
Total Shareholders' Equity	278,822	228,954
Total Liabilities and Shareholders' Equity	$725,488	$581,934

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$67,726	$50,537	$183,538	$169,010
Excise and cultivation tax	(701)	(1,398)	(2,050)	(7,794)
Revenue, net	67,025	49,139	181,488	161,216

Cost of Sales	42,662	27,642	118,992	69,942

Gross profit	24,363	21,497	62,496	91,274

Operating expenses:
General and administrative	29,385	21,320	85,918	62,462
Amortization and depreciation	3,032	1,947	8,666	5,664
Impairment of intangible assets	152,928	—	152,928	3,633
Impairment of goodwill	178,314	—	178,314	5,007
Total operating expenses	363,659	23,267	425,826	76,766

(Loss) income from operations	(339,296)	(1,770)	(363,330)	14,508
Other expense (income)
Revaluation of contingent consideration	36	(338)	189	2,652
Gain on fair value of warrants and purchase option derivative asset	(5,497)	(69,016)	(58,555)	(43,715)
Finance and other expenses	9,469	6,972	30,227	22,281
Transaction and restructuring costs	1,359	1,034	2,601	1,466
Unrealized and realized foreign exchange loss (gain)	586	(1,256)	636	4,582
Unrealized and realized (gain) loss on investments	(231)	—	3	(6,192)
(Loss) income before provision from income taxes	(345,018)	60,834	(338,431)	33,434
Provision for income taxes	(34,033)	4,999	(25,602)	21,372
Net (loss) income	$(310,985)	$55,835	$(312,829)	$12,062

Foreign currency translation	(2,758)	1,745	1,129	(3,469)
Comprehensive (loss) income	$(308,227)	$54,090	$(313,958)	$15,531

Net (loss) income attributable to:
Common and proportionate Shareholders of the Company	$(313,212)	$54,428	$(316,352)	$9,594
Non-controlling interests	2,227	1,407	3,523	2,468

Comprehensive (loss) income attributable to:
Common and proportionate Shareholders of the Company	$(310,454)	$52,683	$(317,481)	$13,063
Non-controlling interests	2,227	1,407	3,523	2,468

Net (loss) income per share, basic and diluted
Net (loss) income per share - basic	$(1.23)	$0.30	$(1.32)	$0.05
Weighted average number of outstanding common and proportionate voting shares	254,355,792	184,438,592	239,567,866	179,441,224
Net (loss) income per share - diluted	$(1.23)	$0.25	$(1.32)	$0.04
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	254,355,792	214,134,641	239,567,866	214,756,569

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

Three months ended

	Number of Shares
			Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at June 30, 2022	252,707,325	52,395,071	12,658	610	—	—	318,370,600	$889,961	$(1,063)	(315,132)	6,215	$579,981
Shares issued - stock option, warrant and RSU exercises	253,140	—	—	—	—	—	253,140	36	—	—	—	36
Shares issued- acquisitions	4,803,184	—	—	—	—	—	4,803,184	7,926	—	—	—	7,926
Shares issued- liability settlement	97,203	—	—	—	—	—	97,203	242	—	—	—	242
Share-based compensation expense	—	—	—	—	—	—	—	2,705	—	—	—	2,705
Options and warrants expired/forfeited	—	—	—	—	—	—	—	(23,008)	—	23,008	—	—
Capital distribution	—	—	—	—	—	—	—	(564)	—	—	(3,276)	(3,840)
Net (loss) income for the period	—	—	—	—	—	—	—	—	—	(313,212)	2,227	(310,985)
Foreign currency translation	—	—	—	—	—	—	—	—	2,757	—	—	2,757
Balance at September 30, 2022	257,860,852	52,395,071	12,658	610	—	—	323,524,127	$877,298	$1,694	$(605,336)	$5,166	$278,822

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at June 30, 2021	184,402,803	38,890,571	—	13,708	610	—	—	237,610,922	$560,085	$1,552	(363,375)	4,480	$202,742
Shares issued - stock option, warrant and RSU exercises	134,954	—	—	—	—	36	—	170,773	155	—	—	—	155
Shares issued - liability settlement	3,000	—	—	—	—	—	—	3,000	23	—	—	—	23
Share-based compensation expense	—	—	—	—	—	—	—	—	5,178	—	—	—	5,178
Options expired/forfeited	—	—	—	—	—	—	—	—	(494)	—	494	—	—
Investment in NJ partnership	—	—	—	—	—	—	—	—	(48,594)	—	—	(1,406)	(50,000)
Capital contribution	—	—	—	—	—	—	—	—	—	—	—	557	557
Net (loss) income for the period	—	—	—	—	—	—	—	—	—	—	54,428	1,407	55,835
Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,745)	—	—	(1,745)
Balance at September 30, 2021	184,540,757	38,890,571	—	13,708	610	36	—	237,784,695	$516,353	$(193)	$(308,453)	$5,038	$212,745

Nine months ended

	Number of Shares
			Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2021	190,930,800	38,890,571	13,708	610	36	—	244,175,394	$535,418	$2,823	(314,654)	5,367	$228,954
Shares issued - stock option, warrant and RSU exercises	9,589,868	—	—	—	—	—	9,589,868	25,779	—	—	—	25,779
Shares, options and warrants issued- acquisitions	56,153,162	13,504,500	—	—	—	—	69,657,662	330,983	—	—	—	330,983
Shares issued- liability settlement	101,203	—	—	—	—	—	101,203	264	—	—	—	264
Shares issued- conversion	1,085,819	—	(1,050)	—	(36)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	10,524	—	—	—	10,524
Options and warrants expired/forfeited	—	—	—	—	—	—	—	(25,670)	—	25,670	—	—
Capital distribution	—	—	—	—	—	—	—	—	—	—	(3,724)	(3,724)
Net (loss) income for the period	—	—	—	—	—	—	—	—	—	(316,352)	3,523	(312,829)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,129)	—	—	(1,129)
Balance at September 30, 2022	257,860,852	52,395,071	12,658	610	—	—	323,524,127	$877,298	$1,694	$(605,336)	$5,166	$278,822

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2020	79,526,785	38,890,571	76,307	14,258	710	—	—	209,692,379	$305,138	$(3,662)	(318,594)	3,802	$(13,316)
Shares issued - stock option, warrant and RSU exercises	3,782,457	—	—	—	—	123	1,315	5,219,569	33,323	—	—	—	33,323
Shares issued - acquisitions	3,464,870	—	—	—	—	—	—	3,464,870	34,427	—	—	—	34,427
Shares issued - liability settlement	8,000	—	—	—	—	—	—	8,000	80	—	—	—	80
Private placement net of share issuance costs	18,115,656	—	—	—	—	—	—	18,115,656	173,477	—	—	—	173,477
Shares issued- conversion	78,358,768	—	(76,307)	(550)	(100)	(87)	(1,315)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	13,393	—	—	—	13,393
Options expired/forfeited	—	—	—	—	—	—	—	—	(547)	—	547	—	—
Conversion of convertible debt	1,284,221	—	—	—	—	—	—	1,284,221	5,656	—	—	—	5,656
Investment in NJ partnership	—	—	—	—	—	—	—	—	(48,594)	—	—	(1,406)	(50,000)
Capital contribution	—	—	—	—	—	—	—	—	—	—	—	174	174
Net (loss) income for the period	—	—	—	—	—	—	—	—	—	—	9,594	2,468	12,062
Foreign currency translation	—	—	—	—	—	—	—	—	—	3,469	—	—	3,469
Balance at September 30, 2021	184,540,757	38,890,571	—	13,708	610	36	—	237,784,695	$516,353	$(193)	$(308,453)	$5,038	$212,745

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities
Net (loss) income	$(312,829)	$12,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash write downs of inventory	14,873	961
Accretion expense	5,793	1,981
Depreciation of property and equipment and amortization of intangible assets	19,241	11,250
Amortization of operating right-of-use assets	1,513	1,289
Share-based compensation	10,524	13,393
Deferred income tax recovery	(44,266)	(682)
Loss on fair value of warrants and purchase option derivative	(58,555)	(43,715)
Revaluation of contingent consideration	189	2,652
Impairment of intangible assets	152,928	3,633
Impairment of goodwill	178,314	5,007
Loss on disposal of fixed assets	848	—
Release of indemnification asset	3,973	3,891
Forgiveness of loan principal and interest	—	(766)
Unrealized and realized foreign exchange loss	636	4,582
Unrealized and realized loss (gain) on investments	3	(6,192)
Changes in operating assets and liabilities
Receivables	4,317	1,144
Inventory	(1,894)	(10,450)
Prepaid expense and deposits	721	(523)
Deposits	2,340	(408)
Other assets	(1,522)	(4,214)
Accounts payable and accrued liabilities and other payables	(9,530)	(590)
Operating lease liability	(889)	3,750
Other liability	(9,627)	(11,394)
Contingent consideration payable	(410)	(14,978)
Corporate income tax payable	9,451	305
Deferred revenue	427	—
Net cash used in operating activities	(33,431)	(28,012)
Investing activities
Investment in property and equipment	(24,678)	(26,706)
Investment in intangible assets	(1,330)	(342)
Principal payments received on lease receivable	394	559
Distributions of earnings from associates	—	469
Deposits for property and equipment	(1,455)	(1,739)
Deposits for business acquisition	(852)	(25,000)
Payments made for land contracts	(888)	—
Net cash received on acquisition, net of cash paid	16,227	(42,736)
Net cash used in investing activities	(12,582)	(95,495)
Financing activities
Proceeds from options and warrants exercised	24,158	14,042
Loan principal paid	(6,088)	(2,250)
Loan amendment fee paid	(2,309)	—
Proceeds from loans payable	—	766
Cash distributions to NJ partners	(1,436)	—
Capital contributions (paid) received (to) from non-controlling interests	(1,237)	174
Payments of contingent consideration	(6,630)	(18,274)
Payments made for financing obligations	(921)	—
Proceeds from private placement, net of share issuance costs	—	173,477
Net cash provided by financing activities	5,537	167,935
Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(40,476)	44,428
Net effects of foreign exchange	(3,847)	(1,016)
Cash and cash equivalents and restricted cash, beginning of period	79,642	59,226
Cash and cash equivalents and restricted cash, end of period	$35,319	$102,638

Supplemental disclosure with respect to cash flows
Income taxes paid	$9,213	$37,032
Interest paid	$20,643	$17,408
Lease termination fee paid	$3,300	-
Non-cash transactions
Equity and warrant liability issued as consideration for acquisition	$337,739	$34,427
Promissory note issued as consideration for acquisitions	$10,000	$6,750
Investment in NJ Partnership	$-	$25,000
Shares issued for liability settlement	$264	$-
Accrued capital purchases	$12,118	$4,655

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

1. Nature of operations

TerrAscend was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services in the United States ("U.S.") and Canada cannabinoid markets where cannabis production or consumption has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including Gage Growth Corp. ("Gage"), a cultivator, processor, and retailer in Michigan; The Apothecarium (“The Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; TerrAscend NJ, LLC ("TerrAscend NJ"), a cultivator, processor and retailer with operations in New Jersey; Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a medical cannabis cultivator and processor based in Maryland; Valhalla Confections, a manufacturer of cannabis-infused edibles; State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco; and Arise Bioscience Inc., a manufacturer and distributor of hemp-derived products. Notwithstanding various states in the U.S. which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under US federal law for any purpose, by way of the Controlled Substances Act of 1970.

The Company has been listed on the Canadian Stock Exchange since May 3, 2017, having the ticker symbol "TER" and, effective October 22, 2018, the Company began trading on OTCQX under the ticker symbol "TRSSF". The Company’s registered office is located at 3610 Mavis Road, Mississauga, Ontario, L5C 1W2.

2.
Summary of significant accounting policies
(a)
Basis of presentation and going concern

These unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the operating results for the year ended December 31, 2022, or any other interim or future periods.

At September 30, 2022, the Company had cash and cash equivalents of $34,288. As reflected in the unaudited condensed consolidated financial statements, the Company has incurred net losses for the three and nine months ended September 30, 2022 of $310,985 and $312,829, respectively, which primarily related to impairment of goodwill and intangible assets in its Michigan business (refer to Note 7), and the Company had negative cash flow from operating activities for the nine months ended September 30, 2022 of $33,431. Subsequent to the quarter end, the Company entered into a senior secured term loan in an aggregate amount of $45,478 (refer to Note 22 for further details about the loan). The Company has $55,000 of debt that becomes due on November 30, 2022 that the Company plans to refinance (refer to Note 8 for more information about the senior secured term loan that becomes due on November 30, 2022).

While the Company's cash flow and net losses for the nine months ended September 30, 2022 are indicators that raise substantial doubt about whether the Company will be able to support its operations and meet its obligations in the near term, the Company believes this concern is mitigated by steps to improve its operations and cash position, including (i) identifying access to future capital, (ii) continued sales growth from the Company's consolidated operations, and (iii) various actions that were implemented during the three months ended September 30, 2022 leading to general and administrative expense reductions. If the Company is unable to refinance its debt obligations that become due November 30, 2022 and the efforts outlined above are ineffective, there could be a material adverse effect on the results of the Company's operations and financial condition.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2021 contained in the 2021 Form 10-K. There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting policies of the Company’s audited consolidated financial statements for the year ended December 31, 2021 in the 2021 Form 10-K other than noted below.

(b) New standards, amendments and interpretations adopted

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

In June 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-03, Fair value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which is intended to clarify that contractual sale restrictions are not considered in measuring equity securities at fair value. The ASU differentiates between (i) a restriction that is characteristic of a security (for which the effect of the restriction is included in the equity security's fair value because it is a security-specific characteristic) and (2) a contractual sale restriction (for which the effect of the restriction is not included in the equity security's fair value because it is an entity-specific characteristic). The effective date for adoption is for fiscal years beginning after December 15, 2023 for public business entities, with early adoption permitted for both interim and annual financial statements. The Company early adopted this beginning in the interim period ending June 30, 2022 in order to increase the comparability of reported financial information.

3.
Accounts receivable, net

	September 30, 2022	December 31, 2021
Trade receivables	$18,213	$14,684
Sales tax receivable	454	358
Other receivables	188	370
Provision for sales returns	(350)	(157)
Expected credit losses	(568)	(335)
Total receivables, net	$17,937	$14,920

Sales tax receivable represents input tax credits arising from sales tax levied on the supply of goods purchased or services received in Canada. Other receivables at September 30, 2022 and December 31, 2021 mainly include amounts due from the sellers of The Apothecarium.

	September 30, 2022	December 31, 2021
Trade receivables	$18,213	$14,684
Less: provision for sales returns and expected credit losses	(918)	(492)
Total trade receivables, net	$17,295	$14,192

Of which
Current	6,158	13,282
31-90 days	464	569
Over 90 days	11,591	833
Less: provision for sales returns and expected credit losses	(918)	(492)
Total trade receivables, net	$17,295	14,192

The over 90 days aged balance relates mainly to one customer who has agreed to a payment plan and the Company has received payments in accordance with the payment plan subsequent to September 30, 2022.

The following is a roll-forward of the provision for sales returns and allowances related to trade accounts receivable:

	September 30, 2022	December 31, 2021
Beginning of period	$492	1,782
Provision for sales returns	359	1,125
Expected credit losses	607	357
Write-offs charged against provision	(512)	(2,772)
Foreign currency translation adjustments	(28)	-
Total provision for sales returns and allowances	$918	492

4.
Acquisitions

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

Pinnacle

On August 23, 2022, in order to expand its retail footprint in Michigan, the Company acquired all of the outstanding equity interests in KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), a dispensary operator in Michigan, and related real estate, for total consideration of $30,253, which included consideration paid in cash of $12,327, two promissory notes in an aggregate amount of $10,000, and 4,803,184 common shares of the Company, no par value ("Common Shares"), valued at $7,926. Subject to compliance with securities laws, the Common Shares are subject to a contractual lock-up with one-third of the securities vesting on each of the thirty, sixty and ninety days from the closing date of the transaction. The cash consideration paid included repayments of indebtedness and transaction expenses on behalf of Pinnacle of $3,913 and $619, respectively. The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci, Michigan. The Company intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.

The terms of the agreement included earn-out consideration to Pinnacle equal to the greater of (i) two times net revenue of Pinnacle over the period commencing April 1, 2022 and continuing through and ending on September 30, 2022, or (ii) eight times EBITDA of Pinnacle over the same period, minus $28,500 for either case. If gross margin of Pinnacle is determined to be 90% or less of the gross margin for the six month period ended July 31, 2022, then the payment is calculated based solely on eight times EBITDA. The Company calculated the amount of this earn-out consideration to be $nil at both the closing date and at September 30, 2022.

The following table presents the fair value of assets acquired and liabilities assumed as of the August 23, 2022 acquisition date and allocation of the consideration to net assets acquired:

$
Cash and cash equivalents	3,838
Inventory	790
Prepaid expenses and other current assets	93
Property and equipment	5,321
Intangible assets	18,300
Goodwill	9,929
Accounts payable and accrued liabilities	(938)
Corporate income taxes payable	(443)
Deferred revenue	(249)
Deferred tax liability	(6,388)
Net assets acquired	30,253

Consideration paid in cash	13,183
Promissory note payable	10,000
Common shares of TerrAscend	7,926
Working capital adjustment	(856)
Total consideration	30,253

The acquired intangible assets include retail licenses, which are treated as definite-lived intangible assets and amortized over a 15 year period.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at September 30, 2022. The fair value of the net assets acquired, specifically with respect to property and equipment, intangible assets, deferred tax liability, and goodwill, has been determined

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

provisionally and is subject to adjustment. Upon completion of comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $117, including legal, due diligence, and other transaction-related expenses, and were included in transaction and restructuring costs in the consolidated statement of operations and comprehensive income (loss).

On a standalone basis, had the Company acquired the business on January 1, 2022, sales estimates would have been $19,000 for the nine months ended September 30, 2022 and net income estimates would have been -$7,533. Actual sales and net income for the nine months ended September 30, 2022 since the date of acquisition are $2,727 and $329, respectively.

Gage

On March 10, 2022, in order to expand its footprint in key markets, the Company acquired all of the issued and outstanding subordinate voting shares (or equivalent) of Gage, a cultivator, processor and retailer with operations in the Michigan market. Pursuant to the terms of the arrangement agreement, for each Gage subordinate voting share and other equity instruments, including outstanding stock options and warrants, each holder received a 0.3001 equivalent replacement award of the Company's respective security at the time of closing based on the closing price of the Common Shares on the Canadian Stock Exchange ("CSE") on March 10, 2022. On the acquisition date there was consideration in the form of 51,349,978 Common Shares valued at $242,884, 13,504,500 exchangeable units valued at $66,591, 4,940,364 replacement stock options with a fair value of $13,147, and 282,023 replacement warrants with a fair value of $435. Each of the directors, officers and 10% shareholders of Gage entered into contractual lock-up agreements, which included a total of 23,988,758 Common Shares and 13,504,500 exchangeable share units ("Exchangeable Share Units"). Of these Common Shares and Exchangeable Share Units, 2,496,137 were not subject to contractual lock-up restrictions, 3,117,608 were subject to 3 months contractual lock-up restrictions; 11,828,458 were subject to 6 month contractual lock-up restrictions; 7,519,165 were subject to 12 month contractual lock-up restrictions; 5,012,776 were subject to 18 month contractual lock-up restrictions; 5,012,776 were subject to 24 month contractual lock-up restrictions; and 2,506,338 were subject to 30 month contractual lock-up restrictions. Of these Common Shares and Exchangeable Share Units, 10,467,229 Common Shares were subject to a 6 month legal restriction in which the restriction is a characteristic of the security, and therefore considered in the fair value of share consideration. As such, a restriction discount of has been placed over the shares subject to lock-up of $10,323. The fair value of the replacement options and warrants was calculated using the Black Scholes Option Pricing Model ("Black Scholes model") combined with the percentage of the vesting period that was completed prior to the acquisition. Additionally, total consideration included warrant liabilities convertible into equity with a fair value of $6,756.

The following table presents the fair value of assets acquired and liabilities assumed as of the March 10, 2022 acquisition date and allocation of the consideration to net assets acquired:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

$
Cash and cash equivalents	23,366
Restricted cash	1,350
Accounts receivable	7,307
Inventory	19,364
Prepaid expenses and other assets	3,154
Property and equipment	65,393
Operating right of use asset	1,968
Deposits	1,147
Intangible assets	215,713
Goodwill	168,385
Investments	3,596
Accounts payable and accrued liabilities	(29,271)
Corporate income taxes payable	(5,000)
Operating lease liability	(1,986)
Finance lease liability	(235)
Deferred revenue	(562)
Loans payable	(60,605)
Deferred tax liability	(64,597)
Financing obligations	(12,577)
Other liabilities	(6,097)
Net assets acquired	329,813

Common Shares of TerrAscend	309,475
Fair value of other equity instruments	13,582
Fair value of warrants classified as liabilities	6,756
Total consideration	329,813

The acquired intangible assets include cultivation and processing licenses, as well as retail licenses, which are treated as definite-lived intangible assets and are amortized over a 15 year period. The fair value of the cultivation and processing and the retail licenses are $81,862 and $56,665, respectively. In addition, the intangible assets include brand intangibles which are treated as indefinite lived intangible assets. The fair value of the brand intangibles is $77,185.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at September 30, 2022. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, deferred revenue, property and equipment, operating right of use assets, lease liabilities, investments, corporate income taxes payable, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

During the three months ended September 30, 2022, the following adjustments were made to the provisional amounts:

•
As a result of early adoption ASU 2022-03 in order to increase comparability of reported financial information, during the three months ended September 30, 2022, the Company retrospectively adjusted the restriction discount and removed the restriction discount on certain shares by $35,013, from $45,336 to $10,323, resulting in an increase in intangible assets, goodwill, and deferred tax liability of $27,760, $7,253, and $4,994, respectively.
•
An adjustment was made to decrease property and equipment by $4,202 due to new information regarding the fair value at March 10, 2022. This resulted in an increase to goodwill of the same amount.
•
An adjustment was made to decrease inventory by $1,488 due to new information regarding the fair value at March 10, 2022. This resulted in an increase to goodwill of the same amount.
•
An adjustment was made to decrease investments by $525 due to new information regarding the fair value at March 10, 2022. This resulted in an increase to goodwill of the same amount.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

•
A reclassification was made to reduce accounts receivable by $1,299 and increase prepaid expenses and other assets to better reflect the nature of the accounts.
•
Other immaterial adjustments were made to accounts receivable, operating right of use asset, accounts payable and accrued liabilities, operating and finance lease liability, financing obligations, and other liabilities, resulting in a decrease to goodwill.

Costs related to this transaction were $3,680, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $1,040 was recorded during the nine months ended September 30, 2022, and was included in transaction and restructuring costs in the consolidated statement of operations and comprehensive income.

On a standalone basis, had the Company acquired the business on January 1, 2022, sales estimates would have been $57,864 for the nine months ended September 30, 2022 and net loss estimates would have been $(314,365). Actual sales and net loss for the nine months ended September 30, 2022 since the date of acquisition are $45,348 and $(305,154), respectively.

Contingent consideration

Contingent consideration recorded relates to the Company’s business acquisitions. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the terms of the agreement.

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	KCR	Total
Carrying amount, December 31, 2021	$8,360	$3,028	$1,147	$12,535
Payments of contingent consideration	(7,040)	—	—	(7,040)
Revaluation of contingent consideration	86	—	103	189
Carrying amount, September 30, 2022	$1,406	$3,028	$1,250	$5,684
Less: current portion	(1,406)	(3,028)	—	(4,434)
Non-current contingent consideration	$-	$-	$1,250	$1,250

During the nine months ended September 30, 2022, the Company made payments of $7,040 to the sellers of its previously acquired State Flower business. The remaining amount will be paid to the sellers of State Flower upon the Company's acquisition of the remaining 50.1% of State Flower, which is subject to regulatory approval.

Refer to Note 20 for discussion of valuation methods used when determining the fair value of the contingent consideration liability at September 30, 2022, and the changes in fair value during the nine months ended September 30, 2022.

5.
Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	September 30, 2022	December 31, 2021
Raw materials	$6,826	$3,185
Finished goods	11,314	8,721
Work in process	27,704	26,852
Accessories, supplies and consumables	3,547	3,565
	$49,391	$42,323

On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $nil and $1,925 of inventory during the three and nine months ended September 30, 2022, respectively.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

In addition, management wrote down its inventory by $6,378 and $12,948 for the three and nine months ended September 30, 2022, respectively, and $388 and $1,087 for the three and nine months ended September 30, 2021. The inventory write-downs in the three months ended September 30, 2022 primarily related to inventory the Company deemed unsaleable in its business in Canada. Additionally, the remaining impairment taken during the nine months ended September 30, 2022 was mainly due to the write down of inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania. The inventory write-downs in the prior year period were related to unsaleable disposable vape pens with faulty batteries as well as inventory in Canada that the Company deemed unsaleable.

6.
Property and equipment

Property and equipment consisted of:

	September 30, 2022	December 31, 2021
Land	$7,762	$4,183
Assets in process	29,574	6,858
Buildings & improvements	185,563	118,014
Machinery & equipment	30,492	23,424
Office furniture & equipment	8,492	3,232
Assets under finance leases	4,760	239
Total cost	266,643	155,950
Less: accumulated depreciation	(22,518)	(15,188)
Property and equipment, net	$244,125	$140,762

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

During the nine months ended September 30, 2022 and the twelve months ended December 31, 2021, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $3,006 and $8,519 for the three and nine months ended September 30, 2022, respectively ($2,538 and $5,944, respectively, were included in cost of sales) and $2,144 and $5,915 for the three and nine months ended September 30, 2021, respectively ($1,503 and $3,728, respectively, were included in cost of sales).

7.
Intangible assets and goodwill

Intangible assets consisted of the following:

At September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,677	$(1,985)	$692
Licenses	172,593	(16,166)	156,427
Brand intangibles	1,144	(540)	604
Non-compete agreements	280	(257)	23
Total finite lived intangible assets	176,694	(18,948)	157,746
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$259,451	$(18,948)	$240,503

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

At December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,626	$(1,353)	$1,273
Licenses	153,300	(11,311)	141,989
Brand intangibles	1,144	(254)	890
Non-compete agreements	280	(221)	59
Total finite lived intangible assets	157,350	(13,139)	144,211
Indefinite lived intangible assets
Brand intangibles	24,773	—	24,773
Total indefinite lived intangible assets	24,773	—	24,773
Intangible assets, net	$182,123	$(13,139)	$168,984

Amortization expense was $4,104 and $10,722 for the three and nine months ended September 30, 2022, respectively ($1,555 and $4,631, respectively, were included in cost of sales) and $2,056 and $5,335 for the three and nine months ended September 30, 2021, respectively ($750 and $1,858, respectively, were included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2022	$2,166
2023	$7,594
2024	$7,167
2025	$6,768
2026	$6,780

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2021	$90,326
Acquisitions (see Note 4)	160,201
Measurement period adjustment (see Note 4)	18,113
Impairment of goodwill	(178,314)
Balance at September 30, 2022	$90,326

Impairment of Intangible Assets

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finite lived intangible assets
Software	$-	$-	$-	$9
Licenses	133,728	—	133,728	—
Customer Relationships	—	—	—	2,000
Non-compete agreements	—	—	—	224
Total impairment of finite lived intangible assets	133,728	—	133,728	2,233
Indefinite lived intangible assets
Brand intangibles	19,200	—	19,200	1,400
Total impairment of indefinite lived intangible assets	19,200	—	19,200	1,400
Total impairment of intangible assets	$152,928	$-	$152,928	$3,633

Long-lived assets

The Company evaluates the recoverability of long-lived assets, including definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company determined that changes in market

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

expectations of cash flows in its Michigan business, as well as increased competition and supply in the state, were indicators that an impairment test was appropriate.

The impairment test for long-lived assets is a two-step test, whereby management first determines the recoverable amount by calculating the undiscounted cash flows of each asset group. If the recoverable amount is lower than the carrying value of the asset group, then impairment is indicated. The Company then determines the fair value of the asset group and allocates the impairment to the assets, being the (i) cultivation and processing licenses, and (ii) retail licenses, acquired through the Gage Acquisition. The Company compared the carrying value of the assets to its fair value and determined that the carrying value exceeded the fair value for both the retail and the cultivation and processing licenses. As such, the Company recorded impairment of $78,998 and $54,730 for the cultivation and processing licenses and retail licenses, respectively, reducing both the carrying values to $nil.

The fair value of each asset group was determined using cash flows expected to be generated by market participants, discounted at a weighted average cost of capital. The fair value of the specific assets that were impaired was determined using the multi period excess earnings method based on the following key assumptions:

•
Cash flows: estimated cash flows were projected based on actual operating results from internal sources, as well as industry and market trends. The forecasts were extended through the estimated useful lives of the assets;
•
Post-tax discount rate: the post-tax discount rate is reflective of the weighted average cost of capital ("WACC"). The WACC was estimated based on the risk-free rate, equity risk premium, beta premium, and after-tax cost of debt based on corporate bond yields; and
•
Tax rate: the tax rates used in determining future cash flows were those substantively enacted at the respective valuation date.

Indefinite lived intangible assets

Indefinite lived intangible assets are reviewed for impairment annually and whether there are events or changes in circumstances that indicate that the carrying amount has been impaired. The Company determined that the existence of impairment on certain long-lived assets, together with the changes in market expectations of cash flows in Michigan, as well as increased competition and supply in the state since the Company acquired the indefinite lived assets, indicate that the fair value of the Gage brand intangible assets are more likely than not lower than the carrying value. As such, the Company performed an impairment analysis and determined the fair value of its brand intangibles using the relief of royalty method. As a result of the quantitative analysis performed, the Company recognized impairment of $19,200, reducing the carrying value of the brand intangibles to $57,985.

In August 2021, the Company made the decision to undertake a strategic review process to explore, review and evaluate potential alternatives for its Arise business focused on maximizing shareholder value. As a result of this review, the Company recorded impairment of intangible assets of $3,633 for the nine months ended September 30, 2021.

Impairment of goodwill

Goodwill is reviewed for impairment annually and whenever there are events or changes in circumstances that indicate the carrying value has been impaired. Based on the indicators of impairment noted previously, the Company determined that there were indicators that the fair value of its reporting units are more likely than not lower than its carrying value. As such, a one-step quantitative impairment test was performed over its Michigan reporting unit, which includes goodwill acquired through the Gage Acquisition and the Pinnacle Acquisition. The following significant assumptions were applied in the determination of the fair value of the reporting unit using a discounted cash flow model:

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
•
Post-tax discount rate: the post-tax discount rate is reflective of the WACC. The WACC was estimated based on the risk-free rate, equity risk premium, beta premium, and after-tax cost of debt based on corporate bond yields; and
•
Tax rate: the tax rates used in determining future cash flows were those substantively enacted at the respective valuation date.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

During the nine months ended September 30, 2022, the Company recorded impairment of goodwill of $178,314 at its Michigan reporting unit, reducing the carrying value of the goodwill acquired through the Gage Acquisition and Pinnacle Acquisition to $nil.

As discussed in Note 4, the accounting for the acquisitions is provisional and subject to adjustment. Therefore, the impairment loss recognized for intangible assets and goodwill are also provisional until management has finalized the accounting for the acquisitions.
8.
Loans payable

	Canopy Growth (formerly RIV Capital) Loan	Canopy Growth- Canada Inc Loan	Other Loans	Canopy Growth- Arise Loan	Ilera Term Loan	KCR Loan	Gage loans	Pinnacle loans	Total
Balance at December 31, 2021	$8,680	$42,165	$7,915	$8,900	$115,233	$2,250	$-	$-	$185,143
Addition on acquisition	—	—	—	—	—	—	60,605	10,000	70,605
Loan amendment fee	—	—	—	—	(1,200)	—	(1,109)	—	(2,309)
Interest accretion	1,006	4,117	557	1,080	12,959	74	5,456	15	25,264
Principal and interest paid	(624)	(3,837)	(2,700)	—	(11,556)	(2,324)	(5,509)	(181)	(26,731)
Effects of movements in foreign exchange	(672)	(3,177)	(496)	—	—	—	—	—	(4,345)
Ending carrying amount at September 30, 2022	$8,390	$39,268	$5,276	$9,980	$115,436	$-	$59,443	$9,834	$247,627
Less: current portion	(437)	(2,003)	(474)	—	(5,042)	—	(57,515)	(9,834)	(75,305)
Non-current loans payable	$7,953	$37,265	$4,802	$9,980	$110,394	$-	$1,928	$-	$172,322

Total interest paid on all loan payables was $6,002 and $20,643 for the three and nine months ended September 30, 2022, respectively, and $4,118 and $17,408 for the three and nine months ended September 30, 2021, respectively.

Gage loans

The Gage Acquisition (refer to Note 4) included a senior secured term loan with an acquisition date fair value of $53,859. The Credit Agreement bears interest at a rate equal to the greater of (i) the Prime Rate plus 7% or (ii) 10.25%. The term loan is payable monthly and matures on November 30, 2022. The term loan is secured by a first lien on all Gage assets.

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2,683, and a promissory note with an acquisition date fair value of $4,065. The loan payable to the former owner bears interest at a rate of 0.2%. The promissory note bears interest at a fixed rate of 6%.

Pinnacle loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory notes mature on June 30, 2023 and bear interest rates of 6%.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

September 30, 2022
2022	$61,047
2023	18,183
2024	126,253
2025	—
2026	—
Thereafter	78,748
Total principal payments	$284,231

9.
Leases

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The lease periods generally range from 1 to 28 years for operating leases and 6 to 10 years for finance leases. The Company had three finance leases at September 30, 2022 and one finance lease at December 31, 2021.

Amounts recognized in the consolidated balance sheet are as follows:

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$30,044	$29,561

Operating lease liability classified as current	1,582	1,171
Operating lease liability classified as non-current	31,058	30,573
Total operating lease liabilities	$32,640	$31,744

Finance leases:
Property and equipment, net	$4,523	$168

Lease obligations under finance leases classified as current	369	22
Lease obligations under finance leases classified as non-current	4,698	181
Total finance lease obligations	$5,067	$203

The Company recognized operating lease expense of $1,310 and $3,665 for the three and nine months ended September 30, 2022, respectively, and $1,365 and $3,474 for the three and nine months ended September 30, 2021, respectively.

During the year ended December 31, 2021, the Company entered into a lease termination agreement (the "Lease Termination") with the landlord of its 22,000 square foot facility in Frederick, Maryland to enable the Company to terminate the lease prior to the end of the lease term. On January 27, 2022, the Company made a payment of $3,300 related to the Lease Termination at its Hagerstown location which enables the Company to terminate its building lease at a later date. The lease termination fee was expensed during the year ended December 31, 2021.

Other information related to operating leases at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	13.2	14.2
Finance leases	9.5	5.5

Weighted-average discount rate
Operating leases	10.69%	10.72%

Supplemental cash flow information related to leases are as follows:

	September 30, 2022	December 31, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$3,665	$3,987
Right-of-use assets obtained in exchange for operating lease obligations	$6,371	$9,773
Cash paid for amounts included in measurement of finance lease liabilities	$116	$40
Assets under finance leases obtained in exchange for finance lease obligations	$308	$-

Undiscounted lease obligations are as follows:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Operating	Finance	Total
2022	$1,224	$215	$1,439
2023	4,971	824	5,795
2024	4,962	757	5,719
2025	4,947	775	5,722
2026	4,671	794	5,465
Thereafter	43,887	4,608	48,495
Total lease payments	64,662	7,973	72,635
Less: interest	(32,022)	(2,906)	(34,928)
Total lease liabilities	$32,640	$5,067	$37,707

Under the terms of these operating sublease agreements, future rental income from such third-party leases is expected to be as follows:

2022	$122
2023	433
2024	434
2025	447
2026	263
Thereafter	-
Total rental payments	$1,699

A sale-leaseback transaction occurs when an entity sells an asset it owns and then immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes the lessor. Under Financial Accounting Standards Board Accounting Standards Codification 842, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred. The Company's subsidiary Gage entered into leaseback transactions on five properties of owned real estate. The Company has determined that these transactions do not qualify as a sale because control was not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease and continues to depreciate the asset. The Gage Acquisition (refer to Note 4) included financing obligations. The balance at September 30, 2022 was $12,182. Of this amount, $775 is included in other current liabilities and $11,407 is included in financing obligations in the unaudited condensed consolidated balance sheets.

10.
Shareholders’ equity

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	30,995,473	8,855,066	$4.20	5.66
Exercised	(7,989,436)		2.53
Replacement warrants granted on acquisition of Gage	282,023		6.47
Outstanding, September 30, 2022	23,288,060	1,110,168	$4.43	6.81

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

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	-	-	$-	-
Granted on acquisition of Gage	7,129,517
Outstanding, September 30, 2022	7,129,517	7,129,517	$8.66	1.24

The following is a summary of the outstanding warrants for proportionate voting shares of the Company at September 30, 2022. These warrants are exercisable for 0.001 of a proportionate voting share. The proportionate voting shares are exchangeable into Common Shares on a basis of 1,000 Common Shares per proportionate voting share.

	Number of Proportionate Share Warrants Outstanding	Number of Proportionate Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	8,590,908	8,590,908	$5.69	0.64
Expired	(8,590,908)
Outstanding, September 30, 2022	-	-	N/A	N/A

The expiration of the warrants for proportionate voting shares resulted in an increase to additional paid in capital and a decrease to the accumulated deficit in the unaudited interim condensed consolidated balance sheets.

The following is a summary of the outstanding preferred share warrants at September 30, 2022. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	16,056	16,056	$3,000	1.39
Exercised	(950)
Outstanding, September 30, 2022	15,106	15,106	$3,000	0.64

11.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock options	$2,338	$1,179	$8,428	$8,945
Restricted share units	367	3,999	2,096	4,448
Total share-based payments	$2,705	$5,178	$10,524	$13,393

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value	Weighted average fair value of nonvested options (per share) $
Outstanding, December 31, 2021	12,854,519	4.84	$4.85	$27,557	$4.22
Granted	7,058,840		3.67
Replacement options granted on acquisition of Gage	4,940,364		2.99
Exercised	(238,065)		1.60
Forfeited (1)	(1,457,049)		7.21
Expired	(408,684)		8.00
Outstanding, September 30, 2022	22,749,925	5.30	$3.63	1,173	$-

Exercisable, September 30, 2022	12,657,335	2.84	$2.99	1,173	N/A

Nonvested, September 30, 2022	10,092,588	8.38	$4.43	-	N/A

(1)
For stock options forfeited, represents one share for each stock option forfeited.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2022 and December 31, 2021, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2022 and December 31, 2021, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Company’s Common Stock on the exercise date and the price paid by the option holder to the exercise the option) related to stock options exercised is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Exercised	$188	$492	$328	$5,290

The Gage Acquisition included consideration in the form of 4,940,364 replacement options that had been issued on the acquisition date to employees of Gage. The post-combination options vest over a 1-3 year period. The fair value of the replacement options are estimated using the Black-Scholes Option Pricing Model with the following assumptions:

March 10, 2022
Volatility	55.0%-80.0%
Risk-free interest rate	1.22%-1.94%
Expected life (years)	1.00-5.00
Dividend yield	0%

The fair value of the various stock options granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions:

	September 30, 2022	December 31, 2021
Volatility	77.55% - 77.89%	79.05% - 81.51%
Risk-free interest rate	1.63% - 3.51%	0.90% - 1.72%
Expected life (years)	9.62 - 10.01	4.57 - 10.05
Dividend yield	0%	0%
Forfeiture rate	24.47%	23.21% - 27.73%

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

The total estimated fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $6,378 and $13,358, respectively. As of September 30, 2022, there was $39,658 of total unrecognized compensation cost related to unvested options.

Restricted Share Units

The following table summarizes the activities for the unvested restricted stock units ("RSUs") for the three and nine months ended September 30, 2022:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2021	192,171	13,294	N/A
Granted	1,176,397
Vested	(165,833)
Forfeited	(253,998)
Outstanding, September 30, 2022	948,737	13,050	N/A

As of September 30, 2022, there was $3,904 of total unrecognized compensation cost related to unvested RSUs.

12.
Non-controlling interest

Non-controlling interest consists mainly of the Company’s ownership minority interest in its New Jersey operations and IHC Real Estate operations and consists of the following amounts:

	September 30, 2022	December 31, 2021
Opening carrying amount	$5,367	$3,802
Capital distributions	(3,724)	(53)
Investment in NJ partnership	—	(1,406)
Net income attributable to non-controlling interest	3,523	3,024
Ending carrying amount	$5,166	$5,367

13.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At September 30, 2022 amounts due to/from related parties consisted of:

•
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 8), which makes up $3,550 of the total loan principal balance at each of September 30, 2022 and December 31, 2021, respectively.
•
Shareholders’ Equity: During the nine months ended September 30, 2022, the Company had the following transactions related to shareholders’ equity:
•
Pursuant to the Gage Acquisition, Jason Wild, Chairman of TerrAscend, and his respective affiliates received 10,467,229 of the Company's Common Shares in exchange for their Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates and 7,129,517 of the Company's warrants in exchange for their Gage warrants that were owned, held, controlled or directed, directly or indirectly, by Mr. Wild and his respective affiliates. The value of the interests of funds controlled directly or indirectly by Mr. Wild in the transaction in respect of the common shares was $51,614, less a restriction discount of $10,323 (refer to Note 4), in addition to the Company warrants issued in replacement of Gage warrants, at the implied consideration of $0.95 per TerrAscend warrant. Richard Mavrinac, a former director of the Company, received

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

40,213 Common Shares in exchange for his Gage subordinate voting shares that were owned, held, controlled or directed, directly or indirectly, by Mr. Mavrinac and also received 6,683 Common Shares in exchange for his Gage restricted stock units that were owned, held, controlled or directed, directly or indirectly by Mr. Mavrinac. The value of Mr. Mavrinac's interest in the transaction was $234.

14.
Income taxes

The effective tax rate was 10% and 8% for the three and nine months ended September 30, 2022, respectively, and 8% and 64% for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022 differed from the federal statutory tax rate primarily due to the disallowed tax deduction related to the Company's impairment of goodwill recorded during the three months ended September 30, 2022, and the disallowed tax deductions for business expenses pursuant to Section 280E of the Internal Revenue Code of 1986 (the "Code"). The effective tax rate for the three and nine months ended September 30, 2021 differed from the federal statutory tax rate primarily due to the disallowed tax deductions for business expenses pursuant to Section 280E of the Code.

During the three and nine months ended September 30, 2022, the Company recorded impairment of goodwill and intangible assets (refer to Note 7). The impairment charge resulted in a $41,316 reduction to the deferred tax liability associated with the Gage Acquisition intangibles recorded in purchase accounts (refer to Note 4). As discussed in Note 4, the accounting for the acquisitions is provisional and subject to adjustment. Therefore, the deferred tax liability is provisional until management has finalized the accounting for the acquisitions.

Unrecognized tax benefits on the unaudited interim condensed consolidated balance sheets of $9,318 were reclassified from corporate income tax payable to other long term liability at December 31, 2021 as the classification better aligns with the recognition of the benefits.

15.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Office and general	$5,749	$276	$15,357	$7,500
Professional fees	3,333	4,927	9,825	10,676
Lease expense	1,275	1,471	3,630	3,580
Facility and maintenance	1,828	6	3,278	1,321
Salaries and wages	11,971	8,703	34,888	23,805
Share-based compensation	2,705	5,178	10,524	13,393
Sales and marketing	2,524	759	8,416	2,187
Total	$29,385	$21,320	$85,918	$62,462

16.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Wholesale	$13,579	$24,221	$54,345	$98,935
Retail	53,446	24,918	127,143	62,281
Total	$67,025	$49,139	$181,488	$161,216

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

For each of the three and nine months ended September 30, 2022 and 2021, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania (refer to Note 5), the Company recorded sales returns of $nil and $1,040 during the three and nine months ended September 30, 2022, respectively.

17.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest accretion	$10,576	$6,643	$26,436	$19,389
Indemnification asset release	—	95	$3,973	3,891
(Gain)/loss on disposal of fixed assets	(81)	219	$848	256
Other (income) expense	(1,026)	15	$(1,030)	(1,255)
Total	$9,469	$6,972	$30,227	$22,281

The indemnification asset release is the reduction of the indemnification asset related to the expiration of the escrow agreement related to the acquisition of The Apothecarium.

18.
Segment and geography information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

Geography

The Company operates with subsidiaries located in Canada and the US.

The Company had the following net revenue by geography of:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
United States	$66,243	$46,117	$178,788	$148,258
Canada	782	3,022	2,700	12,958
Total	$67,025	$49,139	$181,488	$161,216

The Company had non-current assets by geography of:

	September 30, 2022	December 31, 2021
United States	$584,905	$409,150
Canada	27,186	29,563
Total	$612,091	$438,713

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

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital and through borrowings. The equity issuances are outlined in Note 11 and debt issuances are outlined in Note 8.

The Company is subject to covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of September 30, 2022.

Canopy Growth- Canada Inc loan

On November 11, 2022, TerrAscend Canada Inc. and Canopy USA III Limited Partnership ("Canopy USA III LP"), a successr to Canopy Growth Corporation, entered into an agreement for the period commencing August 31, 2022 to (and including) November 30, 2022, subject to certain conditions, whereby Canopy USA III LP agreed to a waiver of TerrAscend Canada Inc.’s obligation to maintain the minimum current assets as set forth in the loan financing agreement with Canopy USA LLL LP (see Note 8, referncing "Canopy Growth Canada Inc. loan").

Ilera term loan

On April 28, 2022, the Ilera term loan (refer to Note 8) was amended to provide WDB Holding PA, a subsidiary of the Company, with greater flexibility by resetting the minimum consolidated interest coverage ratio levels that must be satisfied at the end of each measurement period and extending the date in which WDB Holding PA is required to deliver its budget for the fiscal year ending 2021. In addition, the no-call period was extended from 18 months to 30 months, subject to a premium payment. This modification was not considered extinguishments of debt under ASC 470, Debt.

On November 11, 2022, WDB Holding PA, the Company, TerrAscend USA Inc. and the subsidiary guarantors party to the PA Credit Agreement and the PA Agent (on behalf of the required lenders) entered into an amendment to the PA Credit Agreement, pursuant to which the PA Agent and the required lenders agreed that WDB Holding PA’s obligation to maintain the consolidated interest coverage ratio as set forth in the PA Credit Agreement for the period ended September 30, 2022, shall not apply, subject to certain conditions, including (but not limited to) an obligation to enter into a subsequent amendment agreement on or before December 15, 2022, documenting certain enhancements and amendments to the PA Credit Agreement to be agreed. In addition, WDB Holding PA offered a prepayment of $5,000 pro rata to all lenders holding outstanding loans thereunder at a price equal to 103.22% of the principal amount prepaid, plus accrued and unpaid interest.

Gage loan

On August 10, 2022, the Gage senior secured term loan (refer to Note 8) was amended as a result of the corporate restructure in conjunction with the Gage Acquisition. The amendments to the Gage senior secured term loan include the addition of a borrower and guarantor under the term loan and a right of first offer in favor of the administrative agent for a refinancing of the term loan. This modification was not considered extinguishments of debt under ASC 470, Debt.

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

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At September 30, 2022				At December 31, 2021
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$34,288	$-	—	$-	$79,642	$-	—	$-
Restricted cash	1,031	—		—	—	—		—
Purchase option derivative asset	—	—		50	—	—		868
Total Assets	$35,319	$-		$50	$79,642	$-		$868
Liabilities
Contingent consideration payable	$-	$-		$5,684	$-	$-		$12,535
Warrant liability	—	679		—	—	54,986		—
Total Liabilities	$-	$679		$5,684	$-	$54,986		$12,535

There were no transfers between the levels of fair value hierarchy during the three and nine months ended September 30, 2022.

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

Level 2

Warrant liability

The following table summarizes the changes in the warrant liability for the nine months ended September 30, 2022:

Balance at December 31, 2021	$54,986
Addition on acquisition	6,756
Included in gain on fair value of warrants	(59,373)
Exercises	(1,690)
Balance at September 30, 2022	$679

The Company's warrant liability consists of its Series A, B, C, and D convertible preferred stock issued through its 2020 private placements ("private placement warrant liability"), as well as the warrant liability acquired through its Gage Acquisition ("Gage warrant liability") (refer to Note 4).

The private placement warrant liability has been measured at fair value at September 30, 2022. Key inputs and assumptions used in the Black Scholes model were as follows:

	September 30, 2022	December 31, 2021
Common Stock Price of TerrAscend Corp.	$1.28	$6.11
Warrant exercise price	$3,000	$3,000
Warrant conversion ratio	$1,000	$1,000
Annual volatility	73.3%	65.5%
Annual risk-free rate	4.0%	0.6%
Expected term (in years)	0.6	1.4

The Gage warrant liability has been remeasured at fair value at September 30, 2022. Key inputs and assumptions used in the Black Scholes model were as follows:

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	September 30, 2022	March 10, 2022
Common Stock Price of TerrAscend Corp.	$1.28	$4.92
Warrant exercise price	$8.66	$8.66
Annual volatility	69.72% - 70.19%	65.0%
Annual risk-free rate	4.2%	1.7%
Expected term (in years)	1.3	2.0

Level 3

Purchase option derivative asset

The following table summarizes the changes in the purchase option derivative asset:

Balance at December 31, 2021	$868
Revaluation of purchase option derivative asset	(818)
Balance at September 30, 2022	$50

The purchase option derivative asset has been measured at fair value at the transaction date using the Monte Carlo simulation model that relies on assumptions around the Company's EBITDA volatility and risk adjusted discount, among others. Key inputs and assumptions used in the Monte Carlo simulation model are summarized below:

	September 30, 2022	December 31, 2021
Term (in years)	0.8	1.3
Risk-free rate	2.5%	0.4%
EBITDA discount rate	15.5%	15.0%
EBITDA volatility	37.1%	44.0%

Contingent Consideration Payable

The fair value of contingent consideration at September 30, 2022 and December 31, 2021 was determined using a probability weighted model based on the likelihood of achieving certain revenue and EBITDA scenario outcomes. A discount rate of 12.2% (September 30, 2021 – 12.8%) was utilized to determine the present value of the liabilities, resulting in a loss on revaluation of contingent consideration of $36 and $189 for the three and nine months ended September 30, 2022, respectively (September 30, 2021 - ($338) and $2,652, respectively).

The illustrative variance of the total contingent consideration at September 30, 2022 based on reasonably possible changes to one of the significant unobservable inputs, holding other inputs constant, would have the following effects:

Discount rate sensitivity	KCR
Increase 100 basis points	$1,212
Increase 50 basis points	$1,231
Decrease 50 basis points	$1,271
Decrease 100 basis points	$1,292

21.
Commitments and contingencies

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company's consolidated balance sheets or results of operations. At September 30, 2022, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for per share amounts)

22.
Subsequent events

On October 11, 2022, subsidiaries of the Company, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan ("Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan bears interest of 12.77% per annum, which is based on a variable rate tied to the one month secured overnight financing rate (SOFR), subject to a 2.5% floor plus 9.5%, with interest-only payments for the first 36 months. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA Inc. and certain other subsidiaries of the Company and secured by substantially all of the assets of the Company’s Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey. The Pelorus Term Loan matures on October 11, 2027.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the 2021 Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 17, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the 2021 Form 10-K, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

Overview

TerrAscend is a leading North American cannabis operator with vertically integrated operations in Pennsylvania, New Jersey, and California, licensed cultivation and processing operations in Michigan and Maryland, and licensed processing operations in Canada. TerrAscend operates a chain of Apothecarium dispensary retail locations, as well as scaled cultivation, processing, and manufacturing facilities on both the east and west coasts of the United States. TerrAscend’s cultivation and manufacturing practices yield consistent, high-quality cannabis, providing industry-leading product selection to both the medical and legal adult-use market. Notwithstanding various states in the U.S. which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

TerrAscend operates under one operating segment which is the cultivation, production and sale of cannabis products.

TerrAscend’s portfolio of operating businesses and brands include:

●
Gage Growth Corp. ("Gage"), a cultivator and processor in Michigan;
●
Ilera Healthcare, a vertically integrated cannabis cultivator, processor and dispensary operator in Pennsylvania;
●
TerrAscend NJ LLC, a majority owned subsidiary that holds a permit to operate up to three medical and/or recreational dispensaries in New Jersey with the ability to cultivate and process;
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

Recent Developments

(i)
On August 23, 2022, in order to expand its retail footprint in Michigan, the Company acquired KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), a dispensary operator in Michigan, and related real estate for total consideration of $28,500. The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci, Michigan. The Company intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.
(ii)
During the nine months ended September 30, 2022, the Company commenced adult-use sales in New Jersey.

Pending and Subsequent Transactions

(i)
On October 11, 2022, the subsidiaries of the Company, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan ("Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan bears interest of 12.77% per annum, which is based on a variable rate tied to the one month secured overnight financing rate (SOFR), subject to a 2.5% floor plus 9.5%, with interest-only payments for the first 36 months. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA Inc. and certain other subsidiaries of the Company and secured by substantially all of the assets of the Company’s Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey. The Pelorus Term Loan matures on October 11, 2027.
(ii)
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

Results from Operations- Three months ended September 30, 2022 and September 30, 2021

The following tables represent the Company’s results from operations for the three months ended September 30, 2022 and 2021.

Revenue, net

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Revenue	$67,726	$50,537
Excise and cultivation taxes	(701)	(1,398)
Revenue, net	$67,025	$49,139
$ change	$17,886
% change	36%

The increase in net revenue at September 30, 2022 as compared to September 30, 2021 was due to an increase in retail revenue of $28,528 from $24,918 for the three months ended September 30, 2021 to $53,446 for the three months ended September 30, 2022. The increase in revenue was mainly due to adult use sales in New Jersey which commenced during the current year, as well as the acquisition of Gage (the "Gage Acquisition") in Michigan in March 2022. Retail dispensaries increased from 13 at September 30, 2021 to 30 at September 30, 2022.

The increase was partially offset by the decrease of $10,642 in wholesale revenue from $24,221 for the three months ended September 30, 2021 to $13,579 for the three months ended September 30, 2022, which was mainly related to challenging market dynamics in Pennsylvania.

Cost of Sales

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Cost of sales	$36,284	$27,494
Impairment and write downs of inventory	6,378	148
Total cost of sales	$42,662	$27,642
$ change	$15,020
% change	54%
Cost of sales as a % of revenue	64%	56%

The increase in cost of sales for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was driven mainly by the Gage Acquisition, as well as an increase in New Jersey due to the increase in adult use sales which commenced during the current year. The increase in cost of sales as a percentage of revenue was due to lower volumes in Pennsylvania leading to under-absorption, primarily related to lower wholesale flower sales, as well as operational challenges at the Company's cultivation facility in Frederick, Maryland as the Company transitioned to its Hagerstown location.

In addition, management wrote down its inventory by $6,378 and $148 for the three months ended September 30, 2022 and 2021, respectively. The inventory write-downs in the current year period were mainly due to inventory deemed unsaleable in its business in Canada. The inventory write-downs in the prior year period were related to inventory that the Company deemed unsaleable in its business in Canada.

General and Administrative Expense (G&A)

	For the Three Months Ended
	September 30, 2022	September 30, 2021
General and administrative expense	$29,385	$21,320
$ change	$8,065
% change	38%
G&A excluding share-based compensation	$26,680	$16,142
G&A excluding share-based compensation as a % of revenue	40%	33%

The increase in G&A expenses was primarily a result of increased office and general expenses of $7,030 and increased salaries and wages of $3,268, which are primarily a result of the Gage Acquisition in March 2022.

Amortization and Depreciation Expense

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Amortization and depreciation	$3,032	$1,947
$ change	$1,085
% change	56%

The increase in amortization and depreciation expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to the Gage Acquisition during March 2022. The Company acquired retail licenses, which are amortized over a 15 year period. The fair value of the retail licenses at acquisition were $56,665.

Impairment of intangible assets

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Impairment of intangible assets	$152,928	$-
$ change	$152,928
% change	100%

During the three months ended September 30, 2022, the Company performed impairment analyses over its indefinite lived and definite lived intangible assets acquired through the Gage Acquisition as the changes in the market expectations of cash flows in Michigan, as well as increased competition and supply in the state, were determined to be indicators of impairment. The Company determined that it was more likely than not that the carrying value of its definite lived retail and cultivation and processing licenses was greater than its fair value, and therefore recorded impairment of $78,998 and $54,730 for the retail and cultivation and processing licenses, respectively, reducing both the carrying values to $nil at September 30, 2022. Additionally, the Company recorded impairment of its indefinite lived brand intangible assets acquired through the Gage Acquisition of $19,200, reducing the carrying value of the brand intangibles to $57,985 at September 30, 2022.

Impairment of goodwill

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Impairment of goodwill	$178,314	$-
$ change	$178,314
% change	100%

During the three months ended September 30, 2022, as it was determined that it was more likely than not that the Michigan reporting unit's fair value was less than its carrying value, a one-step goodwill quantitative impairment test was performed. As a result of the quantitative impairment test, the Company recorded impairment of goodwill of $178,314 at its Michigan reporting unit, reducing the carrying value of the goodwill acquired through the Gage Acquisition and Pinnacle Acquisition to $nil.

The impairment of goodwill for the three months ended September 30, 2021 was related to the Company's Florida reporting unit as the Company determined that the estimated cash flows of its Arise business did not support the carrying value of the intangible assets and goodwill. As a result, the Company recorded impairment to reduce the balance of goodwill at its Florida reporting unit to $nil.

Gain on fair value of warrants and purchase option derivative asset

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Gain on fair value of warrants and purchase option derivative asset	$(5,497)	$(69,016)
$ change	$63,519
% change	-92%

The warrant liability was remeasured to fair value at September 30, 2022 using the Black Scholes Option Pricing Model ("Black Scholes model"). The Company recognized a gain on fair value of warrants of $5,497 during the three months ended September 30, 2022 as a result of the reduction of the Company's share price from June 30, 2022, as compared to September 30, 2022.

During the three months ended September 30, 2021, the Company recognized a gain on fair value of warrants of $69,016 as a result of the decrease in the Company's share price from June 30, 2021 to September 30, 2021 as well as warrants exercised during the three months ended September 30, 2021.

Finance and other expenses

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Finance and other expenses	$9,469	$6,972
$ change	$2,497
% change	36%

The increase in finance and other expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to interest expense recognized on the loans acquired as part of the Gage Acquisition.

Transaction and restructuring costs

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Transaction and restructuring costs	$1,359	$1,034
$ change	$325
% change	31%

The transaction and restructuring costs for the three months ended September 30, 2022 were primarily due to personnel related reorganization and severance costs in Canada. The transaction and restructuring costs for the three months ended September 30, 2021 included legal costs related to the acquisitions of KCR, HMS, and Gage.

Unrealized and realized foreign exchange loss (gain)

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Unrealized and realized foreign exchange loss (gain)	$586	$(1,256)
$ change	$1,842
% change	-147%

The Company recognized an unrealized foreign exchange loss for the three months ended September 30, 2022 as compared to a gain for the three months ended September 30, 2021, which was a result of the remeasurement related to USD denominated liabilities recorded in C$ functional currency at the Company’s Canadian operations.

Unrealized and realized gain on investments

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Unrealized and realized gain on investments	$(231)	$-
$ change	$(231)
% change	100%

The gain on investment during the three months ended September 30, 2022 was related to the revaluation of the investments acquired through the Gage Acquisition.

Provision for income taxes

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Provision for income taxes	$(34,033)	$4,999
$ change	$(39,032)
% change	-781%

The decrease in provision for income taxes for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by the decrease in pre-tax book income as a result of the impairment of intangible assets and goodwill recorded by the Company during the quarter.

Results from Operations- Nine months ended September 30, 2022 and September 30, 2021

The following tables represent the Company’s results from operations for the nine months ended September 30, 2022 and 2021.

Revenue, net

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Revenue	$183,538	$169,010
Excise and cultivation taxes	(2,050)	(7,794)
Revenue, net	$181,488	$161,216
$ change	$20,272
% change	13%

The increase in net revenue at September 30, 2022 as compared to September 30, 2021 was due to an increase of $64,862 in retail sales from $62,281 for the nine months ended September 30, 2021 to $127,143 for the nine months ended September 30, 2022. The increase in revenue was mainly due to adult use sales in New Jersey, which commenced during the current year, as well as the Gage Acquisition in March. Retail dispensaries increased from thirteen at September 30, 2021 to thirty at September 30, 2022.

The increase was partially offset by the decrease of $44,590 in wholesale revenue from $98,935 for the nine months ended September 30, 2021 to $54,345 for the nine months ended September 30, 2022, which was mainly related to challenging market dynamics in Pennsylvania.

Cost of Sales

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cost of sales	$104,119	$69,679
Impairment and write downs of inventory	14,873	263
Total cost of sales	$118,992	$69,942
$ change	$49,050
% change	70%
Cost of sales as a % of revenue	66%	43%

The increase in cost of sales for the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021 was driven mainly by the Gage Acquisition, as well as an increase in New Jersey due to the increase in adult use sales which commenced during the current year. The increase in cost of sales as a percentage of revenue was due to lower volumes in Pennsylvania leading to under-absorption, primarily related to lower wholesale flower sales, as well as operational challenges at the Company's cultivation facility in Frederick, Maryland as the Company transitions to its Hagerstown location.

In addition, management wrote down its inventory by $14,873 and $263 for the nine months ended September 30, 2022 and 2021, respectively. The inventory write-downs in the current year period were mainly due to the write down of inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania, write downs of inventory related to the vape recall in Pennsylvania, as well as inventory deemed unsaleable in its business in Canada. The impairment recorded in the prior year period was due to obsolete or slow-moving inventory at the Company's Arise business and other inventory that the Company deemed unsaleable in its business in Canada.

General and Administrative Expense (G&A)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
General and administrative expense	$85,918	$62,462
$ change	$23,456
% change	38%
G&A excluding share-based compensation	$75,394	$49,069
G&A excluding share-based compensation as a % of revenue	42%	30%

The increase in G&A expenses was primarily a result of increased salaries and wages of $11,083, office and general expenses of $9,415, and sales and marketing of $4,672, which is primarily a result of the Gage Acquisition.

Amortization and Depreciation Expense

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Amortization and depreciation	$8,666	$5,664
$ change	$3,002
% change	53%

The increase in amortization and depreciation expense for the nine months ended September 30, 2021 as compared to September 30, 2020 was primarily due to the Gage Acquisition during March 2022. The company acquired retail licenses which are amortized over a 15 year period. The fair value of the retail licenses at acquisition was $53,321.

Impairment of intangible assets

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Impairment of intangible assets	$152,928	$3,633
$ change	$149,295
% change	4109%

During the nine months ended September 30, 2022, the Company performed impairment analyses over its indefinite lived and definite lived intangible assets acquired through the Gage Acquisition as the changes in the market expectations of cash flows in Michigan, as well as increased competition and supply in the state, were determined to be indicators of impairment. The Company determined that it was more likely than not that the carrying value of its definite lived retail and cultivation and processing licenses was greater than its fair value, and therefore recorded impairment of $78,998 and $54,730 for the retail and cultivation and processing licenses, respectively, reducing both the carrying values to $nil at September 30, 2022. Additionally, the Company recorded impairment of its indefinite lived brand intangible assets acquired through the Gage Acquisition of $19,200, reducing the carrying value of the brand intangibles to $57,985 at September 30, 2022.

The impairment recorded during the nine months ended September 30, 2021 related to the write-off of intellectual property at the Company’s Arise business.

Impairment of goodwill

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Impairment of goodwill	$178,314	$5,007
$ change	$173,307
% change	3461%

During the nine months ended September 30, 2022, as it was determined that it was more likely than not that the Michigan reporting unit's fair value was less than its carrying value, a one-step goodwill quantitative impairment test was performed. As a result of the quantitative impairment test, the Company recorded impairment of goodwill of $178,314 at its Michigan reporting unit, reducing the carrying value of the goodwill acquired through the Gage Acquisition and Pinnacle Acquisition to $nil.

The impairment recorded for the nine months ended September 30, 2021 related to the Company’s Florida reporting unit as the Company determined that the estimated cash flows of its Arise business did not support the carrying value of the intangible assets and goodwill. As a result, the company recorded impairment to reduce the balance of goodwill at its Florida reporting unit to $nil.

Revaluation of contingent consideration

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Revaluation of contingent consideration	$189	$2,652
$ change	$(2,463)
% change	-93%

The decrease in the revaluation of contingent consideration for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was a result of a reduction in the liability as compared to September 30, 2021 due to payments for the earnout of State Flower of $7,040 made subsequent to September 30, 2021, reducing the amount outstanding. This decrease was partially offset by the accretion of the contingent consideration payable for KCR, which is recorded at the present value of future payments upon initial recognition.

Gain on fair value of warrants and purchase option derivative asset

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Gain on fair value of warrants and purchase option derivative asset	$(58,555)	$(43,715)
$ change	$(14,840)
% change	34%

The warrant liability was remeasured to fair value at September 30, 2022 using the Black Scholes model. The Company recognized a gain during the nine months ended September 30, 2022 as a result of the reduction of the Company's share price from December 31, 2021 as compared to September 30, 2022, as well as from warrants exercised during the nine months ended September 30, 2022. The combined impact resulted in a gain on fair value of warrants of $59,373.

For the nine months ended September 30, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% of ownership of the Company's New Jersey partnership, were remeasured using the Monte Carlo simulation model and resulted in a loss of $818.

During the nine months ended September 30, 2021, the Company recognized a gain on fair value of warrants of $43,715 as a result of the decrease in the Company's share price from December 31, 2020 to September 30, 2021 as well as warrants exercised during the nine months ended September 30, 2021.

Finance and other expenses

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Finance and other expenses	$30,227	$22,281
$ change	$7,946
% change	36%

The increase in finance and other expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to interest expense recognized on the loans acquired as part of the Gage Acquisition.

Transaction and restructuring costs

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Transaction and restructuring costs	$2,601	$1,466
$ change	$1,135
% change	77%

The increase in transaction and restructuring costs for the nine months ended September 30, 2022 was primarily due to personnel related reorganization and severance costs in Canada. The transaction and restructuring costs for the three months ended September 30, 2021 included legal costs related to the acquisitions of KCR, HMS, and Gage.

Unrealized and realized foreign exchange loss

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Unrealized and realized foreign exchange loss	$636	$4,582
$ change	$(3,946)
% change	-86%

The decrease in unrealized foreign exchange loss for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was a result of the remeasurement of USD denominated liabilities recorded in C$ functional currency at the Company’s Canadian operations.

Unrealized and realized gain on investments

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Unrealized and realized loss (gain) on investments	$3	$(6,192)
$ change	$6,195
% change	-100%

The loss on investment during the nine months ended September 30, 2022 was related to the revaluation of the investments acquired through the Gage Acquisition. The gain on investment during the nine months ended September 30, 2021 related to the acquisition of the remaining 90% investment in Guadco LLC and KCR Holdings LLC.

Provision for income taxes

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Provision for income taxes	$(25,602)	$21,372
$ change	$(46,974)
% change	-220%

The decrease in provision for income taxes for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by the decrease in pre-tax book income as a result of the impairment of intangible assets and goodwill recorded by the Company during the period.

Liquidity and Capital Resources

	September 30, 2022	December 31, 2021
	$	$
Cash and cash equivalents	34,288	79,642
Current assets	113,397	143,221
Non-current assets	612,091	438,713
Current liabilities	172,342	61,044
Non-current liabilities	274,324	291,936
Working capital	(58,945)	82,177
Total shareholders' equity	278,822	228,954

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Sources of liquidity

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $564,896 as of September 30, 2022.

The Company expects to fund any additional future requirements through the following sources of capital:

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

Capital requirements

As of September 30, 2022, there were no material changes in the Company's short-term and long-term cash requirements from those disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2021 10-K, except as those described below:

The Company has $284,231 in principal amounts of loans payable at September 30, 2022. Of this amount, $78,847 are due within the next twelve months.

At September 30, 2022, the Company had cash and cash equivalents of $34,288. As reflected in the unaudited condensed consolidated financial statements, the Company has incurred net losses for the three and nine months ended September 30, 2022 of $310,985 and $312,829, respectively, which primarily related to impairment of goodwill and intangible assets in its Michigan business (refer to Note 7), and the Company had negative cash flow from operating activities for the nine months ended September 30, 2022 of $33,431. Subsequent to the quarter end, the Company entered into a senior secured term loan in an aggregate amount of $45,478 (refer to Note 22 for further details about the loan). The Company has $55,000 of debt that becomes due on November 30, 2022 that the Company plans to refinance (refer to Note 8 for more information about the senior secured term loan that becomes due on November 30, 2022).

While the Company's cash flow and net losses for the nine months ended September 30, 2022 are indicators that raise substantial doubt about whether the Company will be able to support its operations and meet its obligations in the near term, the Company believes this concern is mitigated by steps to improve its operations and cash position, including (i) identifying access to future capital, (ii) continued sales growth from the Company's consolidated operations, and (iii) various actions that were implemented during the three months ended September 30, 2022 leading to general and administrative expense reductions. If the Company is unable to refinance its debt obligations that become due November 30, 2022 and the efforts outlined above are ineffective, there could be a material adverse effect on the results of the Company's operations and financial condition.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $5,809 in lease obligations due in the next twelve months. Additionally, the Company makes monthly payments on financing obligations on five properties of owned real estate. The Company has $1,887 in financing obligations due in the next twelve months.

Through the pending acquisition of AMMD, the Company has capital commitments of $10,000 to purchase all the outstanding equity, in addition to acquiring the real estate for $1,700. In addition, the Company's undiscounted contingent consideration payable is $10,734 at September 30, 2022. The contingent consideration payable relates to the Company's business acquisitions of The Apothecarium, State Flower, and KCR. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the agreement. The contingent consideration is revalued at the end of each reporting period.

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's results of operations or financial condition, including, and without limitation, such consideration as liquidity and capital resources.

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

Debt facilities

Canopy Growth- Canada Inc loan

On November 11, 2022, TerrAscend Canada Inc. and Canopy USA III Limited Partnership ("Canopy USA III LP"), a successor to Canopy Growth Corporation, entered into an agreement for the period commencing August 31, 2022 to (and including) November 30, 2022, subject to certain conditions, whereby Canopy USA III LP agreed to a waiver of TerrAscend Canada Inc.’s obligation to maintain the minimum current assets as set forth in the loan financing agreement with Canopy USA LLL LP (see Note 8 of the unaudited condensed consolidated financial statements referencing "Canopy Growth Canada Inc. loan").

Ilera term loan

On April 28, 2022, the Ilera term loan (refer to Note 8 of the unaudited condensed consolidated financial statements) was amended to provide WDB Holding PA, a subsidiary of the Company, with greater flexibility by resetting the minimum consolidated interest coverage ratio levels that must be satisfied at the end of each measurement period and extending the date in which WDB Holding PA is required to deliver its budget for the fiscal year ending 2021. In addition, the no-call period was extended from 18 months to 30 months, subject to a premium payment. This modification was not considered extinguishments of debt under ASC 470, Debt.

On November 11, 2022, WDB Holding PA, the Company, TerrAscend USA Inc. and the subsidiary guarantors party to the PA Credit Agreement and the PA Agent (on behalf of the required lenders) entered into an amendment to the PA Credit Agreement, pursuant to which the PA Agent and the required lenders agreed that WDB Holding PA’s obligation to maintain the consolidated interest coverage ratio as set forth in the PA Credit Agreement for the period ended September 30, 2022, shall not apply, subject to certain conditions, including (but not limited to) an obligation to enter into a subsequent amendment agreement on or before December 15, 2022, documenting certain enhancements and amendments to the PA Credit Agreement to be agreed. In addition, WDB Holding PA offered a prepayment of $5,000 pro rata to all lenders holding outstanding loans thereunder at a price equal to 103.22% of the principal amount prepaid, plus accrued and unpaid interest.

Cash Flows

Cash flows used in operating activities

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(33,431)	$(28,012)

The increase in cash used in operating activities for the nine months ended September 30, 2022 is primarily due to an increase in loss from operations, excluding non-cash impairment losses on intangible assets and goodwill, of $32,088 from a profit of $23,148 in the prior year period, as well as changes in working capital items of $6,616.

Cash flows used in investing activities

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash used in investing activities	$(12,582)	$(95,495)

The net cash used in investing activities for the nine months ended September 30, 2022 primarily relates to investments in property and equipment of $24,678, primarily related to the buildout of a cultivation site in Maryland, continuing renovations at the Company's Pennsylvania cultivation site, as well as the continued buildout of the Company's Lodi alternative treatment center in New Jersey. Additionally, the Company had investments in intangible assets of $1,330, primarily related to adult use licenses in New Jersey. The cash used in investing activities is offset by cash inflows of $16,227 related to the cash acquired through the Gage Acquisition, offset by net cash paid for consideration for the Pinnacle Acquisition.

Net cash used in investing activities for the nine months ended September 30, 2021 primarily relates to cash consideration paid for the acquisition of KCR and HMS totaling $42,736. During the nine months ended September 30, 2021, the Company made payments of $25,000 related to the purchase of the additional 12.5% of the issued and outstanding equity of TerrAscend NJ from BWH NJ, LLC and Blue Marble Ventures, LLC. Additionally, the Company had investments in property and equipment of $26,706 primarily related to the buildout of the New Jersey operations and expansions in Pennsylvania cultivation and $1,739 related to deposits paid for expansion of the cultivation premises in Pennsylvania.

Cash flows from financing activities

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by financing activities	$5,537	$167,935

During the nine months ended September 30, 2022, 7,989,436 Common Share warrants were exercised for total proceeds of $23,797 and 238,065 stock options were exercised for total gross proceeds of $361. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of State Flower of $6,630, loan principal payments of $6,088, loan amendment fees paid on the modification of the Ilera term loan and the Gage senior secured term loan of $2,309, tax distributions paid on behalf of the partners of the New Jersey operations of $1,436, and distributions to non-controlling interests of $1,237.

Net cash provided by financing activities for the nine months ended September 30, 2021, was primarily a result of the private placement on January 28, 2021, in which the Company issued 18,115,656 Common Shares at a price of $9.64 (C$12.35) per Common Share for total proceeds of $173,477, net of share issuance costs of $1,643. Additionally, during the nine months ended September 30, 2021, 2,590,178 Common Share warrants were exercised for total proceeds of $6,777 and 829,675 stock options were exercised at $0.67-$6.93 (C$0.85-$8.82) per unit for total gross proceeds of $3,677. In addition, 1,968 Preferred Share warrants were exercised at $3,000 per unit for total gross proceeds of $3,588. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of Ilera of $18,274.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company's ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates (i) Adjusted gross profit as gross profit adjusted for certain material non-cash items and (ii) Adjusted EBITDA as EBITDA adjusted for certain material non-cash items and certain other adjustments, which management believes are not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company's underlying business performance and other one-time non-recurring expenses. The table below reconciles net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

		For the Three Months Ended		For the Nine Months Ended
	Notes	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)		$(310,985)	$55,835	$(312,829)	$12,062
Add (deduct) the impact of:
Provision for income taxes		(34,033)	4,999	(25,602)	21,372
Finance expenses		10,092	6,351	26,217	18,134
Amortization and depreciation		7,110	4,200	19,241	11,250
EBITDA	(a)	(327,816)	71,385	(292,973)	62,818
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	415	1,163	2,770	1,730
Non-cash write downs of inventory	(c)	6,037	—	11,931	449
Vape recall	(d)	—	—	2,965	—
Share-based compensation	(e)	2,705	5,178	10,524	13,393
Impairment of goodwill and intangible assets	(f)	331,242	—	331,242	8,640
(Gain) loss on disposal of fixed assets	(g)	(81)	220	848	256
Revaluation of contingent consideration	(h)	36	(338)	189	2,652
Restructuring costs and executive severance	(i)	1,443	450	1,443	917
Legal settlements	(j)	1,170	—	1,170	2,121
Other one-time items	(k)	1,311	1,365	4,209	2,487
Gain on fair value of warrants and purchase option derivative asset	(l)	(5,497)	(69,016)	(58,555)	(43,715)
Indemnification asset release	(m)	—	95	3,973	3,891
Unrealized and realized (gain) loss on investments	(n)	(231)	—	3	(6,192)
Unrealized and realized foreign exchange loss (gain)	(o)	586	(1,256)	636	4,582
Adjusted EBITDA		$11,320	$9,246	$20,375	$54,029

The Company calculates adjusted gross profit to adjust gross profit for the one-time relief of fair value upon acquisition, non-cash write downs of inventory, vape recall and accelerated depreciation as the Company does not believe that these impacts are reflective of ongoing operations. The table below reconciles gross profit to adjusted gross profit for the three and nine months ended September 30, 2022 and 2021.

		For the Three Months Ended		For the Nine Months Ended
	Notes	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Gross profit		$24,363	$21,497	$62,496	$91,274
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	415	1,163	2,770	1,730
Non-cash write downs of inventory	(c)	6,037	—	11,931	449
Vape recall	(d)	—	—	2,965	—
Facility transition costs	(p)	107	—	107	—
Accelerated depreciation	(q)	—	—	238	—
Adjusted gross profit		$30,922	$22,660	$80,507	$93,453

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
(c)
Represents inventory write downs outside of the normal course of operations. These inventory write-downs were related to inventory that was deemed unsaleable in its business in Canada, as well as the write down of aged inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania.
(d)
On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall the Company recorded sales returns of $nil and $1,040 and write-downs of inventory of $nil and $1,925 for the three and nine months ended September 30, 2022, respectively.
(e)
Represents non-cash share-based compensation expense.
(f)
Represents impairment charges taken on the Company's intangible assets and goodwill.
(g)
Represents (gain) loss taken on write-down of property and equipment.
(h)
Represents the revaluation of the Company’s contingent consideration liabilities.

(i)
Represents costs associated with executive severance and restructuring of business units.
(j)
Represents one-time legal settlement charges.
(k)
Includes one-time fees incurred in connection with the Company’s acquisitions, such as expenses related to professional fees, consulting, legal and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for Sarbanes Oxley Act of 2022 implementation, as well as work completed in preparation of becoming a US filer. These fees are not indicative of the Company’s ongoing costs.
(l)
Represents the gain on fair value of warrants, including effects of the foreign exchange of the US denominated preferred share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
(m)
Represents the reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
(n)
Represents unrealized and realized (gain) loss on fair value changes on strategic investments.
(o)
Represents the remeasurement of USD denominated cash and other assets recorded in C$ functional currency.
(p)
Represents facility transfer costs taken in Maryland due to the move of the cultivation facility from Frederick to Hagerstown.
(q)
Represents accelerated depreciation taken in Maryland due to the move of the cultivation facility from Frederick and Hagerstown.

The decrease in Adjusted EBITDA and adjusted gross profit for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to lower volume and resulting gross margin compression mainly related to challenging market dynamics in Pennsylvania.

Recent Accounting Pronouncements

Information regarding the Company's adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Descriptions of the recently issued and adopted accounting principles are included in Item 1. "Financial Statements" in Note 1, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

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

There have been no significant changes to the critical accounting estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in the 2021 Form 10-K.

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

The Company will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of its initial public offering, (b) in which we have total annual gross revenue of $1.235 billion or more, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th; and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks for the quarter ended September 30, 2022 from those disclosed in its 2021 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Principal Executive officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time involved in various legal proceedings, including litigation related to intellectual property, product liability, employment, and commercial matters. TerrAscend believes that none of the litigation in which it is currently involved in individually or in the aggregate, is material to the Company’s consolidated financial condition or results of operations. Refer to Note 21, Legal Proceedings, in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Investing in the Company's Common Stock involves a high degree of risk. For a detailed discussion of the risks that affect the Company's business, please refer to the section titled “Risk Factors” in the 2021 Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 17, 2022 and as amended. There have been no material changes to the Company's risk factors as previously disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

10.8*†

Joinder, First Amendment to Credit Agreement and Security Agreements and Consent, dated as of August 10, 2022, among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., other borrower and lender parties thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and Chicago Atlantic, as collateral agent for the secured parties thereto.

X

31.1*

Certification of Principal Executive Officer of TerrAscend Corp. Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

31.2*

Certification of Principal Financial Officer of TerrAscend Corp. Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1+

Certification of Principal Executive Officer and Principal Financial Officer of TerrAscend Corp. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

* Filed herewith.

† Certain schedules and exhibits to this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request[AU1] .

[AU1]Important addition here

+ This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerrAscend Corp.

Date: November 14, 2022	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Operating Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)