Form 10-K
period 2022-12-31
TerrAscend Corp.
filed 2023-03-16
CIK 1778129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56363

TERRASCEND CORP.

(Exact name of Registrant as specified in its Charter)

Ontario	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3610 Mavis Road Mississauga, Ontario, Canada	L5C 1W2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855)837-7295

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity (on an as-converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, held by non-affiliates of the Registrant was $695,057,079.

The number of shares of Registrant’s Common Shares outstanding as of March 14, 2023 was 273,403,288.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”) where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 of the Registrant’s fiscal year ended December 31, 2022.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements that TerrAscend Corp. ("TerrAscend" or the "Company") believes are, or may be considered to be, “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding the prospects of TerrAscend’s industry or TerrAscend’s prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "can", “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements with respect to:

•
the performance of TerrAscend’s business and operations;
•
TerrAscend’s expectations regarding revenues, expenses and anticipated cash needs;
•
TerrAscend's joint venture interests, including, as applicable, required regulatory approvals and licensing, anticipated costs and timing, expected impact thereof, and the ability to enter into future joint ventures;
•
TerrAscend's ability to complete future strategic alliances and the expected impact thereof;
•
TerrAscend's ability to source investment opportunities and complete future acquisitions, including in respect of entities in the United States, the ability to finance such acquisitions, and the expected impact thereof, including potential issuances of TerrAscend's common shares;
•
TerrAscend's ability to continue as a going concern;
•
the expected growth in the number of customers and patients using TerrAscend's recreational and medical cannabis, respectively;
•
the expected growth in TerrAscend's cultivation and production capacities;
•
expectations with respect to future production costs;
•
the expected methods to be used by TerrAscend to distribute cannabis;
•
the expected growth in the TerrAscend's number of dispensaries;
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
•
the possibility of actions by individuals, or U.S. federal government enforcement actions, against TerrAscend and the potential impact on TerrAscend;
•
the competitive advantages and business strategies of TerrAscend;
•
the grant, renewal and impact of any license or supplemental license to conduct activities with or without cannabis or any amendments thereof;
•
the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;

•
TerrAscend's future product offerings;
•
the anticipated future gross margins of TerrAscend's operations;
•
TerrAscend’s ability to source and operate facilities in the United States;
•
TerrAscend’s ability to integrate and operate the assets acquired from Arise Bioscience Inc. ("Arise"), the Apothecarium Dispensaries (the "Apothecarium"), Valhalla Confections ("Valhalla"), Ilera Healthcare ("Ilera"), State Flower or ABI SF LLC ("State Flower"), HMS Health LLC, KCR Holdings LLC, Gage Growth ("Gage"), KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), and Allegany Medical Marijuana Dispensary ("AMMD");
•
Michigan's plans to continue building a diverse portfolio of branded cannabis assets and business arrangements through investments, strategic business relationships and the pursuit of licenses in attractive retail locations in Michigan;
•
the growth of Michigan wholesale and retail business;
•
the potential impact of a public health emergency or pandemic, such as the COVID-19 pandemic;
•
TerrAscend's ability to protect its intellectual property;
•
the possibility that TerrAscend's products may be subject to product recalls and returns; and
•
other risks and uncertainties, including those listed under the section titled "Risk Factors" in this Annual Report

Certain of the forward-looking statements contained herein concerning the cannabis industry and the general expectations of TerrAscend concerning the cannabis industry are based on estimates prepared by TerrAscend using data from publicly available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry. Such data is inherently imprecise. The cannabis industry involves risks and uncertainties that are subject to change based on various factors, which factors are described further below.

With respect to the forward-looking statements contained in this Annual Report on Form 10-K, TerrAscend has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which TerrAscend operates; (iii) the output from TerrAscend’s operations; (iv) consumer interest in TerrAscend’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of TerrAscend’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) TerrAscend’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) TerrAscend’s ability to conduct operations in a safe, efficient and effective manner; and (xi) the Company’s construction plans and timeframe for completion of such plans.

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of TerrAscend, could cause actual results to differ materially from the forward-looking statements in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States ("U.S.") relating to cannabis operations in the U.S.; and those discussed under Item 1A – “Risk Factors” in this Annual Report on Form 10-K. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K. TerrAscend can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Annual Report on Form 10-K and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. TerrAscend undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

Risk Factor Summary

Investing in TerrAscend’s common shares (“Common Shares”) involves risks. You should carefully consider the risks described in Item 1A – “Risk Factors” beginning on page 25 before deciding to invest in TerrAscend’s Common Shares. If any of these risks actually occur, TerrAscend’s business, financial condition and results of operations would likely be materially adversely affected. In such case, the trading price of TerrAscend’s Common Shares would likely decline, and you may lose all or part of your investment. Set forth below is a summary of some of the principal risks TerrAscend faces:

•
There is a substantial risk of regulatory or political change with respect to cannabis, which could have a material adverse effect on TerrAscend’s business.
•
Compliance with regulations regarding cannabis is difficult, because the regulation of cannabis is uncertain and frequently changes. TerrAscend’s failure to comply with applicable laws regarding cannabis may materially adversely affect TerrAscend’s business.
•
TerrAscend’s business relies heavily on its ability to obtain and maintain required licenses, and failure to do so may adversely affect TerrAscend’s business.
•
As a cannabis business, TerrAscend is subject to unfavorable tax treatment under the U.S. federal income tax law.
•
If TerrAscend is or becomes a "passive foreign investment company", its U.S investors may suffer adverse tax consequences.
•
If TerrAscend (or any of its non-U.S. subsidiaries) is a "controlled foreign corporation", certain of its U.S. investors may suffer adverse tax consequences.
•
TerrAscend's ability to use its U.S. net operating loss carryforwards to offset its future U.S. taxable income may be subject to limitations.
•
Tax and accounting requirements may change or be interpreted in ways that are unforeseen to TerrAscend, and TerrAscend may face difficulty or be unable to implement and/or comply with any such changes or interpretations.
•
Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change. TerrAscend may be subject to action by the U.S. federal government due to its involvement with cannabis, and such action could materially adversely affect the TerrAscend’s business.
•
TerrAscend’s business is subject to applicable anti-money laundering laws and regulations and have restricted access to capital markets, banking and other financial services, which may adversely affect TerrAscend’s business.
•
TerrAscend operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where TerrAscend carries on business, which could negatively affect TerrAscend’s business.
•
Regulatory restrictions on ownership outside of the control of TerrAscend may have a material adverse impact on TerrAscend's operations in certain markets.
•
Failure to comply with privacy or medical practice laws and regulations may result in impacts to operations, monetary fines or litigation.
•
TerrAscend’s products may be subject to product recalls or returns, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and management attention.
•
TerrAscend faces an inherent risk of product liability claims and other consumer protection claims as a manufacturer, processor and producer of products that are meant to be ingested by people, and dealing with such claims could cause TerrAscend to incur substantial expenses and have a material adverse effect on TerrAscend’s business.
•
TerrAscend may be subject to constraints on and differences in marketing its products under varying regulatory restrictions.

•
TerrAscend may be subject to heightened scrutiny by Canadian regulatory authorities, which could negatively affect its business.
•
TerrAscend’s investors and directors, officers and employees who are not U.S. citizens may be denied entry into the United States, which may negatively affect TerrAscend’s business.
•
Because TerrAscend’s contracts involve cannabis and related activities, which are not legal under U.S. federal law, TerrAscend may face difficulties in enforcing its contracts.
•
TerrAscend may encounter increasingly strict environmental health and safety regulations in connection with its operations, which may harm TerrAscend’s business.
•
Transition to becoming a U.S. reporting company poses added risks as a result of required compliance changes.
•
TerrAscend’s indebtedness may adversely affect TerrAscend’s business, results of operations and financial condition. TerrAscend’s failure to comply with applicable covenants could trigger events that may materially adversely affect TerrAscend’s business, results of operations and financial condition.
•
TerrAscend may require substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to TerrAscend, or at all.
•
Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights. We may not be able to secure additional debt or equity financing on favorable terms or at all.
•
An adverse change in market conditions, including a sustained decline in TerrAscend’s share price, negative changes to TerrAscend’s position in the market, or lack of growth in demand for its products and services could be considered to be an impairment triggering event. Such changes could impact valuation assumptions relating to the recoverability of assets and have resulted in, and may in the future result in, impairment charges to TerrAscend’s goodwill or long-lived asset balances, which would negatively impact TerrAscend’s operating results and harm its business.
•
TerrAscend faces intense competition as a relatively new entrant in the cannabis industry, and its business could be adversely affected by other businesses in a better competitive position.
•
Consolidation in the cannabis industry and other changes to the competitive environment can impact TerrAscend's margins and profitability.
•
TerrAscend may be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.
•
The cannabis industry and market are relatively new, and this industry and market may not continue to exist or grow as expected.
•
TerrAscend's profitability may be impacted by declining wholesale or retail cannabis prices in certain markets and shifting market conditions.
•
TerrAscend has historically had negative cash flow from operating activities, and continued losses could have a material negative effect on TerrAscend's business and prospects and impact TerrAscend's ability to continue as a going concern.
•
TerrAscend may be affected by currency fluctuations.
•
Demand for TerrAscend’s products is difficult to forecast due to limited and unreliable market data.
•
TerrAscend’s inability to attract and retain key personnel could materially adversely affect its business.
•
TerrAscend may face unfavorable publicity or consumer perception of the safety, efficacy and quality of its cannabis products.
•
TerrAscend faces reputational risks, which may negatively impact its business.

•
TerrAscend is dependent on suppliers and key inputs for the cultivation, extraction and production of cannabis products.
•
TerrAscend’s business is subject to the risks inherent in agricultural operations.
•
TerrAscend may be adversely impacted by rising or volatile energy costs.
•
TerrAscend’s intellectual property may be difficult to protect, and failure to do so may negatively impact its business.
•
TerrAscend and investors may have difficulty enforcing their legal rights.
•
TerrAscend (and the third parties upon which it relies) faces physical security risks, as well as risks related to its information technology systems, potential cyber-attacks, and security breaches.
•
TerrAscend is or may become subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Its actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•
TerrAscend faces exposure to fraudulent or illegal activities by employees, contractors and consultants, which may subject TerrAscend to investigations or other actions.
•
Directors and officers of TerrAscend have faced, and may in the future face, conflicts of interests regarding the business strategy of TerrAscend.
•
TerrAscend’s internal controls over financial reporting may not be effective, and TerrAscend’s independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on TerrAscend’s business.
•
TerrAscend’s business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact TerrAscend’s business and financial performance.
•
The development of TerrAscend’s products is complex and requires significant investment. Failure to develop new technologies and products could adversely affect TerrAscend’s business.
•
TerrAscend needs to attract and retain customers and patients in order to succeed, and failure to do so may have a material adverse effect on TerrAscend’s business.
•
TerrAscend has a limited operating history, which makes it difficult to evaluate its prospects and predict future operating results.
•
TerrAscend may be subject to growth-related risks, which could negatively affect its business.
•
The success of TerrAscendʼs business depends, in part, on its ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses. If TerrAscend is unsuccessful in doing so, it may negatively affect TerrAscendʼs business.
•
There can be no assurance that TerrAscend’s current and future strategic alliances will have a beneficial impact on TerrAscend’s business, financial condition and results of operations.
•
TerrAscend’s use of joint ventures may expose TerrAscend to risks associated with jointly owned investments.
•
TerrAscend’s voting control is concentrated.
•
TerrAscend’s Preferred Shares have a liquidation preference over the Common Shares, which could limit TerrAscend’s ability to make distributions to the holders of Common Shares.
•
An investor may face liquidity risks with an investment in the Common Shares.
•
The price of TerrAscend’s Common Shares may be volatile, and may be adversely affected by the price of cannabis.

•
Additional issuances of TerrAscend’s securities may result in dilution.
•
Sales of substantial amounts of Common Shares may have an adverse effect on the market price of the Common Shares.
•
TerrAscend’s management will continue to have broad discretion over the use of the proceeds TerrAscend receives in its public offerings, private placements, warrant exercises and loans, as applicable, and might not apply the proceeds in ways that increase the value of your investment.
•
Risks related to potential disqualification of equity holders by regulatory authorities.
•
TerrAscend does not intend to pay dividends on its Common Shares for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of TerrAscend’s Common Shares.
•
“Penny stock” rules may make buying or selling TerrAscend’s securities difficult which may make its securities less liquid and make it harder for investors to buy and sell such securities.
•
TerrAscend may not be able to obtain necessary permits and authorizations.
•
Due to the uncertainty regarding the implementation and impact of the CARES Act and other legislation related to COVID-19, and their application to businesses substantially similar to TerrAscend there is a risk that failure to comply with the legislation may negatively impact TerrAscend and businesses substantially similar to TerrAscend.
•
TerrAscend may be subject to litigation, which could divert the attention of management and cause TerrAscend to expend significant resources.
•
TerrAscend faces risks and hazards that may not be covered by insurance.
•
TerrAscend has incurred and will continue to incur substantial costs as a result of operating as a public company in Canada and the United States, and its management will continue to devote substantial time to new compliance initiatives.
•
TerrAscend is currently an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and to the extent TerrAscend has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make its securities less attractive to investors and may make it more difficult to compare the company’s performance with other public companies.

PART I

ITEM 1. BUSINESS

Overview

TerrAscend is a leading North American cannabis operator with vertically integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California, and is a cannabis retailer in Ontario, Canada with a minority-owned dispensary in Toronto, Ontario, Canada. TerrAscend’s cultivation and manufacturing practices yield consistent and high-quality cannabis, providing industry-leading product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the U.S. have implemented medical marijuana laws or that have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

TerrAscend operates under one operating segment, which is the cultivation, production and sale of cannabis products.

TerrAscend owns a portfolio of operating businesses and several synergistic brands including:

•
Gage Growth ("Gage"), a vertically integrated cannabis cultivator, processor and dispensary operator in Michigan;
•
KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively "Pinnacle"), a dispensary operator in Michigan;
•
Ilera Healthcare ("Ilera"), a vertically integrated cannabis cultivator, processor and dispensary operator in Pennsylvania;
•
TerrAscend NJ, LLC (“TerrAscend NJ”), a majority owned subsidiary that operates three dispensaries in New Jersey with the ability to cultivate and process;
•
HMS Health, LLC (“HMS Health”) and HMS Processing, LLC (“HMS Processing” and together with HMS Health, “HMS”), a producer and seller of dried flower and oil products for the wholesale medical cannabis market in Maryland;
•
The Apothecarium, consisting of retail dispensaries in California, Pennsylvania, and New Jersey;
•
Valhalla Confections, a provider of premium edible products;
•
State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco, California;
•
Arise Bioscience Inc. ("Arise"), a manufacturer and distributor of hemp-derived products, located in Boca Raton, Florida; and
•
TerrAscend Canada (“TerrAscend Canada” or “TCI”) is a cannabis retailer in Ontario, Canada with a minority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada"). TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis until TerrAscend commenced an optimization of its operations in Canada, whereby TerrAscend reduced its manufacturing footprint in order to focus on its Cookies Canada retail business, as well as monetize its intellectual property portfolio in Canada. TerrAscend ceased operations at its manufacturing facility during the three months ended December 31, 2022.

TerrAscend’s head office and registered office is located at 3610 Mavis Road, Mississauga, Ontario, Canada, L5C 1W2.

TerrAscend’s telephone number is 1.855.837.7295 and its website is www.terrascend.com. Information contained on or accessible through TerrAscend's website is not part of this Annual Report, and the inclusion of TerrAscend's website address in this Annual Report on Form 10-K is an inactive textual reference only.

Operating Businesses and Brands

TerrAscend is a leading North American cannabis operator with vertically integrated operations in Pennsylvania, New Jersey, Michigan and California, licensed cultivation and processing operations in Maryland, and licensed processing operations in Canada.

Michigan Business- Gage and Pinnacle

TerrAscend entered into the Michigan market when it acquired Gage, a wholly-owned subsidiary, in March 2022. The Michigan business is innovating and curating high quality cannabis experiences for cannabis consumers in the state of Michigan and in

Canada, and bringing renowned brands to market. The Michigan business has successfully built and grown operations with state licenses, including cultivation, processing and retail locations. Gage's portfolio includes city and state approvals for 19 "Class C" cultivation licenses, three processing licenses and 18 provisioning centers (dispensaries).

On August 23, 2022, TerrAscend acquired all of the outstanding equity interests in KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), a dispensary operator in Michigan, and related real estate. The transaction included six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci, Michigan. TerrAscend intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.

Northeast Business

TerrAscend is a vertically integrated operator in the Northeast with licenses in the states of Pennsylvania, New Jersey and Maryland.

Pennsylvania- The Apothecarium, Ilera Healthcare and Keystone Canna Remedies

TerrAscend acquired Ilera, a wholly-owned subsidiary, in September 2019. Ilera is one of the initial five permitted vertically integrated cannabis cultivator, processor, and dispensary operators in the State of Pennsylvania. Its grower/processor operation is located in Waterfall, Pennsylvania and encompasses a 150,000 square foot footprint. Ilera distributes its product lines, including dried flower, vaporizables, concentrates, tinctures, and topicals, broadly across dispensaries throughout Pennsylvania.

In addition, Ilera operates three Apothecarium-branded retail dispensaries, one in Plymouth Meeting, a second in Lancaster, and a third in Thorndale. In April 2021, TerrAscend added three additional retail dispensaries located in Bethlehem, Allentown and Stroudsburg, Pennsylvania through the acquisition of Guadco, LLC and KCR Holdings LLC (collectively “KCR”) by TerrAscend's wholly-owned subsidiary, WDB Holding PA, Inc. ("WDB Holding PA"). For more information regarding TerrAscend's acquisitions of Ilera and KCR, please see the sections below titled "Reorganization — Acquisitions — Acquisition of Ilera" and "—Acquisition of Keystone Canna Remedies".

Through these Pennsylvania dispensaries, TerrAscend is able to offer a variety of products and formats for medical use, produced by Ilera and other manufacturers, to ensure pharmacists and wellness associates can provide appropriate product to meet a particular patient's needs.

New Jersey- TerrAscend NJ

TerrAscend NJ is a vertically integrated cultivator, processor and dispenser of cannabis in New Jersey’s northern region. Under New Jersey law, alternative treatment centers are vertically integrated and are able to cultivate and process medical and adult use cannabis, and operate up to three dispensaries. TerrAscend NJ is a majority-owned subsidiary of TerrAscend, whose minority partners are BWH NJ, LLC and Blue Marble Ventures, LLC. TerrAscend NJ owns a 16-acre site in Boonton Township, Morris County that currently has a cultivation and processing facility with a total footprint of approximately 140,000 square feet with the ability to further expand on the site. In addition to cultivation, TerrAscend NJ is also engaged in the extraction, processing and manufacturing of a wide range of branded form factors including, vaporizables, concentrates, topicals, tinctures and edibles and currently operates three Apothecarium-branded dispensaries in Phillipsburg, Lodi, and Maplewood, New Jersey.

Maryland- The Apothecarium

TerrAscend is a vertically integrated operator in Maryland. Under the medical marijuana law, operators are allowed up to 1 processor license, 1 cultivation license and up to 4 dispensary licenses. On May 3, 2021, TerrAscend, through its wholly owned subsidiary WDB Holdings MD, Inc. (“WDB MD”), acquired HMS Health LLC, which held a cultivation license. Simultaneously, TerrAscend acquired control of HMS Processing LLC through a master services agreement. On June 23, 2022, TerrAscend acquired 100% of HMS Processing, LLC enabling TerrAscend to own a processor license. The cultivator/processor operation includes a newly renovated state-of-the-art 150,000 square foot facility located in Hagerstown, Maryland and the full transition of the operations to Hagerstown occurred in October 2022. In its Maryland business, TerrAscend produces dried flower and oil products for the medical cannabis market and is the process of receiving approval to produce edibles. On January 27, 2023, TerrAscend closed on its previously announced acquisition of Allegany Medical Marijuana Dispensary ("AMMD"),

a medical dispensary in Maryland from Moose Curve Holdings, LLC. TerrAscend intends to rebrand the 10,000 square foot dispensary as The Apothecarium. AMMD is TerrAscend’s first dispensary in the State of Maryland.

California Business- The Apothecarium Dispensaries, Valhalla and State Flower

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

There are currently five Apothecarium Dispensaries in California, including three in San Francisco, one in Berkeley and one in Capitola. The flagship dispensary located in the Castro district of San Francisco was previously named the best-designed dispensary in the country by Architectural Digest.

Valhalla is a premier manufacturer of select cannabis-infused artisan edibles that are gluten free, in both gelatin and vegan varieties, and made with ingredients free of chemically formulated fertilizers, growth stimulants, antibiotics, or pesticides, all while maintaining eco-friendly practices.

State Flower is a California-based cannabis producer operating a licensed cultivation facility in San Francisco, California.

Florida Business- Arise

On January 15, 2019, TerrAscend, through its wholly owned subsidiary Arise, completed the acquisition of substantially all of the assets of Grander Distribution, LLC (“Grander”). Arise is currently engaged in the production and distribution of innovative hemp-derived wellness products. Arise’s whole-plant hemp extract products are made in the United States and are available for sale in retail locations in the United States. Effective March 1, 2023, TerrAscend sold substantially all of the Arise assets, including all intellectual property and inventory, to a third party.

TerrAscend Canada

TerrAscend Canada is a cannabis retailer in Ontario Canada with a minority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada"), and its current principal business activities include the retail sale of recreational ("recreational" or "adult-use") cannabis to consumers. TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis until TerrAscend commenced an optimization of its operations in Canada, whereby TerrAscend reduced its manufacturing footprint in order to focus on its Cookies Canada retail business, as well as monetize its intellectual property portfolio in Canada. Prior to the optimization of its operations, TerrAscend Canada operated out of a 67,300 square foot facility located in Mississauga, Ontario and was licensed to cultivate, process and sell cannabis for medical and non-medical purposes. These licenses allowed for sales of dried cannabis, cannabis oil and extracts, topicals, and edibles. TerrAscend ceased operations at its manufacturing facility during the three months ended December 31, 2022. As such, the Canadian Licensed Producer results are presented in discontinued operations in this Annual Report.

Reorganization

Entry into the U.S. Cannabis Market and Capital Reorganization

TerrAscend was incorporated under the Ontario Business Corporations Act on March 7, 2017. At the time TerrAscend had limited operations in the U.S. and did not engage in the business of, or derive any revenue from, the cultivation, distribution or possession of cannabis in the United States. On October 9, 2018, TerrAscend announced its intention to pursue growth opportunities in the U.S. cannabis market, including potential acquisitions of operators in states that have legalized cannabis for medical or recreational use. In connection therewith, TerrAscend began exploring potential acquisition targets with significant market share and strong brand recognition. To support this strategy, TerrAscend entered into an agreement with Canopy Growth Corporation (“Canopy Growth”), RIV Capital Inc. (formerly Canopy Rivers Inc.) (“RIV Capital”), and entities controlled by Jason Wild, chairman of TerrAscend (JW Opportunities Master Fund, Ltd., JW Partners, LP, and Pharmaceutical Opportunities Fund, LP) to reorganize the capital of TerrAscend (the “TerrAscend Reorganization”) and obtain waivers of certain contractual covenants that at the time, restricted TerrAscend from operating in the U.S. The TerrAscend Reorganization was implemented by way of a statutory plan of arrangement on the terms set out in the Arrangement Agreement and was subject to court approval, the approval of TerrAscend’s shareholders, and other customary conditions. The TerrAscend Reorganization was completed on November 30, 2018.

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

Acquisition of State Flower

On January 23, 2020, TerrAscend obtained control of ABI SF LLC, owner of State Flower, a premium California cannabis brand that is currently sold through dispensaries in California. As consideration, TerrAscend converted its previously issued note receivable and accrued interest in the amount of $3 million into a 49.9% equity interest in State Flower. TerrAscend also recorded contingent consideration payable of $6.6 million, representing the expected consideration payable to acquire the remaining 50.1% of State Flower, which comprises 100% of its preferred shares, subject to regulatory approval. TerrAscend retains 100% of the economics of State Flower through control of ABI SF LLC and has the right to acquire the remaining equity interests of ABI SF LLC, following receipt of certain regulatory approvals. On December 31, 2021, the final earn-out was calculated. TerrAscend made a payment of $7.0 million in January 2022. The remaining amount of $1.4 million will be paid to the sellers of State Flower upon TerrAscend’s acquisition of the remaining 50.1% of State Flower.

Acquisition of HMS

On May 3, 2021, TerrAscend, through a wholly owned subsidiary, WDB MD, acquired HMS, a cultivator of cannabis flower for the wholesale medical cannabis market in Maryland. TerrAscend acquired 100% of the equity of HMS Health and the rights to acquire 100% of the equity of HMS Processing, a processor of cannabis flower, post-closing following receipt of certain regulatory approvals, for total consideration of $24.5 million comprised of $22.4 million in cash and a $2.1 million note, bearing 5.0% annual interest, which was settled when due in April 2022. TerrAscend retains 100% of the economics of HMS through full ownership of HMS Health and a master services agreement with HMS Processing.

Acquisition of Keystone Canna Remedies

On April 30, 2021, TerrAscend, through a wholly owned subsidiary, acquired KCR (the "KCR Acquisition"). The transaction added three retail dispensaries located in Bethlehem, Allentown and Stroudsburg, Pennsylvania. Prior to the acquisition, TerrAscend owned 10% of KCR. TerrAscend acquired the remaining 90% of the equity for total consideration of $69.8 million comprised of $34.4 million in Common Shares, $20.5 million in cash, $7.1 million related to the fair value in previously owned shares, and a $6.8 million noting bears 10% annual interest, and was settled when due in April 2022.

New Jersey Partnership

On August 20, 2021, TerrAscend purchased an additional 12.5% (previously owned 75%), with an option to purchase an additional 6.25% ownership, of the issued and outstanding equity of TerrAscend NJ from BWH NJ, LLC and Blue Marble Ventures, LLC for a total cash consideration of $50 million, which was paid during the year ended December 31, 2021. Upon closing of the agreement, TerrAscend now owns 87.5% of the issued and outstanding equity of TerrAscend NJ.

TerrAscend has the option to purchase an additional 6.25% ownership, for a total of 93.75%, at a predetermined valuation during the period commencing April 1, 2023 through June 15, 2023.

Acquisition of Gage

On March 10, 2022, TerrAscend acquired all of the outstanding equity interests of Gage, a cultivator, processor, and retailer with operations in the Michigan market (the "Gage Acquisition"). Pursuant to the terms of the arrangement agreement, for each Gage subordinate voting share and other equity instruments, including outstanding stock options and warrants, each holder received a 0.3001 equivalent replacement award of TerrAscend's respective security at the time of closing based on the closing price of the Common Shares on the Canadian Securities Exchange ("CSE") on March 10, 2022. On the acquisition date there was consideration in the form of 51,349,978 Common Shares valued at $242.9 million, 13,504,500 exchangeable units valued at $66.6 million, 4,940,364 replacement stock options with a fair value of $13.1 million, and 282,023 replacement warrants with a fair value of $0.4 million.

Acquisition of Pinnacle

On August 23, 2022, TerrAscend acquired all of the outstanding equity interests in KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), a dispensary operator in Michigan, and related real estate, for total consideration of $31.0 million, which included consideration paid in cash of $12.3 million, two promissory notes in an aggregate amount of $10.0 million, and 4,803,184 Common Shares of TerrAscend, no par value, valued at $7.9 million (the "Pinnacle Acquisition"). The cash consideration paid included repayments of indebtedness and transaction expenses on behalf of Pinnacle of $3.9 million and $0.6 million respectively. The transaction includes six dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci, Michigan. TerrAscend intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.

Acquisition of AMMD

For more information regarding the Acquisition of AMMD, please see Item 1 - "Business" - "Subsequent Transactions".

Principal Products

TerrAscend offers a competitive product portfolio, ranging from flower, concentrates, vaporizables, edibles and/or accessories, in the jurisdictions in which TerrAscend operates. TerrAscend strives to develop and introduce innovative products to serve patients’ and customers’ unique needs.

Principal Markets

TerrAscend currently has operations in the United States and Canada. In the United States, TerrAscend sells cannabis products in Michigan, Pennsylvania, New Jersey, Maryland and California. In Canada, TerrAscend operates its Cookies Canada retail business, as well as is monetizing its intellectual property portfolio. TerrAscend’s Arise business also sells whole-plant hemp extract products in retail locations across the United States where legally permitted. TerrAscend’s business is not generally cyclical or seasonal in nature.

Distribution Methods

TerrAscend distributes its branded products across dispensaries in Pennsylvania, New Jersey, Maryland, Michigan and California. In Canada, TerrAscend sells its products to consumers in Ontario. TerrAscend’s Arise business also sells whole-plant hemp extract products in retail locations across the United States where legally permitted.

Sources and Availability of Materials

TerrAscend grows or procures the primary component of its finished products, namely cannabis. TerrAscend’s cultivation operations are dependent on a number of key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other utilities.

Specialized Knowledge and Skills

TerrAscend’s business requires specialized skills and knowledge. TerrAscend believes its team has developed and sourced business systems to effectively and efficiently operate its wholesale operations and retail cannabis operations in the states and provinces in which it operates in the U.S. states and Canadian provinces in which it operates. The brand building, retail marketing and product development knowledge and skills of TerrAscend’s management team and employees will be essential to TerrAscend becoming a well-respected household name within the retail cannabis industry. Please see Item 1A – “Risk Factors” – “Risks Related to TerrAscend’s Business, Operations and Industry” – “TerrAscend is dependent on suppliers and key inputs for the cultivation, extraction and production of cannabis products.”

Competitive Conditions

TerrAscend faces, and will continue to face, competition from new and existing licensed cannabis operators, competitors with existing retail operations, government owned retailers and the illicit market and other applicable participants in the cannabis wholesale and manufacturing industry. Some of the competitors of TerrAscend may have greater financial resources, market access and manufacturing and marketing experience than TerrAscend. Due to challenging market conditions in certain states, some operators have exited the industry and in doing so have heavily discounted their products, creating pressure on pricing.

Increased competition by numerous independent cannabis retail outlets, wholesalers and larger and better financed competitors (including new entrants), and heavily discounted products by exiting players could have a material adverse effect on TerrAscend.

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
(f)
Exiting Competitors: This class of competitors may be vertically integrated or may only operate at retail or wholesale, and due to financial distress are exiting the cannabis market. These competitors may heavily discount their products during the process of winding down their operations.

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

In addition, the Company has sought and will continue to seek trademark protection in the United States and Canada. TerrAscend’s ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering marijuana-related products and services that are illegal under the CSA. Accordingly, TerrAscend’s ability to obtain intellectual property rights or enforce intellectual property rights against third party uses of similar trademarks may be limited in certain countries. The U.S. Patent and Trademark Office released a policy on May 2, 2019 that clarifies that applications for trademarks for products that meet the definition of hemp could be accepted for registration, with certain exceptions.

Human Capital

As of December 31, 2022, TerrAscend employed 1,125 employees, none of whom were subject to a collective bargaining agreement. Of these employees, approximately 972 were full-time. TerrAscend believes it has a good relationship with its employees.

TerrAscend believes in building a diverse team, and it strives to make TerrAscend a welcoming space where everyone can make an impact on TerrAscend’s success. TerrAscend encourages talented people from all backgrounds to join TerrAscend and strives to make it a place of inclusion.

TerrAscend is committed to providing a safe and secure work environment in accordance with applicable labor, safety, health, anti-discrimination and other workplace laws. TerrAscend strives for all TerrAscend’s employees to feel safe and empowered at work. To that end, TerrAscend maintains a hotline that employees can call, with the option of remaining anonymous, to voice concerns.

Licenses and Regulatory Framework in United States

TerrAscend and its subsidiaries, as applicable, currently hold all necessary state licenses and permits to carry on the activities it conducts.

Summary of U.S. Cannabis Regulatory Regime

The cannabis industry is subject to various state and local laws, regulations and guidelines relating to the cultivation, manufacture, distribution, sale, storage and disposal of medical and recreational cannabis, as well as laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. The U.S. regulatory scheme varies in its terminology and definitions, using “cannabis”, “marijuana” and “hemp” as distinct terms. The regulatory environment governing the medical and recreational marijuana industries in the United States, where state law permits such activities, are, and will continue to be, subject to evolving regulation by governmental authorities. Accordingly, there are a number of risks associated with investing in businesses in an evolving regulatory environment, including, without limitation, increased industry competition, rapid consolidation of industry participants and potential insolvency of industry participants.

38 states plus the District of Columbia, the Commonwealth of the Northern Mariana Islands, Puerto Rico, U.S. Virgin Islands and Guam that have authorized medical marijuana and approximately 21 states plus the District of Columbia, Guam, and the Commonwealth of Northern Marina Islands who have authorized adult-use marijuana. Notwithstanding the permissive regulatory environment of medical, and in some cases also recreational marijuana at the state level, marijuana remains a Schedule I drug under the CSA, making it illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess marijuana in the United States. Furthermore, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable U.S/ federal money laundering legislation.

The U.S. federal government’s approach to enforcement of marijuana laws has trended toward deference to state laws where a robust state regulatory framework exists. On August 29, 2013, the U.S. Department of Justice (the “DOJ”) issued a memorandum known as the “Cole Memorandum” to all U.S. Attorneys’ offices. The Cole Memorandum generally directed U.S. Attorneys not to prioritize the enforcement of federal marijuana laws against individuals and businesses that comply with state medical marijuana programs. The Cole Memorandum, while not legally binding and only a policy statement, assisted in managing the tension between state and federal laws concerning all medical and adult-use state-regulated marijuana businesses.

On January 4, 2018, the Cole Memorandum was rescinded by former Attorney General Sessions. While this did not create a change in federal law, the revocation added to the uncertainty of U.S. federal enforcement of the CSA in states where marijuana use is regulated. Former Attorney General Sessions also issued a one-page memorandum known as the “Sessions Memorandum” which confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the U.S. Attorney’s Manual. While the Sessions Memorandum does emphasize that marijuana is a Schedule I controlled substance, and states the statutory view that it is a “dangerous drug and that marijuana activity is a serious crime,” it does not otherwise indicate that the prosecution of marijuana-related offenses is a heightened DOJ priority. Furthermore, the Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion. Such prosecutorial discretion remains in the hands of U.S. Attorneys when deciding whether or not to prosecute marijuana-related offenses.

On November 7, 2018, U.S. Attorney General Jeff Sessions resigned as U.S. Attorney General. On February 14, 2019, William Barr was confirmed by the U.S. Senate as the next Attorney General. During one of his Senate confirmation hearings, Mr. Barr stated that he did not support cannabis legalization but would not prosecute cannabis businesses that comply with state laws. Mr. Barr stated further that he would not upset settled expectations that have arisen as a result of the Cole Memorandum.

On March 11, 2021, Merrick Garland was appointed U.S. Attorney General. Mr. Garland indicated he would generally act in accordance with the Cole Memorandum, when, at his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.” He has not, however, reissued the Cole Memorandum or issued substitute guidance. While enforcement of federal laws against regulated state entities does not appear to be a U.S. DOJ priority, the U.S. DOJ may change its enforcement policies at any time, with or without advance notice.

For the reasons set forth herein, TerrAscend’s existing investments in the United States, and any future investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, TerrAscend may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not lead to the imposition of certain restrictions on TerrAscend’s ability to invest in the United States or any other jurisdiction. Government policy changes or public opinion may also result in a significant influence over the regulation of the marijuana industry in the United States or elsewhere. A negative shift in the public’s perception of marijuana in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state and local jurisdictions to abandon initiatives or proposals to legalize medical or recreational marijuana, thereby limiting the number of new state jurisdictions into which TerrAscend could expand. Any inability to fully implement TerrAscend’s expansion strategy may have a material adverse effect on TerrAscend’s business, financial condition and results of operations.

Additionally, under United States federal law, it may be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of marijuana or any other Schedule I controlled substance. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to marijuana businesses. It may also be a violation of federal money laundering statutes for “federal health care law violations,” which include violations of the Federal Food, Drug, and Cosmetic Act (“FDCA”).

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on TerrAscend, including its reputation and ability to conduct business, its marijuana licenses in the United States, the listing of its securities on various stock exchanges, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for TerrAscend to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. For the reasons set forth above, TerrAscend’s investments and operations in the United States may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada.

TerrAscend may also be subject to a variety of laws and regulations domestically and in the United States that relate to money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada. Further, under U.S. federal law, banks or other financial institutions that provide a marijuana business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to marijuana-related businesses. The FinCEN Memorandum clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on marijuana-related violations of the CSA and independently lists the federal government’s enforcement priorities as related to marijuana. Although the original FinCEN Memorandum is still in place, this supplementary Department of Justice guidance that accompanied the FinCEN Memorandum was rescinded when former Attorney General Sessions rescinded the Cole Memorandum. It is unclear whether the current administration will follow the guidelines of the FinCEN Memorandum, although immediately after the Sessions Memorandum, then-U.S. Treasury Secretary Steven Mnuchin stated that the Treasury Department had no intention to rescind the FinCEN Memorandum but, instead, wanted to improve the availability of banking services in the state-regulated marijuana space. The position of current Treasury Secretary Janet Yellen is relatively unknown. In the foreseeable future, TerrAscend expects any amounts payable by TerrAscend from its subsidiaries to remain in the United States to fund the further development of its businesses. TerrAscend may also consider future debt or equity financings.

H.R. 1595, the SAFE Banking Act of 2019, which would expand financial services in the United States to marijuana-related legitimate businesses and service providers, was introduced in the U.S. House of Representatives (the “House”) on March 7, 2019 with bipartisan support. On April 11, 2019, S. 1200, the U.S. Senate (the “Senate”) version of the SAFE Banking Act, was filed. This bill also has bipartisan support and more than a fifth of the total Senate, 27 members, co-sponsored it. On September 25, 2019, H.R. 1595 passed in the House by a vote of 321 to 103, but it stalled in the U.S. Senate. The SAFE Banking Act passed the House again on May 15, 2020, when it was included in the COVID-19 stimulus bill, the Health and Economic Recovery Omnibus Emergency Solutions Act. However, that measure also stalled in the Senate. The SAFE Banking Act passed the House again on April 19, 2021 as H.R. 1996, by a vote of 321 – 101. The bill was received by the Senate and referred to the Committee on Banking, Housing and Urban Affairs, where it remained. On September 23, 2021, the House approved the National Defense Authorization Act (“NDAA”) that contained the provisions of the SAFE Banking Act. The SAFE Banking Act was subsequently removed from the NDAA by the House-Senate conference committee on December 7, 2021, and was not included in the final version of the NDAA. On February 4, 2022, the House passed the America COMPETES Act of 2022, which included the provisions of the SAFE Banking Act. The legislation has yet to be affirmed by the Senate.

Other legislation that has been introduced in the United States that would make cannabis transactions easier and more predictable, include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Cannabis Administration and Opportunities Act (the “CAOA”). The MORE Act was first introduced in July 2019 by Representative Jerrold Nadler in the House, and in the Senate by then-U.S. Senator Kamala Harris. If it were to become law, the MORE Act would remove cannabis as a Schedule I controlled substance under the CSA and make available U.S. Small Business Administration funding for regulated cannabis operators. The MORE Act was reintroduced in the current U.S. Congress (“Congress”) by Representative Nadler on May 28, 2021, with no corresponding bill introduced in the Senate. The CAOA was released as a discussion draft by U.S. Senate Majority Leader Chuck Schumer, U.S. Senator Ron Wyden, and U.S. Senator Cory Booker in July 2021. If it were to become law it would, among other things, remove cannabis from the definition of a controlled substance under the CSA, allow states to set their own regulations for cannabis, and block states from prohibiting interstate commerce of regulated cannabis across their borders. Recently introduced into Congress is another bill, the States Reform Act (“SRA”), introduced by Rep. Nancy Mace (R-SC), which would repeal the federal prohibition of cannabis.

Despite the rescission of the Cole Memorandum, one legislative safeguard for the medical marijuana industry remains in place. Congress has used a rider known as the Rohrabacher-Blumenauer Amendment in the fiscal year 2015, 2016 and 2017 Consolidated Appropriations Acts (the “RBA”) to prevent the federal government from using congressionally appropriated funds to enforce federal marijuana laws against regulated medical marijuana actors operating in compliance with state and local law. However, this measure does not protect adult-use marijuana businesses. As part of the $1.3 trillion federal spending bill enacted on March 23, 2018, Congress renewed the RBA through September 2018, and subsequently extended it further. The RBA is an appropriations rider that prohibits the DOJ from using federal funds to prevent states from implementing marijuana laws. The U.S. Ninth Circuit in United States v. McIntosh held that the prohibition under the RBA also prevents the DOJ from spending federal funds to prosecute individuals who are engaged in conduct that is permitted by, and in compliance with, state medical marijuana laws.

State-Level Overview

The following section presents an overview of market and regulatory conditions for the marijuana industry in U.S. states in which TerrAscend has or is intending to have an operating presence and is presented as of the date of filing, unless otherwise indicated.

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

On February 22, 2021, Governor Murphy signed the New Jersey Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization Act (“CREAMMA”) into law, legalizing the use of marijuana by adults 21 years of age and older in New Jersey. On August 19, 2021, New Jersey’s Cannabis Regulatory Commission (“CRC”) published its first set of rules associated with adult-use cannabis in the state. These rules outline the details of licensing, the authority of municipalities, the operations of cannabis businesses, and the CRC’s authority over adult-use cannabis. Adult-use sales in New Jersey commenced on April 21, 2022.

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

The retail dispensary licenses permit TerrAscend to purchase marijuana and marijuana products from cultivation/processing facilities, as well as allow the sale of marijuana and marijuana products.

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

In April 2018, the Maryland House and Senate approved a bill, which was later signed by Governor Hogan, that expanded the license pool, allowing for a maximum of seven additional cultivation licenses, for a total of 22, and 13 additional processing licenses, for a total of 28. As of March 1, 2022, there were approximately 95 licensed dispensaries, 18 licensed cultivators, and 19 licensed processors. In November 2022, the voters in Maryland approved adult-use cannabis as a ballot question. Beginning on July 1, 2023, adults 21 or older may possess and consume up to 1.5 ounces of cannabis flower, 12 grams of concentrated cannabis, or a total amount of cannabis products that does not exceed 750 mg THC. This amount is known as the "personal use amount." Adult-use sales are expected to begin around the same time.

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

On February 11, 2022, Governor Whitmer signed an Executive Reorganization Order (ERO) 2022-1 which modified the Marijuana Regulatory Agency (MRA) to be called the Cannabis Regulatory Agency (CRA). This allowed for the CRA to have authority over Michigan's hemp processors and handlers under the Industrial Hemp Research and Development Act also shifting to the new CRA.

U.S. Hemp Regime

The Agriculture Improvement Act of 2018 (commonly known as the “2018 Farm Bill”) was signed into law on December 20, 2018. The 2018 Farm Bill, among other things, removed “hemp” (including any part of the cannabis plant containing 0.3% THC or less), its extracts, derivatives, and cannabinoids from the CSA definition of “marihuana”, and allows for federally-sanctioned hemp production under the purview of the U.S. Department of Agriculture (the “USDA”), in coordination with state departments of agriculture that elect to have primary regulatory authority. States and Tribal governments can adopt their own regulatory plans, even if more restrictive than federal regulations, so long as the plans meet minimum federal standards and are approved by the USDA. Hemp production in jurisdictions that do not choose to submit their own plans (and that do not otherwise prohibit hemp production) will be governed by USDA regulation. “Hemp” as defined in the 2018 Farm Bill, “means the plant Cannabis sativa L., and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not with a THC concentration of not more than 0.3% on a dry weight basis.”

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

Notwithstanding the foregoing, the 2018 Farm Bill expressly preserves the U.S. Food and Drug Administration’s authority to regulate certain products under the FDCA and Section 351 of the Public Health Service Act. The FDA takes the position that because CBD was the subject of substantial clinical investigations that have been made public and is the active ingredient in an FDA-approved drug (Epidiolex), it is therefore illegal to add to food and CBD products are excluded from the dietary supplement definition. While there is an exception for articles that were marketed as a conventional food or dietary supplement before the new drug investigations were authorized (or the new drug was approved), the FDA has asserted that, based on available evidence, the exception does not apply to CBD. As previously mentioned, the FDA takes the position that it is unlawful under the FDCA to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, dietary supplements, regardless of whether the substances are hemp-derived. Despite FDA’s stated position, the agency has not, to date, been active in its CBD-related enforcement absent CBD products bearing aggressive therapeutic claims (e.g., claims of treatment of COVID-19, neuropathy, AIDS, diabetes, cancer, etc.). FDA could change its enforcement priorities at any time. The FDA has indicated that it will work towards providing ways for companies to seek approval from the FDA to market CBD products. In addition, options remain available for the FDA to consider whether there are circumstances in which certain cannabis-derived compounds might be permitted in a food or dietary supplement. Importantly, notwithstanding the FDA’s stated position prohibiting sales of CBD containing-foods and dietary supplements, the FDA has authority to issue a regulation allowing the use of a pharmaceutical ingredient, such as CBD, in a food or dietary supplement, even if such pharmaceutical ingredient was not previously marketed as a food or dietary ingredient prior to the initiation of clinical drug trials. Timing regarding if or when FDA might issue such a regulation is unclear.

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

Although hemp-derived CBD cannot be added or marketed in foods or dietary supplements, certain hemp derived substances, such as hemp seed oil, may be permissible in food, dietary supplements, cosmetics, and other products depending on whether the ingredients and finished products comply with the other requirements of the FDCA. For example, a substance that will be added to food is subject to premarket approval by the FDA unless it is generally recognized, among qualified experts, to be safe under the conditions of its intended use (“GRAS”). Pursuant to the FDCA, a food ingredient may be marketed in the United States under any of the following three alternative criteria: (i) if it was approved by the FDA or USDA between 1938 and 1958 for the intended use (commonly referred to as a “prior sanction”); (ii) if it is GRAS for its intended use; or (iii) pursuant to a food additive regulation promulgated by the FDA. On December 20, 2018, the FDA issued GRAS approvals for three ingredients that are derived from parts of the cannabis plant that do not contain THC or CBD – hulled hemp seeds, hemp seed protein, and hemp seed oil. These three types of products can be legally marketed in human foods without food additive approval, provided they comply with all other requirements and do not make unlawful drug claims. It is worth noting that none of these GRAS products contain CBD.

The 2018 Farm Bill also contemplates a significant state presence in the regulation of hemp production, as the 2018 Farm Bill empowers states, U.S. territories and Native American tribes to regulate the production and sale of hemp within their respective borders. To regulate commercial hemp production, states, U.S. territories and Native American tribes must submit plans to the USDA setting out the processes associated with how the state, territory or tribe will regulate hemp production, including how it will gather information, test, inspect and dispose of hemp and its related byproducts. The Secretary of the USDA must approve or reject these plans within sixty days of receipt. If a state, territory or tribe chooses not to submit a plan to the USDA, potential producers will be able to apply directly to the USDA for licensing approval. States, territories and tribes may also enact stricter laws than those enacted at the federal level and may ban hemp production and sale within their respective jurisdiction.

Once implemented, in jurisdictions with USDA-approved state programs, it will be a violation of state law to cultivate hemp without a registration in compliance with state law, or in the case of a state or territory without a USDA-approved program, it will be a violation of federal law to cultivate hemp without a federally issued license.

The 2018 Farm Bill was signed into law on December 20, 2018. Importantly, however, the Industrial Hemp cultivation and research provisions contained in the Section 7606 of the Agricultural Act of 2014 (the “2014 Farm Bill”) will remain in effect pending the USDA’s rulemaking process and certain provisions of the law may not yet be effective. The federal rulemaking process may take more than one year to finalize, and the 2014 Farm Bill will be repealed one year after the USDA establishes regulations governing hemp production in states lacking their own USDA-approved plans. The scope of the 2014 Farm Bill is limited to cultivation that is: (i) for research purposes (inclusive of market research, which multiple federal agencies have confirmed includes commercial sales with a research purpose); (ii) part of an “agricultural pilot program” or other agricultural or academic research; and (iii) permitted by state law. Further, the 2014 Farm Bill defines “Industrial Hemp” as the plant Cannabis sativa L., and any part of such plant, whether growing or not, with a delta-9 THC concentration of not more than 0.3% on a dry weight basis. The USDA published its final rule on January 19, 2021. The USDA’s final rule establishes a federal licensing plan for regulating U.S. hemp producers in states that do not have their own USDA-approved plans. In the absence of a state plan, U.S. hemp producers will be subject to regulation directly by the USDA unless the state prohibits U.S. hemp production. Additionally, the final rule includes requirements for maintaining information on the land where US hemp is produced, testing U.S. hemp for THC levels, disposing of plants with more than 0.3 percent THC on a dry-weight basis and licensing for U.S. hemp producers. The USDA’s final rule requires hemp producers to use a laboratory that is registered with the DEA, although the USDA is delaying enforcement of this requirement until December 31, 2022. The final rule also includes provisions for producers to dispose or remediate violative hemp plants without the use of a DEA-registered reverse distributor or law enforcement.

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

Regulatory Framework in Canada

Licenses and Regulatory Framework in Canada

The TerrAscend Canada Licensed Producer License

TerrAscend Canada held a standard cultivation license, standard processing license and license for sale for medical purposes under the Cannabis Act until February 9, 2023 when it opted to return its license. Under the Licensed Producer License, and subject to further requirements set out in the Cannabis Act, TerrAscend Canada was able to possess, obtain produce and sell cannabis, including sales of cannabis extracts, topicals and edibles, and oils, in accordance with the applicable Cannabis Regulations, subject to certain terms and conditions.

The Cookies Canada License

TerrAscend's minority-owned business, Cookies Canada, has an interest in a retail operator's license under the Cannabis License Act (Ontario). The retail operator's license permits, subject to further requirements set out in the legislation, to possess and sell cannabis, including sales of cannabis extracts, topicals and edibles, and oils, in accordance with the applicable legislation and regulation, subject to certain terms and conditions, subject to certain restrictions on age and time of sale.

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

Advertising and Promotions

The Cannabis Act, and the accompanying Cannabis Regulations, the Cannabis Licence Act (Ontario) and its accompanying regulations, contain strict restrictions on the promotion of cannabis products and generally prohibit the promotion of cannabis, cannabis accessories and services related to cannabis, unless the promotional activity is specifically authorized under the legislation and regulations. These prohibitions are intended to protect public health and safety, including protecting the health of young persons by restricting their access to cannabis and preventing the inducement of the use of cannabis, while allowing consumers to have access to information with which they can make informed decisions about the consumption of cannabis. Thus, the promotion, packaging and labelling, display and sale and distribution of cannabis and cannabis accessories takes place in a highly regulated environment which restricts the ability of operators to brand and market their store or products in a manner consistent with other industries which are not subject to such controls.

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

Compliance

In the United States, TerrAscend is in compliance with all state laws and the related cannabis licensing framework of Maryland, Pennsylvania, New Jersey, California, and Michigan. In Canada, at the time of license return at the request of TerrAscend, TerrAscend was in compliance with all applicable federal, provincial and territorial laws and regulations, including the Cannabis Act and the Cannabis Regulations. There are no current incidences of noncompliance, citations or notices of violations outstanding which may have an impact on TerrAscend’s licenses, business activities or operations in these states. Notwithstanding the foregoing, like all businesses, TerrAscend may from time-to-time experience incidences of noncompliance with applicable rules and regulations in the states in which TerrAscend operates, and such non-compliance may have an impact on TerrAscend’s licenses, business activities or operations in the applicable states. However, TerrAscend takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on TerrAscend’s licenses, business activities or operations in all states in which TerrAscend operates.

Available Information

TerrAscend’s website address is www.terrascend.com. Through this website, TerrAscend’s filings with the U.S. Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. Information contained on or accessible through TerrAscend's website is not a part of this Annual Report, and the inclusion of TerrAscend's website address in this Annual Report is an inactive textual reference only.

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

Regulatory and Legal Risks to TerrAscend’s Business and the Cannabis Industry

There is a substantial risk of regulatory or political change with respect to cannabis, which could have a material adverse effect on TerrAscend’s business.

In the United States, the operations of TerrAscend and its subsidiaries are subject to a variety of laws, including, among other things, state and local regulations and guidelines relating to the cultivation, manufacture, management, transportation, distribution, sale, storage and disposal of cannabis. Changes to such laws, regulations and guidelines due to matters beyond the control of TerrAscend may cause adverse effects to TerrAscend’s business, financial condition and result of operations. Local, state and federal laws and regulations governing cannabis for medicinal and recreational purposes are broad in control and are subject to evolving interpretations, which could require TerrAscend to incur substantial costs associated with bringing TerrAscendʼs operations into compliance. In addition, violations of these laws, or allegations of such violations, could disrupt TerrAscendʼs operations and result in a material adverse effect on its financial performance. It is beyond TerrAscendʼs scope to predict the nature of any future change to the existing laws, regulations, policies, interpretations or applications, nor can TerrAscend determine what effect such changes, when and if promulgated, could have on TerrAscendʼs business.

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

In addition, government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in Canada, the United States or elsewhere. A negative shift in the public’s perception of medical or recreational cannabis in Canada, the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, a shift could cause state and local jurisdictions to abandon initiatives or proposals to legalize medical or recreational cannabis, thereby limiting the number of new state jurisdictions into which TerrAscend could expand. Any inability to fully implement TerrAscendʼs expansion strategy may have a material adverse effect on TerrAscendʼs business, financial condition and results of operations.

Compliance with regulations regarding cannabis is difficult, because the regulation of cannabis is uncertain and frequently changes. TerrAscend's failure to comply with applicable laws regarding cannabis may adversely affect TerrAscend's business.

Achievement of TerrAscendʼs business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the sale of its products. TerrAscend cannot predict the impact of the compliance regime that the applicable regulatory bodies in the United States and Canada are implementing that effect the business of TerrAscend. Similarly, TerrAscend cannot predict the time required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. The impact of governmental compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on the business, results of operations and financial condition of TerrAscend.

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

TerrAscendʼs ability to grow, store and sell medical and adult-use cannabis in certain U.S. states and Canada is dependent on TerrAscend maintaining licenses with applicable regulators for the production and sale of cannabis. Failure to comply with the requirements of its licenses or any failure to maintain its licenses would have a material adverse impact on the business, financial condition and operating results of TerrAscend.

TerrAscend and its subsidiaries, as applicable, will apply for, as the need arises, all necessary licenses and permits to carry on the activities it expects to conduct in the future. However, the ability of TerrAscend or its subsidiaries to obtain, maintain or renew any such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable authorities or other governmental agencies in each respective jurisdictions.

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

As a cannabis business, TerrAscend is subject to unfavorable tax treatment under the U.S. federal income tax law.

Tax risk is the risk of changes in the tax environment that would have a material adverse effect on TerrAscendʼs business, results of operations, and financial condition. Currently, U.S. state licensed marijuana businesses are assessed a comparatively high effective U.S. federal income tax rate due to Section 280E of the Internal Revenue Code of 1986, as amended (the "Code"), which prohibits businesses from deducting certain expenses associated with trafficking in controlled substances (within the meaning of Schedule I and II of the CSA). The Internal Revenue Service ("IRS") has invoked Section 280E of the Code in tax audits against various cannabis businesses in the United States that are permitted under applicable U.S. state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various U.S. administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E of the Code favorable to cannabis businesses. Given these facts, the impact of any such challenges cannot be reliably estimated; however, it may be significant to the financial condition and/or the overall operations of TerrAscend.

If TerrAscend’s tax positions were to be challenged by U.S. federal, state, or local or non-U.S. tax jurisdictions, TerrAscend' may not be wholly successful in defending its tax filing positions. TerrAscend records reserves for unrecognized tax benefits based on its assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining TerrAscend’s tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If TerrAscend’s tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts, or TerrAscend may be required to reduce the carrying amount of its net deferred tax asset, either of which could be significant to TerrAscend’s financial condition or results of operations.

If TerrAscend is or becomes a “passive foreign investment company,” its U.S. investors may suffer adverse tax consequences.

Generally, for any taxable year, if at least 75% of TerrAscend’s gross income is passive income, or at least 50% of the value of TerrAscend’s assets (generally determined based on a weighted quarterly average) is attributable to assets that produce, or are held for the production of, passive income, TerrAscend will be a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, certain gains from the sale of investment property, and certain rents and royalties, and passive assets generally include cash. Additionally, TerrAscend generally will be treated as directly holding and receiving its proportionate share of the assets and income, respectively, of any corporation in which it owns, directly or indirectly, 25% of its stock by value. If TerrAscend is a PFIC for any taxable year, certain U.S. investors may suffer adverse tax consequences, including ineligibility for preferential tax rates on capital gains or dividends, interest charges on certain taxes treated as deferred, and additional tax reporting requirements.

TerrAscend’s PFIC status generally will depend on the nature and composition of TerrAscend’s income and assets and the value of TerrAscend’s assets (which generally will be determined based on the fair market value of each asset, with the value of goodwill determined in large part by reference to the market value of TerrAscend’s stock from time to time, which may be volatile). If TerrAscend’s market capitalization declines while it holds a substantial amount of cash for any taxable year, TerrAscend may be a PFIC for such taxable year. The manner and timeframe in which TerrAscend spends the cash it raises in any offering, the transactions it enters into, and how TerrAscend’s corporate structure may change in the future will affect the nature and composition of TerrAscend’s income and assets. Based on the nature and composition of TerrAscend’s income and assets and the value of TerrAscend’s assets, including goodwill, TerrAscend believes that it was not a PFIC for its taxable year ended December 31, 2022. Because PFIC determination is a factual determination made annually after the end of each taxable year by applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation, there can be no assurance that TerrAscend will not be a PFIC for any taxable year, and TerrAscend’s U.S. counsel expresses no opinion with respect to TerrAscend’s PFIC status for any taxable year. U.S. investors should consult their own tax advisors regarding the PFIC rules’ impact in their particular circumstances.

If TerrAscend is a PFIC for any taxable year, the tax consequences that would apply if U.S. investors were able to make a valid “qualified electing fund” (“QEF”) election. At this time, TerrAscend does not expect to provide U.S. investors with the information necessary for them to make a QEF election if TerrAscend is a PFIC for any taxable year. U.S. investors should assume that a QEF election will not be available with respect to TerrAscend’s stock.

If TerrAscend (or any of its non-U.S. subsidiaries) is a “controlled foreign corporation,” certain of its U.S. investors may suffer adverse tax consequences.

If a “United States person” for U.S. federal income tax purposes is treated as owning (directly, indirectly, or constructively) at least 10% of the total value or total combined voting power of TerrAscend’s stock, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” (“CFC”) in TerrAscend’s group (if any). A non-U.S. corporation will be a CFC if United States shareholders own (directly, indirectly, or constructively) more than 50% of the total value or total combined voting power of the stock of the non-U.S. corporation. Because TerrAscend’s group includes one or more U.S. corporate subsidiaries, certain of its current or future non-U.S. corporate subsidiaries may be treated as CFCs (regardless of whether TerrAscend is treated as a CFC). A United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income,” and investments of earnings in U.S. property (regardless of whether the CFC makes any distributions to its shareholders). Additionally, an individual United States shareholder with respect to a CFC generally will not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate United States shareholder. A failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties and prevent the statute of limitations from running with respect to the United States shareholder’s U.S. federal income tax return for the taxable year in which reporting was due. There can be no assurance that TerrAscend will assist its U.S. investors in determining whether it (or any of its current or future non-U.S. subsidiaries) is treated as a CFC or whether such U.S. investors are treated as United States shareholders with respect to any such CFC, or that TerrAscend will furnish to any such United States shareholders information that may be necessary to comply with their CFC reporting and tax paying obligations. U.S. investors should consult their own tax advisors regarding the CFC rules’ impact in their particular circumstances.

TerrAscend’s ability to use its U.S. net operating loss carryforwards to offset its future U.S. taxable income may be subject to limitations.

TerrAscend’s U.S. federal net operating loss carryforwards (“NOLs”) generated in taxable years beginning before January 1, 2018 may be carried forward for 20 years. TerrAscend’s U.S. federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such NOLs is limited. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its stock ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change U.S. federal NOLs to offset its future U.S. taxable income. If TerrAscend has undergone an ownership change in the past, or if future changes in its stock ownership, some of which are outside its control, results in an ownership change, its ability to utilize its U.S. federal NOLs may be limited by Section 382 of the Code. It is uncertain if and to what extent U.S. states will conform to U.S. federal income tax law with respect to the treatment of NOLs. As a result, TerrAscend’s ability to use its U.S. NOLs to offset its future U.S. taxable income may be subject to limitations, which could increase its tax liability and decrease its cash flow.

Tax and accounting requirements may change or be interpreted in ways that are unforeseen to TerrAscend, and TerrAscend may face difficulty or be unable to implement and/or comply with any such changes or interpretations.

TerrAscend is subject to numerous tax and accounting requirements, and changes in existing rules or practices, varying interpretations of current rules or practices, or enactments of new rules or practices could have a significant adverse effect on TerrAscend’s financial results, the manner in which TerrAscend conducts its business, or the marketability of any of TerrAscend’s products. For instance, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In many countries, including the U.S., TerrAscend is subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although TerrAscend believes that it is in substantial compliance with all applicable regulations and restrictions, it is subject to the risk that governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that TerrAscend should file tax returns in jurisdictions where it does not file and subject it to additional tax. In the future, the geographic scope of TerrAscend’s business may expand, and such expansion will require TerrAscend to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time-consuming and expensive and could potentially subject TerrAscend to penalties and fees in the future if it failed to comply. In the event that TerrAscend failed to comply with applicable tax laws and regulations, this could have a material adverse effect on its business, financial condition, and results of operations.

Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change. TerrAscend may be subject to action by the U.S. federal government due to its involvement with cannabis, and such action could materially adversely affect TerrAscend’s business.

While some states in the United States have authorized the use and sale of cannabis in some form, it remains illegal under US federal law. On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a memorandum to U.S. Attorneys which rescinded previous guidance from the U.S. Department of Justice specific to cannabis enforcement in the United States, including the Cole Memorandum, which stated that the U.S. Department of Justice would not prioritize the prosecution of cannabis-related violations of U.S. federal law in jurisdictions that had enacted laws legalizing medical cannabis in some form and had implemented strong and effective regulatory and enforcement systems. With the Cole Memorandum rescinded, U.S. federal prosecutors have greater discretion in determining whether to prosecute medical cannabis-related violations of U.S. federal law; there was never such a policy statement in relation to U.S. state and territories with adult use cannabis programs. Because TerrAscend engages in cannabis-related activities in the United States, an increase in federal enforcement efforts with respect to current U.S. federal laws applicable to cannabis could cause financial damage to TerrAscend. In addition, TerrAscend is at risk of being prosecuted under U.S. federal law and having its assets seized.

TerrAscendʼs exposure to U.S. cannabis related activities are as follows:

	December 31, 2022	December 31, 2021
Current assets	98,704	82,328
Non-current assets	577,659	407,675
Current liabilities	124,777	61,255
Non-current liabilities	215,605	164,977

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue, net	246,571	190,847	125,207
Gross profit (loss)	100,941	110,783	85,520
Income (loss) from operations	(4,994)	26,503	38,702
Net loss attributable to controlling interest	(322,461)	(2,506)	(5,582)

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on TerrAscend, including its reputation and ability to conduct business, the listing of its securities on various stock exchanges, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for TerrAscend to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

Unlike in Canada which has federal legislation uniformly governing the cultivation, distribution, sale and possession of cannabis under the Cannabis Act, investors are cautioned that in the United States, cannabis is largely regulated at the state level. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA in the United States and as such, is in violation of federal law in the United States. Further, there can be no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. It is also important to note that local and city ordinances may strictly limit and/or restrict the distribution of cannabis in a manner that will make it extremely difficult or impossible to transact business in the cannabis industry.

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

The U.S. Court of Appeals for the Ninth Circuit has construed these appropriations bills to prevent the federal government from prosecuting individuals when those individuals comply with state medical cannabis laws, and has vacated numerous convictions and sent the cases back to the trial courts for further determination. However, because this conduct continues to violate federal law, American courts have observed that should Congress at any time choose to appropriate funds to fully prosecute the CSA, any individual or business—even those that have fully complied with state law—could be prosecuted for violations of federal law. If Congress restores funding, for example by declining to include the RBA in a budget resolution, or by failing to pass necessary budget legislation and causing another government shutdown, the government will have the authority to prosecute individuals for violations of the law before it lacked funding under the five-year statute of limitations applicable to non-capital CSA violations. Additionally, it is important to note that the appropriations protections only apply to medical cannabis operations and provide no protection against businesses operating in compliance with a state’s recreational cannabis laws.

The Department of Justice or a federal prosecutor could allege that TerrAscend and TerrAscend’s Board of Directors (the “Board of Directors” or the “Board”) and, potentially its shareholders, “aided and abetted” violations of federal law by providing finances and services to its operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor would seek to seize the assets of TerrAscend and to recover the “illicit profits” previously distributed to shareholders resulting from any of the foregoing financing or services. In these circumstances, TerrAscend’s operations could cease, TerrAscend securityholders may lose their entire investment and directors, officers and/or TerrAscend shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Violations of any federal laws could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on TerrAscend, including its reputation and ability to conduct business, its holding (directly or indirectly) of cannabis licenses in the United States, the listing of its securities on any securities exchanges, its financial position, operating results, profitability or liquidity or the market price of its listed securities. An investor’s contribution to and involvement in TerrAscend’s activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment.

Although the 2018 Farm Bill, among other things, generally removes hemp from the controlled substances list under the CSA, it does not legalize CBD generally. In particular, the 2018 Farm Bill preserves the FDAʼs authority to regulate products containing cannabis or cannabis-derived compounds. Pursuant to a statement released December 20, 2018, Frequently Asked Questions on the FDAʼs website, and numerous public statements, the FDA has taken the position that all CBD is a drug ingredient and therefore illegal to add to food or health products without its approval or further action by the FDA. The FDA considers products containing CBD or other cannabis-derived compounds the same as any other FDA-regulated products and takes the position that they are subject to the same authorities and requirements as similarly regulated products, including but not limited to required approvals for food ingredients and dietary supplements based on safety standards. Importantly, the FDA has taken the position that it is unlawful under the FDCA to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, food or dietary supplements, regardless of whether the substances are hemp derived. The FDA has however indicated that it will work towards providing ways for companies to seek approval from the FDA to market CBD products. Further, many state criminal laws and food and drug laws prohibit or restrict the production and/or sale of hemp-derived CBD products. TerrAscendʼs U.S. hemp operations will be subject to FDA oversight. There is no guarantee that TerrAscend will be able to obtain necessary approval from regulatory authorities for its products in the United States.

TerrAscendʼs activities and operations in the United States are, and will continue to be, subject to evolving regulation by governmental authorities. The approach to the enforcement of cannabis laws may be subject to change or may not proceed as previously outlined. The USDA will promulgate additional rules governing the production of hemp in the United States, with many states in the process of amending state laws to regulate hemp production and the sale of hemp-derived products within their borders. In addition, the FDA is expected to make determinations as to how CBD products will be regulated and is expected to issue a substantial change in its regulation of dietary supplements generally. Accordingly, there are significant changes in both federal and state law that may materially impact TerrAscendʼs operations.

TerrAscend’s business is subject to applicable anti-money laundering laws and regulations and have restricted access to capital markets, banking and other financial services, which may adversely affect TerrAscend’s business.

Since the use of cannabis is currently illegal under U.S. federal law, and in light of considerations related to money laundering and other cannabis related criminality in the U.S. banking industry, U.S. banks have been reluctant to accept or deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding banks willing to accept its business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the United States are largely cash-based. This complicates the implementation of financial controls and increases security issues.

While TerrAscend is not able to obtain financing in the United States from traditional banks or other U.S. federally regulated entities, TerrAscend has been able to access equity financing through private markets in both the United States and Canada. Commercial banks, private equity firms, and venture capital firms have approached the cannabis industry cautiously to date. However, there are increasing numbers of high-net-worth individuals and family offices that have made meaningful investments in companies and businesses similar to TerrAscend. There is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and license applicants. There can be no assurance that additional financing, if raised privately, will be available to TerrAscend when needed or on terms which are acceptable to TerrAscend. TerrAscendʼs inability to raise financing to fund its operations, capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.

Under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act, financial transactions in the United States involving proceeds generated by cannabis-related conduct can form the basis for prosecution. The FinCEN division of the U.S. Department of Treasury has provided guidance for how financial institutions can provide services to the cannabis-related businesses consistent with the obligations under the Bank Secrecy Act.

Previously, DOJ directed its federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memorandum when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. In January 2018, the DOJ revoked the Cole Memorandum and related memorandum. While the impact remains unclear, the revocation has created uncertainty. For instance, federal prosecutors may increase enforcement activities against institutions or individuals who are engaged in financial transactions related to cannabis activities, or there may be a negative impact to the continuation of financial services in the United States with regard to cannabis-related activities. Consequently, businesses involved in the regulated cannabis industry may experience difficulties establishing banking relationships, and such difficulties may increase over time. If TerrAscend were to experience any inability to access financial services in the United States, including its current bank accounts, this would have a direct impact on the ability for TerrAscend to operate its businesses. This impact would increase TerrAscendʼs operating costs, and pose additional operational, logistical, and security challenges that could impede its inability to implement its business plans.

The U.S. federal prohibitions on the sale of cannabis may result in TerrAscend and its partners being restricted from accessing the U.S. banking system and they may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to TerrAscendʼs banking institutions not accepting payments and deposits. TerrAscend is at risk that any bank accounts it has could be closed at any time. Such risks increase costs to TerrAscend. TerrAscendʼs activities in the United States, and any proceeds thereof, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the United States. This may restrict the ability of TerrAscend to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while TerrAscend has no current intention to declare or pay dividends on its Common Shares in the foreseeable future, TerrAscend may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time. The guidance provided in the FinCEN

Memorandum as described above may change depended on the position of the U.S. government administration at any given time and is subject to revision or retraction in the future, which may restrict TerrAscendʼs access to banking services.

TerrAscend operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where TerrAscend carries on business, which could negatively affect TerrAscend’s business.

Given the complexity of the U.S. regulation of the cannabis industry, certain requirements may prove to be excessively onerous or otherwise impractical for TerrAscend to comply with. This may result in the exclusion of certain business opportunities from the list of possible transactions that TerrAscend would otherwise consider. Further, U.S. laws and regulations at the local, state, and federal levels which apply to the cannabis industry are continually changing, and it is difficult to determine if future changes could detrimentally affect the operations of TerrAscend. Given the broad scope of cannabis laws and regulations, these are subject to evolving interpretations. This continued evolution could require TerrAscend to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt TerrAscendʼs businesses and result in a material adverse effect on its operations.

TerrAscendʼs continued compliance with regulatory requirements enacted by government authorities and obtaining all regulatory approvals, where necessary, for the sale of its products, including maintain and renewing all applicable licenses, is crucial to the successful execution of TerrAscendʼs strategies. The commercial cannabis industry is an emerging industry in the United States, and TerrAscend cannot forecast the impact of the compliance regime to which they will be subject. Similarly, TerrAscend cannot predict its ability to secure all appropriate regulatory approvals for any of its products, or the extent of testing or related documentation that may be required by governmental authorities. Delays in obtaining, or failure to obtain, regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have adverse effect on the business, financial condition, and operating results of TerrAscend. Without limiting the foregoing, TerrAscendʼs failure to comply with the requirements of any underlying licenses or any failure to maintain any underlying licenses would have a material adverse impact on its business, financial condition, and operating results. It is uncertain whether any required licenses for the operation of TerrAscendʼs business will be extended or renewed in a timely manner, if at all, or that if they are extended or renewed, that the licenses will be extended or renewed on the same or similar terms.

Furthermore, Internet websites are visible by people everywhere, not just in jurisdiction where the activities described therein are considered legal. As a result, to the extent that TerrAscend sells services or products via web-based links targeting only jurisdictions in which such sales or services are compliant with state law, TerrAscend may face legal action in other jurisdictions which are not the intended object of any of TerrAscend's marketing efforts for engaging in any web-based activity that results in sales into such jurisdictions deemed illegal under applicable laws.

Regulatory restrictions on ownership outside of the control of TerrAscend may have a material adverse impact on TerrAscend's operations in certain markets

TerrAscend's business is subject to oversight by regulators in each market that TerrAscend operates in. Regulators may limit the type or number of licenses that a single company may own. As a result, TerrAscend may be restricted from participating in certain cannabis businesses in specific markets as a result of ownership or control of other cannabis licenses. As an example, certain markets may limit the size of a company's cultivation space, limit the number of dispensaries a single-company may own, or may obligate a company to offer certain products, like medical cannabis, to consumers.

TerrAscend faces further risk associated with restrictions on licenses as a result of TerrAscend's inability to control public company shareholder ownership, and therefore TerrAscend may inadvertently have certain restrictions placed on its ability to operate as a result of third-party ownership. Restrictions placed on TerrAscend's ability to own specific licenses or assets in specific markets, or complexities arising from third-party ownership thresholds may materially adversely impact TerrAscend's ability to compete in a specific market or may cause other regulatory delays in receiving regulatory approval for certain activities.

Failure to comply with privacy or medical practice laws and regulations may result in impacts to operations, monetary fines or litigation

TerrAscend maintains an array of sensitive information, including confidential business and personal information in connection with our operations, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand and we operate in additional markets. Each market may be subject to differing laws or legal interpretations, which adds to the complexity of collecting, using, disclosing and processing personal data, and emerging cannabis markets may make changes to their legal frameworks.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. While the United States lacks a nationwide privacy law of general applicability, certain state laws govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, in the United States, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the US Department of Health and Human Services (“HHS”), affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, provisions of the Americans with Disabilities Act require confidential treatment of employee medical records.

In Canada, the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”) and comparable legislation at the provincial level, governs the treatment of private information held by a corporation. Office of the Privacy Commissioner of Canada has stated that it considers the personal information of cannabis users is to be considered sensitive. Canadian privacy jurisprudence regarding the obligations that private sector organizations have to individual data subjects is constantly evolving. Privacy laws in Canada are also changing at the legislative level. On November 17, 2020, the Canadian Federal Government introduced Bill C-11, An Act to enact the Consumer Privacy Protection Act and the Personal Information and Data Protection Tribunal and to make consequential amendments to other Acts, for consideration in the House of Commons. Should Bill C-11 come into force, all private organizations that collect, use, and disclose personal information will become subject to new obligations and restrictions, including, without limitation, in connection with obtaining consent, access and control over personal information, deletion of personal information, data portability, de-identification of personal information, and transparency requirements. The penalties and enforcement measures available to Canadian regulators for non-compliance that are contemplated under Bill C-11 and Bill-64 are more significant than those that are available under current privacy and data protection legislation in Canada.

In addition, with respect to consumer health information, there are a number of federal, state and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. For example, the privacy rules under PIPEDA and other applicable privacy laws protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and may apply to our operations globally. In Canada, we may also be required to retain certain customer personal information for prescribed periods of time pursuant to the Cannabis Act.

Overall, failure to maintain adequate compliance or safeguards regarding stakeholder privacy could materially adversely impact TerrAscend’s business and result in fines, litigation or certain government mandated actions, and could be detrimental to TerrAscend’s ability to operate its business.

TerrAscend’s products may be subject to product recalls or returns, which may result in expense, legal proceedings, regulatory action, loss of sales and reputation, and management attention.

TerrAscendʼs products may be subject to recall or return for a variety of reasons, including product defects such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of TerrAscendʼs products are recalled due to an alleged product defect or for any other reason, TerrAscend could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection therewith. TerrAscend may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although TerrAscend has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the products produced by TerrAscend were subject to recall, the image of that product and TerrAscend could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for TerrAscendʼs products and could have a material adverse effect on the results of operations and financial condition of TerrAscend. Additionally, product recalls may lead to increased scrutiny of TerrAscendʼs operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

TerrAscend faces an inherent risk of product liability claims and other consumer protection claims as a manufacturer, processor and producer of products that are meant to be ingested by people, and dealing with such claims could cause TerrAscend to incur substantial expenses and have a material adverse effect on TerrAscend’s business.

As a manufacturer of products designed to be ingested by humans, TerrAscend faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused loss or injury. In addition, the manufacturing and sale of cannabis and other products involve the risk of injury to consumers due to tampering by unauthorized third parties, product contamination, or unauthorized sale of counterfeit products. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. TerrAscend may be subject to various product liability claims, including, among others, that the products produced by TerrAscend caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against TerrAscend could result in increased costs, could adversely affect TerrAscendʼs reputation with its clients and consumers generally, and could have a material adverse effect on the results of operations and financial condition of TerrAscend.

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

TerrAscend may be subject to heightened scrutiny by Canadian regulatory authorities, which could negatively affect its business.

TerrAscendʼs future investments, joint ventures and operations in the United States may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, TerrAscend may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on TerrAscendʼs ability to invest in the United States or any other jurisdiction, in addition to those described herein.

Although a memorandum of understanding signed by the Canadian Depository for Securities (“CDS”) and the Canadian recognized exchanges (Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange and the TSX Venture Exchange) dated February 8, 2018, confirms that CDS relies on the exchanges to review the conduct of listed issuers, and therefore there is currently no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Common Shares to make and settle trades. In particular, Common Shares would become highly illiquid as and until an alternative was implemented, investors would have no ability to affect a trade of Common Shares through the facilities of a stock exchange.

TerrAscend’s investors and directors, officers and employees who are not U.S. citizens may be denied entry into the United States, which may negatively affect TerrAscend’s business.

Because cannabis remains illegal under U.S. federal law, those employed at or investing in legal and licensed Canadian cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with U.S. cannabis businesses. Entry happens at the sole discretion of the US Customs and Border Protection officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The Government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal laws, could mean denial of entry to the United States. Business or financial involvement in the legal cannabis industry in Canada or in the United States could also be reason enough for U.S. border guards to deny entry.

Because TerrAscend’s contracts involve cannabis and related activities, which are not legal under U.S. federal law, TerrAscend may face difficulties in enforcing its contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level, judges may refuse to enforce contracts in connection with activities that violate U.S. federal law, even if there is no violation of state law. There remains doubt and uncertainty that TerrAscend will be able to legally enforce contracts it enters into if necessary. TerrAscend cannot be assured that it will have a remedy for breach of contract, the lack of which may have a material adverse effect on TerrAscendʼs business, revenues, operating results, financial condition or prospects.

TerrAscend may encounter increasingly strict environmental health and safety regulations in connection with its operations, which may harm TerrAscend’s business.

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

Transition to becoming a U.S. reporting company poses added risks as a result of required compliance changes.

TerrAscend has determined that it no longer meets the definition of a foreign private issuer (“FPI”) as at the applicable reference date. As a public issuer, TerrAscend is currently subject to the reporting requirements and rules and regulations under the Exchange Act, and the regulations promulgated thereunder, in addition to Canadian securities laws, where applicable, and rules of any stock exchange on which TerrAscend’s securities may be listed from time to time. Additional or new regulatory requirements may be adopted in the future. The loss of FPI status and subsequent transition to becoming a US filer may have adverse consequences on TerrAscend’s ability to issue its securities to acquire companies and its ability to raise capital in private placements or prospectus offerings. In addition, the requirements of existing and potential future rules and regulations will increase TerrAscend’s legal, audit, accounting and financial compliance costs, make some activities more difficult, time consuming or costly and may also place undue strain on the Company’s personnel, systems and resources. TerrAscend's transition of financial reporting from IFRS to U.S. GAAP could adversely affect TerrAscend’s business, financial condition, and results of operations.

Risks Related to TerrAscend’s Business, Operations and Industry

TerrAscend’s indebtedness may adversely affect TerrAscend’s business, results of operations and financial condition. TerrAscend’s failure to comply with applicable covenants could trigger events that may materially adversely affect TerrAscend’s business, results of operations and financial condition.

TerrAscend’s indebtedness may adversely affect TerrAscend’s business, results of operations and financial condition. As of December 31, 2022, TerrAscend had approximately $205 million of total debt principal amounts outstanding. See the section titled "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this Annual Report for more information regarding TerrAscend's indebtedness. As a result of its indebtedness, a portion of TerrAscend's cash flow will be required to pay interest and principal on its outstanding loans. TerrAscend's indebtedness could have important consequences. For example, it could

•
make it more difficult for TerrAscend to satisfy its obligations with respect to any other debt it may incur in the future;
•
increase TerrAscend's vulnerability to general adverse economic and industry conditions;
•
require TerrAscend to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and related interest, thereby reducing the availability of its cash flow to fund working capital, capital expenditures and other general corporate purposes;

•
limit TerrAscend's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;
•
increase TerrAscend's cost of borrowing;
•
place TerrAscend at a competitive disadvantage compared to its competitors that may have less debt; and
•
limit TerrAscend's ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes.

TerrAscend expects to use cash flow from operations and outside financings to meet its current and future financial obligations, including funding its operations, debt service and capital expenditures. TerrAscend’s ability to make these payments depends on its future performance, which will be affected by financial, business, economic and other factors, many of which TerrAscend cannot control. TerrAscend’s business may not generate sufficient cash flow from operations in the future, which could result in TerrAscend being unable to repay indebtedness, or to fund other liquidity needs. If TerrAscend does not generate sufficient cash from operations, it may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. TerrAscend cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future indebtedness may limit TerrAscend’s ability to pursue any of these alternatives.

Furthermore, the instruments governing TerrAscend’s indebtedness include obligations and covenants that limit TerrAscend’s discretion with respect to certain business matters and require TerrAscend to satisfy certain financial requirements. TerrAscend can make no assurances that it will be able to comply with such obligations and covenants and any failure to comply could result in a default, which, if not amended, cured or waived, could permit acceleration of the relevant indebtedness and the exercise of other remedies available to the lenders. In such event, there can be no assurance that TerrAscend would be able to obtain any amendment, cure, waiver or other relief on terms acceptable to TerrAscend. If TerrAscend is unable to obtain relief from an event of the relevant indebtedness may be accelerated and the related collateral may be foreclosed upon, in addition such circumstances may result in the cross-default or cross-acceleration of other debt, any of which would materially adversely affect TerrAscend's business, results of operations, and financial condition.

TerrAscend may require substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to TerrAscend, or at all.

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

Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights. We may not be able to secure additional debt or equity financing on favorable terms or at all.

TerrAscend expects that significant additional capital will be needed in the future to continue its planned operations. TerrAscend expects to finance its cash needs through revenue from ongoing operations and a combination of equity offerings, debt financings and other strategies. TerrAscend cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to TerrAscend, if at all. If TerrAscend raises additional equity financing, its shareholders may experience significant dilution of their ownership interests, the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder, and the per-share value of TerrAscend’s common shares could decline. If TerrAscend engages in debt financing, it may be required to accept terms that restrict or limit TerrAscend’s ability to take specific actions, such as incurring additional indebtedness, making capital expenditures or declaring dividends, and other restrictive covenants that could adversely impact TerrAscend’s ability to conduct its business. In addition, weakness and volatility in the capital markets and the economy in general could limit our access to the capital markets and increase our cost of borrowing.

An adverse change in market conditions, including a sustained decline in TerrAscend’s share price, negative changes to TerrAscend’s position in the market, or lack of growth in demand for its products and services could be considered to be an impairment triggering event. Such changes could impact valuation assumptions relating to the recoverability of assets and have resulted in, and may in the future result in, impairment charges to TerrAscend’s goodwill or long-lived asset balances, which would negatively impact TerrAscend’s operating results and harm its business.

There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the U.S., Canadian and global financial markets, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows and could potentially result in an impairment charge. From time to time, TerrAscend may be required to record a significant charge to earnings in its consolidated financial statements during the period in which any impairment of TerrAscend’s goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on TerrAscend’s business operations and its financial position or results of operations.

For example, during the year ended December 31, 2022, it was determined that it was more likely than not that the Michigan reporting unit's fair value was less than its carrying value, and a one-step goodwill quantitative impairment test was performed. As a result of the quantitative test, TerrAscend recorded impairment of goodwill of $170,357 at its Michigan reporting unit. In addition, during the year ended December 31, 2022, TerrAscend performed an impairment analysis over its indefinite lived and definite lived intangible assets acquired through the Gage Acquisition as the changes in the market expectations of cash flows in Michigan, as well as increased competition and supply in the state, were determined to be indicators of impairment. TerrAscend determined that it was more likely than not that the carrying value of its definite lived retail and cultivation and processing licenses was greater than its fair value, and therefore, recorded impairment of $79,462 and $42,065 for the retail license and the cultivation and processing licenses, respectively.

TerrAscend faces intense competition as a relatively new entrant in the cannabis industry, and its business could be adversely affected by other businesses in a better competitive position.

The introduction of an adult-use model for cannabis production and distribution may impact the growth in the existing medical cannabis market. The impact of this potential development may be negative for TerrAscend and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which TerrAscend operates. There is potential that TerrAscend will face intense competition from other companies, particularly larger multi-state operators, some of which can be expected to have longer operating histories and more financial resources and manufacturing and marketing experience than TerrAscend. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition and results of operations of TerrAscend and result in lower than anticipated growth in both the existing medical cannabis market and the adult-use market.

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

Consolidation in the cannabis industry and other changes to the competitive environment can impact TerrAscend's margins and profitability.

The markets for cannabis in the US and Canada are becoming increasingly competitive and are evolving rapidly. TerrAscend may face intense and increasing competition from existing operators and new entrants in each of the markets that TerrAscend operates in. Some of these competitors may have longer operating histories or offer competitive products. There is also the potential that the cannabis industry will undergo further consolidation that may pose a risk to TerrAscend’s ability to compete.

As a result of this competition, we may be unable to maintain our operations or develop them as currently intended. Increased competition by larger, better-financed competitors with geographic advantages could materially and adversely affect our business, financial condition and results of operations. If we are unable to achieve our business objectives, such failure could materially adversely affect our business.

As the emerging cannabis industry continues to rapidly evolve, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in consumer preferences, regulatory conditions, and general competitive pressures. Should TerrAscend be unable to adequately respond to such changes, it could have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

In each market we operate in, the number of licenses granted, and the number of license holders ultimately authorized by the regulator, or previously authorized licenses becoming more commercially active, could have an impact on our business. If the number of users of medical and/or recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in R&D, sales and customer support. We may not have sufficient resources to maintain R&D, sales and customer support efforts on a competitive basis which could have a material adverse effect on our business, financial condition and results of operations.

TerrAscend may be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.

TerrAscend may be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. TerrAscend periodically calculates the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, market and economic conditions, impact on operations due to changing consumer preferences, successful execution of product launches and overall competitive activity within the market. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our reporting unit and other intangible assets exceed their fair value and the loss in value is other than temporary, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. We may be required to perform a quantitative goodwill impairment assessment in future periods for TerrAscend, to the extent TerrAscend experiences declines in the price of its common shares.

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

TerrAscend's profitability may be impacted by declining wholesale or retail cannabis prices in certain markets and shifting market conditions.

TerrAscend’s gross profits may decline as a result of reduction in wholesale or retail cannabis prices. TerrAscend’s profitability is sensitive to fluctuations in wholesale and retail prices caused by crop seasonality, disruptions to supply chains, increased competition, government taxes or levies, and other market conditions, all of which are factors beyond TerrAscend’s control. There is currently not an established market price for cannabis and the price of may change rapidly. Any price decline may have a material adverse effect on TerrAscend.

If a significant number of new licenses are granted by a regulator in a market in which TerrAscend operates, TerrAscend may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. We may also face competition from illegal cannabis dispensaries that are selling cannabis to individuals despite not having a valid license. The continued declining wholesale and retail price will impact the Company’s overall business.

TerrAscend has historically had negative cash flow from operating activities, and continued losses could have a material negative effect on TerrAscend's business and prospects and impact TerrAscend's ability to continue as a going concern.

TerrAscend started sales in April 2018 and historically has had negative cash flow from operating activities. As of December 31, 2022, TerrAscend has an accumulated deficit of approximately $618 million. TerrAscend incurred losses in fiscal year 2020 and fiscal year 2022. TerrAscend may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. TerrAscend's cash flow and net losses for the year ended December 31, 2022 are indicators that raise substantial doubt about TerrAscend's ability to continue as a going concern for at least one year from the issuance of these financial statements. In addition, debt service requirements will have an adverse impact on liquidity. Because the cannabis industry and market are relatively new and rapidly evolving, it is difficult for TerrAscend to predict its future operating results. As a result, it may incur future losses that may be larger than anticipated. In addition, TerrAscend expects to continue to increase operating expenses as it implements initiatives to continue to grow its business. TerrAscend's ability to execute on its growth strategy requires significant additional financing. TerrAscend will need to raise additional funds in order to operate its business and meet obligations as they become due. However, financing may not be available to TerrAscend in the necessary time frame, in amounts that TerrAscend requires, on terms that are acceptable to TerrAscend, or at all. If TerrAscend is unable to raise the necessary funds when needed, it may materially and adversely impact TerrAscend's ability to execute on its operating plans. If TerrAscend becomes unable to continue as a going concern, TerrAscend may have to dispose of assets and might realize significantly less than the values at which are carried on its consolidated financial statements. These actions may cause TerrAscend's stockholders to lose all or part of their investment in TerrAscend's common stock. If TerrAscendʼs sales do not increase to offset these expected increases in costs and operating expenses, TerrAscend will not be profitable. Furthermore, if TerrAscend's future growth and operating performance fail to meet investor or analyst expectations, or if it has future negative cash flow or losses resulting from its investment in product development or marketing, its financial condition and share price could be materially adversely affected.

TerrAscend may be affected by currency fluctuations.

TerrAscend may face exposure to currency fluctuations because of its present operations in the U.S. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. All or substantially all of TerrAscend’s revenue is earned in U.S. dollars, but its shares, employee options and some of its warrants issued to holders of TerrAscend’s notes are denominated in Canadian dollars which can provide variability for results of operations. TerrAscend does not have currency hedging arrangements in place and there is no expectation that it will put any currency hedging arrangements in place in the future. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on TerrAscend’s business, financial position or results of operations.

Demand for TerrAscend’s products is difficult to forecast due to limited and unreliable market data.

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

The success of TerrAscend is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management, which are key personnel. Moreover, TerrAscendʼs future success depends on its continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and TerrAscend may incur significant costs to attract and retain them. TerrAscend does not maintain "key man" insurance policies on the lives of its key personnel, or the lives of any of its other employees. In order to induce valuable employees to continue their employment with the company, TerrAscend has provided stock options and restricted stock units that vest over time. The value to employees of such equity grants that vest over time is significantly affected by movements in TerrAscend's share price that are beyond TerrAscend's control, and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, if TerrAscend's share-based compensation otherwise ceases to be viewed as a valuable benefit, TerrAscend's ability to attract, retain and motivate personnel could be weakened, which could harm its business. The loss of the services of key personnel, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on TerrAscendʼs ability to execute on its business plan and strategy, and TerrAscend may be unable to find adequate replacements on a timely basis, or at all. While employment agreements are customarily used as a primary method of retaining the services of such key personnel these agreements cannot assure the continued services of such employees.

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

TerrAscend may not be able to attract or retain qualified management and other key employees in the future due to the intense competition for a limited number of qualified personnel in its industry. Many of the other cannabis companies that it competes against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than TerrAscend does. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what TerrAscend has to offer. If TerrAscend is unable to continue to attract and retain high quality personnel, the rate and success at which it can develop and market its products will be limited.

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

TerrAscend faces reputational risks, which may negatively impact its business.

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

TerrAscend is dependent on suppliers and key inputs for the cultivation, extraction and production of cannabis products.

The ability of TerrAscend to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to equipment, parts and components. No assurances can be given that TerrAscend will be successful in maintaining its required supply of equipment, parts and components. Global supply challenges have added further uncertainties around availability and price of equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by TerrAscendʼs capital expenditure plans may be significantly greater than anticipated by TerrAscendʼs management and may be greater than funds available to TerrAscend, in which circumstance TerrAscend may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of TerrAscend.

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

TerrAscendʼs business involves the cultivation of the cannabis plant. The cultivation of this plant is subject to agricultural risks related to insects, plant diseases, unstable growing conditions, water and electricity availability and cost, and force majeure events. Although TerrAscend cultivates its cannabis plants in indoor or greenhouse, climate controlled rooms staffed by trained personnel, there can be no assurance that agricultural risks will not have a material adverse effect on the cultivation of its cannabis. TerrAscend may in the future cultivate cannabis plants outdoors, which would also subject it to related agricultural risks.

TerrAscend may be adversely impacted by rising or volatile energy costs.

TerrAscendʼs cannabis growing and manufacturing operations consume considerable energy, which make TerrAscend vulnerable to rising energy costs. Accordingly, rising or volatile energy costs have adversely impacted the business of TerrAscend and its profitability.

TerrAscendʼs intellectual property may be difficult to protect, and failure to do so may negatively impact its business.

The ownership and protection of trademarks, patents, trade secrets and intellectual property rights are significant aspects of TerrAscendʼs future success. TerrAscend has no patented technology or trademarked business methods at this time, nor has it registered any patents. TerrAscend has filed trademark applications in the United States and Canada. TerrAscend will continue to seek trademark protection in the United States and Canada.

TerrAscend’s ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering marijuana-related products and services that are illegal under the CSA. Accordingly, TerrAscend’s ability to obtain intellectual property rights or enforce intellectual property rights against third party uses of similar trademarks may be limited in certain countries. The U.S. Patent and Trademark Office released a policy on May 2, 2019 that clarifies that applications for trademarks for products that meet the definition of hemp could be accepted for registration, with certain exceptions.

Even if TerrAscend moves to protect its technology with trademarks, patents, copyrights or by other means, TerrAscend is not assured that competitors will not develop similar technology, business methods or that TerrAscend will be able to exercise its legal rights. Other countries may not protect intellectual property rights to the same standards as does the United States or Canada. Actions taken to protect or preserve intellectual property rights may require significant financial and other resources which may have a significant impact on TerrAscendʼs ability to successfully grow the business.

In addition, other parties may claim that TerrAscendʼs products infringe on their proprietary and perhaps patent protected rights. Such claims, whether or not meritorious, may result in TerrAscendʼs expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages.

TerrAscend and investors may have difficulty enforcing their legal rights.

In the event of a dispute arising from TerrAscendʼs U.S. operations, TerrAscend may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of courts in Canada. Similarly, to the extent that TerrAscendʼs assets are located outside of Canada, investors may have difficulty collecting from TerrAscend any judgments obtained in the Canadian courts and predicated on the civil liability provisions of securities provisions. TerrAscend may also be hindered or prevented from enforcing its rights with respect to a governmental entity or instrumentality because of the doctrine of sovereign immunity.

TerrAscend (and the third parties upon which it relies) faces physical security risks, as well as risks related to its information technology systems, potential cyber-attacks, and security breaches.

In the ordinary course of its business, TerrAscend collects, receives, stores, processes, generates, uses, transfers, discloses, makes accessible, protects, secures, disposes of, transmits, and shares (collectively, processes) personal data about its patients, adult-use customers and guests and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). TerrAscend is responsible for protecting sensitive data from security breaches.

If there was a breach in security systems and TerrAscend became victim to a robbery or theft or if there was a failure of information technology systems or a component of information technology systems, or if TerrAscend's sensitive data were compromised, it could, depending on the nature of any such breach, failure or compromise, adversely impact TerrAscendʼs reputation, business continuity and results of operations. Any such security breach, failure or compromise could expose TerrAscend to additional liability and to potentially costly litigation, government enforcement actions, additional reporting requirements and/or oversight, indemnification obligations, negative publicity, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing TerrAscendʼs products. Given the nature of TerrAscendʼs products and its lack of legal availability outside of channels approved by the government of the US, as well as the concentration of inventory in its facilities, there remains a risk of shrinkage as well as theft.

A security breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of TerrAscend’s sensitive data and information technology systems, and those of the third parties upon which it relies. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, TerrAscend and the third parties upon which it relies may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt its systems and operations, supply chain, and ability to produce, sell and distribute its services.

TerrAscend and the third parties upon which it relies are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, cable cuts, damage to physical plants, power loss, vandalism, theft, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in TerrAscend’s operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but TerrAscend may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to TerrAscend’s information technology systems and data, as more of its employees utilize network connections, computers, and devices outside its premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose TerrAscend to additional cybersecurity risks and vulnerabilities, as its systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, TerrAscend may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into TerrAscend’s information technology environment and security program

In addition, TerrAscend's reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to its business operations. TerrAscend has entered into agreements with third parties for hardware, software, telecommunications and other information technology (or “IT”) services in connection with its operations. TerrAscend’s ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If its third-party service providers experience a security incident or other interruption, TerrAscend could experience adverse consequences. While TerrAscend may be entitled to damages if its third-party service providers fail to satisfy their privacy or security-related obligations to TerrAscend, any award may be insufficient to cover TerrAscend’s damages, or TerrAscend may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and TerrAscend cannot guarantee that third parties’ infrastructure in its supply chain or its third-party partners’ supply chains have not been compromised.

TerrAscendʼs operations depend, in part, on how well it and its suppliers protect networks, equipment, IT systems and software against damage from of the aforementioned or similar threats. TerrAscendʼs operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could TerrAscend’s ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If its third-party service providers experience a security incident or other interruption, TerrAscend could experience adverse consequences. While TerrAscend may be entitled to damages if its third-party service providers fail to satisfy their privacy or security-related obligations to TerrAscend, any award may be insufficient to cover TerrAscend’s damages, or TerrAscend may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and TerrAscend cannot guarantee that third parties’ infrastructure in its supply chain or its third-party partners’ supply chains have not been compromised.

TerrAscend may expend significant resources or modify its business activities to try to protect against security breaches. Additionally, certain data privacy and security obligations may require TerrAscend to implement and maintain specific security measures or industry-standard or reasonable security measures to protect its information technology systems and sensitive data.

While TerrAscend has implemented security measures designed to protect against security breaches, there can be no assurance that these measures will be effective. TerrAscend takes steps to detect and remediate vulnerabilities, but it may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to TerrAscend’s business. Further, TerrAscend may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require TerrAscend to notify relevant stakeholders of security breaches. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

TerrAscend’s contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in its contracts are sufficient to protect it from liabilities, damages, or claims related to its data privacy and security obligations. TerrAscend cannot be sure that its insurance coverage will be adequate or sufficient to protect it from or to mitigate liabilities arising out of its privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security breach, third parties may gather, collect, or infer sensitive data about it from public sources, data brokers, or other means that reveals competitively sensitive details about TerrAscend and could be used to undermine its competitive advantage or market position.

TerrAscend is or may become subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Its actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

TerrAscend’s data processing activities may subject it to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade

Commission Act), and other similar laws (e.g., wiretapping laws). For example, there are a number of federal, state, and local laws protecting the confidentiality of certain health-related information of TerrAscend’s patients and customers, including their health-related records, and restricting the use and disclosure of that information. As another example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for TerrAscend and the third parties upon whom it relies.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) imposes strict requirements for processing personal data.

In addition to data privacy and security laws, TerrAscend is bound by other contractual obligations related to data privacy and security, and its efforts to comply with such obligations may not be successful. TerrAscend publishes privacy policies, marketing materials, and other statement. If found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of its practices, TerrAscend may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires TerrAscend to devote significant resources and may necessitate changes to its services, information technologies, systems, and practices and to those of any third parties that process personal data on its behalf.

TerrAscend may at times fail (or be perceived to have failed) in its efforts to comply with its data privacy and security obligations. Moreover, despite its efforts, TerrAscend’s personnel or third parties on whom it relies may fail to comply with such obligations, which could negatively impact its business operations. If TerrAscend or the third parties on which it relies fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, it could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on TerrAscend’s reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize its products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to its business model or operations.

TerrAscend faces exposure to fraudulent or illegal activity by employees, contractors and consultants, which may subject TerrAscend to investigations or other actions.

TerrAscend is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to TerrAscend that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal, state and provincial healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for TerrAscend to identify and deter misconduct by its employees and other third parties, and the precautions taken by TerrAscend to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting TerrAscend from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against TerrAscend, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on TerrAscendʼs business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of TerrAscendʼs operations, any of which could have a material adverse effect on TerrAscendʼs business, financial condition, results of operations or prospects.

Directors and officers of TerrAscend have faced, and may in the future face, conflicts of interests regarding the business strategy of TerrAscend.

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

TerrAscend’s internal controls over financial reporting may not be effective, and the TerrAscend’s independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on TerrAscend’s business.

TerrAscend is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). Pursuant to Section 404 of the Sarbanes-Oxley Act, TerrAscend is required to perform system and process evaluation and testing of its internal control over financial reporting to allow Company management to report on the effectiveness of its internal control over financial reporting. Furthermore, if at such time, TerrAscend no longer qualifies as a "emerging growth company," its independent registered public accounting firm will be required to issue an annual report that attests the effectiveness of TerrAscend's internal control over financial reporting.

TerrAscend incurs expenses and, to a lesser extent, diversion of Company management’s time in its efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for TerrAscend to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause TerrAscend to fail to meet its reporting obligations. In addition, any testing by TerrAscend conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by TerrAscend’s independent registered public accounting firm when required, may reveal deficiencies in TerrAscend’s internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to TerrAscend’s consolidated financial statements or identify other areas for further attention or improvement. Moreover, TerrAscend's internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If TerrAscend is unable to assert that its internal control over financial reporting is effective, investors could lose confidence in TerrAscend's reported financial information, the trading price of TerrAscend's Common Shares could decline and TerrAscend could be subject to sanctions or investigations by the United States Securities and Exchange Commission or other regulatory authorities.

TerrAscend’s business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact TerrAscend’s business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The U.S. Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, such as the crisis in Ukraine, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect TerrAscend by increasing TerrAscend’s costs, including labor and employee benefit costs.

The development of TerrAscend’s products is complex and requires significant investment. Failure to develop new technologies and products could adversely affect TerrAscend’s business.

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

TerrAscend needs to attract and retain customers and patients in order to succeed, and failure to do so may have a material adverse effect on TerrAscend’s business.

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

TerrAscend may be subject to growth-related risks, which could negatively affect its business.

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

Risks Related to TerrAscend’s Investment and Acquisition Business Strategies

The success of TerrAscendʼs business depends, in part, on its ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses. If TerrAscend is unsuccessful in doing so, it may negatively affect TerrAscendʼs business.

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

There can be no assurance that TerrAscend’s current and future strategic alliances will have a beneficial impact on TerrAscend’s business, financial condition and results of operations.

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

TerrAscend’s use of joint ventures may expose TerrAscend to risks associated with jointly owned investments.

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

TerrAscend may not realize the benefits of its growth strategy, which could have an adverse effect on TerrAscend's business.

In March 2022, TerrAscend acquired all of the issued and outstanding equity interests in Gage, a cultivator and processor in Michigan (such transaction, the “Gage Acquisition”). TerrAscend believes that the completion of the Gage Acquisition will allow it to accelerate its strategic efforts to capitalize on significant growth opportunities by gaining exposure to the Michigan market. As part of its growth strategy, TerrAscend will continue in its existing efforts and initiate new efforts to expand its footprint, and brand and marketing capabilities. Such expansion is dependent on availability of capital funding, achieving satisfactory returns on the acquisition of Gage, continuing to enter into successful business arrangements and certain assumptions about being able to achieve Gage’s projected growth strategy. The failure to successfully implement either its own strategic initiatives, or those with respect to Gage, could have a material adverse effect on TerrAscend’s business and results of operations.

Risks Related to TerrAscend’s Common Shares

TerrAscend’s voting control is concentrated.

Mr. Jason Wild, TerrAscendʼs Executive Chairman and Chairman of TerrAscend’s Board, beneficially owns, directly or indirectly, or exercises control or direction over shares representing approximately 28.52% of the voting capital stock of TerrAscend as of March 14, 2023. As a result, he exerts significant control over matters that may be put forth for the consideration of all TerrAscend shareholders, including for example, the approval of a potential business combination or consolidation, a liquidation or sale of all or substantially all of TerrAscendʼs assets, electing members to TerrAscend’s Board, and adopting amendments to TerrAscendʼs constating documents, including its articles of incorporation, as amended (the “Articles”) and by-laws.

TerrAscend’s Preferred Shares have a liquidation preference over the Common Shares, which could limit TerrAscend’s ability to make distributions to the holders of Common Shares.

In the event of liquidation, dissolution or winding up of TerrAscend, whether voluntary or involuntary, or upon any other return of capital or distribution of the assets of TerrAscend among its shareholders, in each case for the purposes of winding up its affairs, TerrAscend’s preferred shares (the “Preferred Shares”) are entitled to receive any distribution available to be paid out of the assets of TerrAscend before the Proportionate Voting Shares, Common Shares and exchangeable shares of TerrAscend (the “Exchangeable Shares”). Accordingly, should TerrAscend be liquidated, dissolved or wound-up, TerrAscend may be unable to make any distribution to the holders of the Common Shares.

An investor may face liquidity risks with an investment in the Common Shares.

TerrAscendʼs Common Shares are listed on the CSE and also trade over the counter in the United States on the OTCQX® Best Market, however, there can be no assurance that an active and/or liquid market for Common Shares will develop or be maintained and an investor may find it difficult to resell any securities of TerrAscend. For example, given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the United States to trade TerrAscend's securities. In the event residents of the United States are unable to settle trades of TerrAscend's securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

The price of TerrAscend’s Common Shares may be volatile, and may be adversely affected by the price of cannabis.

The market price of Common Shares may be subject to wide price fluctuations, and the price of TerrAscendʼs shares and its financial results may be significantly and adversely affected by a decline in the price of cannabis. There is currently no established market price for cannabis and the price of cannabis is affected by several factors beyond TerrAscendʼs control. For example, price fluctuations may be in response to many factors, including variations in the operating results of TerrAscend and its subsidiaries, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, changes in the business prospects for TerrAscend and its subsidiaries, general economic conditions, legislative changes, community support for the cannabis industry and other events and factors outside of TerrAscendʼs control. In addition, stock markets have from time to time experienced extreme price and volume fluctuations, which, as well as general economic and political conditions, could adversely affect the market price for TerrAscend’s Common Shares.

Additional issuances of TerrAscend’s securities may result in dilution.

TerrAscend may issue additional securities in the future, which may dilute a TerrAscend shareholder’s holdings in TerrAscend. TerrAscendʼs Articles permit the issuance of an unlimited number of Proportionate Voting Shares, Exchangeable Shares, Preferred Shares and Common Shares, and TerrAscend shareholders will have no pre-emptive rights in connection with such further issuance. For example, in connection with the recently completed Transaction with Gage, TerrAscend issued approximately 51.3 million Common Shares to Gage shareholders and reserved approximately an additional 25.8 million Common Shares pursuant to the convertible securities of Gage which will be exchanged for convertible securities of TerrAscend. The directors of TerrAscend have discretion to determine the price and the terms of issue of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders. Moreover, additional Common Shares will be issued by TerrAscend on the exercise of options under TerrAscendʼs stock option plan and upon the exercise of outstanding warrants and upon the conversion of Proportionate Voting Shares, Exchangeable Shares and Preferred Shares. To the extent holders of TerrAscend’s stock options or other convertible securities convert or exercise their securities and sell Common Shares they receive, the trading price of the Common Shares may decrease due to the additional amount of Common Shares available in the market. TerrAscend cannot predict the size or nature of future issuances or the effect that future issuances and sales of Common Shares will have on the market price of the Common Shares. Issuances of a substantial number of additional Common Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Common Shares. With any additional issuance of Common Shares, investors will suffer dilution to their voting power and economic interest in TerrAscend.

Sales of substantial amounts of Common Shares may have an adverse effect on the market price of the Common Shares.

Sales of a substantial number of Common Shares in the public market could occur at any time. These sales, or the market perception that the holders of a large number of Common Shares intend to sell Common Shares, could reduce the market price of Common Shares.

TerrAscend’s management will continue to have broad discretion over the use of the proceeds TerrAscend receives in its public offerings, private placements, warrant exercises and loans, as applicable, and might not apply the proceeds in ways that increase the value of your investment.

TerrAscend’s management will continue to have broad discretion to use the net proceeds from its public offerings, private placements warrant exercises and loans, as applicable, and you will be relying on the judgment of TerrAscend’s management regarding the application of these proceeds. TerrAscend’s management might not apply TerrAscend’s net proceeds in ways that ultimately increase the value of your investment. Because of the number and variability of factors that will determine its use of the remaining net proceeds from TerrAscend’s public offerings and other financing transactions, their ultimate use may vary substantially from their currently intended use. If TerrAscend does not invest or apply the net proceeds from its public offerings, private placements, warrant exercises and loans in ways that enhance shareholder value, it may fail to achieve the expected financial results, which could cause its share price to decline.

Risks related to potential disqualification of equity holders by regulatory authorities.

An individual with an ownership interest in TerrAscend could become disqualified from having such ownership interest in TerrAscend under a U.S. state cannabis agency’s interpretation of the relevant state laws and regulations if such owner is convicted of a certain type of felony or fails to meet the residency requirements, if any, for owning equity in a company like TerrAscend. The loss of such equity holder could potentially have a material adverse effect on TerrAscend.

TerrAscend does not intend to pay dividends on its Common Shares for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of TerrAscend’s Common Shares.

TerrAscendʼs policy is to retain earnings to finance the development and enhancement of its products and to otherwise reinvest in TerrAscendʼs businesses. Therefore, TerrAscend does not anticipate paying cash dividends on Common Shares in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of TerrAscend’s Board and will depend on, among other things, financial results, cash requirements, contractual restrictions and other factors that TerrAscend’s Board may deem relevant. As a result, investors may not receive any return on investment in Common Shares unless they sell them for a share price that is greater than that at which such investors purchased them.

“Penny stock” rules may make buying or selling TerrAscend’s securities difficult which may make its securities less liquid and make it harder for investors to buy and sell such securities.

Trading in TerrAscend’s securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in TerrAscend’s securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends TerrAscend’s securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in TerrAscend’s securities, which could severely limit the liquidity of such securities and consequently adversely affect the market price for such securities.

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

Due to the uncertainty regarding the implementation and impact of the CARES Act and other legislation related to COVID-19, and their application to businesses substantially similar to TerrAscend there is a risk that failure to comply with the legislation may negatively impact TerrAscend and businesses substantially similar to TerrAscend.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Securities Act ("CARES Act") was signed into law, aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. In December 2022, TerrAscend filed for an Employee Retention Tax Credit (“ERC”) distribution in the amount of approximately $14,903. ERC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERC if it has not received a Paycheck Protection Program loan under the Cares Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. No formal determination regarding the claim for the ERC has been received. Due to the potential uncertainty regarding the implementation of the CARES Act and other stimulus legislation, and due to the nature of our business, there is a risk that failure to comply with the legislation may negatively impact TerrAscend and businesses substantially similar to TerrAscend.

TerrAscend may be subject to litigation, which could divert the attention of management and cause TerrAscend to expend significant resources.

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

TerrAscend faces risks and hazards that may not be covered by insurance.

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

TerrAscend has incurred and will continue to incur substantial costs as a result of operating as a public company in Canada and the United States, and its management will continue to devote substantial time to new compliance initiatives.

TerrAscend’s Common Shares are listed on the CSE under the trading symbol “TER.” The Common Shares also trade over the counter in the United States on OTCQX under the trading symbol “TRSSF.” As a public company, TerrAscend incurs substantial legal, accounting, and other expenses that it did not incur as a private company. For example, TerrAscend is subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The Exchange Act and Securities Act (Ontario) require, among other things, that TerrAscend file annual, quarterly, and current reports with respect to its business, financial condition and results of operations. Compliance with these rules and regulations increase TerrAscend’s legal and financial compliance costs and increase demand on its systems, particularly after TerrAscend is no longer an emerging growth company. In addition, as a public company, TerrAscend may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which TerrAscend operates its business in ways it cannot currently anticipate. As a result of disclosure of information in filings required of a public company, TerrAscend’s business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.

TerrAscend is currently an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and to the extent TerrAscend has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make its securities less attractive to investors and may make it more difficult to compare the company’s performance with other public companies.

TerrAscend is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and TerrAscend may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in TerrAscend’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, TerrAscend’s shareholders may not have access to certain information they may deem important. TerrAscend could be an emerging growth company for up to five years, although circumstances could cause TerrAscend to lose that status earlier, including if the market value of its Common Shares held by non-affiliates exceeds $700 million as of June 30, in which case TerrAscend would no longer be an emerging growth company as of the following fiscal year. TerrAscend cannot predict whether investors will find its securities less attractive because it will rely on these exemptions. If some investors find TerrAscend’s securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for the securities and the trading prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. TerrAscend has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, TerrAscend, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of TerrAscend’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

TerrAscend's corporate headquarters is located in Mississauga, Ontario, Canada, and it has various other offices, manufacturing, cultivation and/or processing facilities and dispensaries across the United States. TerrAscend believes that its current offices and facilities are suitable and adequate to meet its current needs. TerrAscend intends to add new facilities or expand existing facilities as it adds employees, and it believes that suitable additional or substitute space will be available as needed to accommodate any such expansion of TerrAscend's operations.

The following tables set forth TerrAscend’s material physical properties as of March 14, 2023.

Corporate Properties
Type	Location	Leased / Owned

Headquarters	TerrAscend Canada Inc. Mississauga, Ontario, Canada	Owned*

Office	IHC Management LLC / TerrAscend Corp. King of Prussia, PA	Leased*

Office	Corporate Office (West) Healdsburg, CA	Leased

Production and Storage Properties
Type	Location	Leased / Owned

Manufacturing, Cultivation	Ilera Healthcare LLC– Grow PA Waterfall, PA	Owned* †

Manufacturing, Cultivation	TerrAscend NJ LLC Boonton, NJ	Owned

Manufacturing, Cultivation	TerrAscend NJ LLC Phillipsburg, NJ	Leased

Cultivation	ABI LLC (State Flower) San Francisco, CA	Leased

Manufacturing, Cultivation	HMS Health LLC Hagerstown, Maryland	Owned♦

Cultivation	Gage Growth Warren, MI	Owned

Cultivation	Gage Growth Harrison, MI	Owned

Processing	Gage Growth Harrison, MI	Owned

Cultivation	Gage Growth Monitor, MI	Owned

Retail Properties
Type	Location	Leased / Owned

Dispensary	The Apothecarium Dispensary – Plymouth Plymouth Meeting, PA	Leased*

Dispensary	The Apothecarium Dispensary – Lancaster Lancaster, PA	Leased*

Dispensary	The Apothecarium Dispensary – Thorndale Thorndale, PA	Leased*

Dispensary	KCR Dispensary – Allentown Allentown, PA	Owned*

Dispensary	KCR Dispensary – Bethlehem Bethlehem, PA	Leased*

Dispensary	KCR Dispensary – Stroudsburg Stroudsburg, PA	Leased*

Dispensary	The Apothecarium Dispensary – Phillipsburg Phillipsburg, NJ	Owned

Dispensary	The Apothecarium Dispensary – Maplewood Maplewood, NJ	Leased

Dispensary	The Apothecarium Dispensary – Lodi Lodi, NJ	Leased

Dispensary	The Apothecarium Dispensary – Castro San Francisco, CA	Leased

Dispensary	The Apothecarium Dispensary – Marina San Francisco, CA	Leased

Dispensary	The Apothecarium Dispensary – Soma San Francisco, CA	Leased

Dispensary	The Apothecarium Dispensary – Berkeley Berkeley, CA	Leased

Dispensary	The Apothecarium Dispensary – Capitola Capitola, CA	Leased

Dispensary	Gage Growth Cookies Ann Arbor, MI	Leased

Dispensary	Gage Growth Adrian, MI	Leased

Dispensary	Gage Growth Battle Creek, MI	Leased

Dispensary	Gage Growth Burton, MI	Leased

Retail Properties
Type	Location	Leased / Owned

Dispensary	Gage Growth Cookies Detroit, MI	Owned

Dispensary	Gage Growth Ferndale, MI	Leased

Dispensary	Gage Growth Grand Rapids, MI	Leased

Dispensary	Gage Growth Cookies Kalamazoo, MI	Leased

Dispensary	Gage Growth Kalamazoo, MI	Owned

Dispensary	Gage Growth Lansing, MI	Leased

Dispensary	Gage Growth Traverse City, MI	Leased

Dispensary	Gage Growth Addison, MI	Owned

Dispensary	Gage Growth Buchanan, MI	Owned

Dispensary	Gage Growth Camden, MI	Owned

Dispensary	Gage Growth Edmore, MI	Leased

Dispensary	Gage Growth Morenci, MI	Owned

Dispensary	Gage Growth Bay City, MI	Leased♦

Dispensary	Gage Growth Oxford, MI	Leased♦

Dispensary	Gage Growth Centerline, MI	Owned♦

Dispensary	Gage Growth Coleman, MI	Owned♦

Dispensary	Gage Growth Sturgis, MI	Owned♦

Dispensary	Gage Growth Mt. Morris, MI	Owned♦

Retail Properties
Type	Location	Leased / Owned

Dispensary	Gage Growth Cookies Jackson, MI	Leased

Dispensary	Gage Growth Detroit, MI	Owned

* Property or lease on the property is subject to an encumbrance as described below.

† TerrAscend owns the production property at the Ilera Healthcare property in Waterfall, PA, but the land is leased from another entity.

♦ Not yet operational.

Properties Subject to an Encumbrance

The TerrAscend Canada property located in Mississauga, Ontario, Canada has been pledged as collateral to secure TerrAscend Canada’s obligations under a loan agreement entered into on June 19, 2020 by and between TerrAscend Canada and KingSett Mortgage Corporation, for a loan in the principal amount of C$7.3 million bearing interest of 8.25% and a balance due date of June 30, 2023.

The following properties have been pledged as collateral to secure obligations of TerrAscend’s subsidiary, WDB Holding PA, under a senior secured term loan, entered into on December 18, 2020, by and between WDB Holding PA and a syndicate of lenders, in the amount of $120 million, bearing an interest rate of 12.875% per annum and maturing on December 17, 2024: (i) Ilera Healthcare – Grow PA, Waterfall, Pennsylvania and (ii) KCR Dispensary – Allentown, Allentown, Pennsylvania. The interests of WDB Holding PA in the leases for the following properties have been pledged as collateral to secure the obligations WDB Holding PA under the same loan: (i) Ilera Healthcare / TerrAscend Corp. Office., King of Prussia, Pennsylvania, (ii) The Apothecarium Dispensary – Plymouth, Plymouth Meeting, Pennsylvania, (iii) The Apothecarium Dispensary – Lancaster, Lancaster, Pennsylvania, (iv) The Apothecarium Dispensary – Thorndale, Pennsylvania, (v) KCR Dispensary – Bethlehem, Pennsylvania, (vi) KCR Dispensary – Stroudsburg, Pennsylvania. The loan is secured by the assets of TerrAscendʼs Pennsylvania business.

Gage Growth, a subsidiary of TerrAscend, has pledged as collateral all assets of each Credit Party (as defined therein) to the credit agreement, unless Gage Growth is granted a permitted lien in connection with this credit agreement or any other secured debt agreement. The collateral includes the interest in certain licenses to secure the obligations under the credit agreement. The credit agreement was initially entered into on November 22, 2021, and was subsequently amended and restated on August 10, 2022 and November 29, 2022, by and between Gage Growth and a syndicate of lenders, in the amount of $25 million, bearing an interest rate of the greater of the prime rate plus 6.00%, and 13.00% per annum and maturing on November 1, 2024.

The following properties have been pledged as collateral to secure obligations of TerrAscend’s subsidiaries, TerrAscend NJ, LLC, HMS Health, LLC, HMS Processing, LLC, and HMS Hagerstown, LLC, under a loan agreement, entered into on October 11, 2022, by and between TerrAscend NJ, LLC, HMS Health, LLC, HMS Processing, LLC, and HMS Hagerstown, LLC and Pelorus Fund REIT, LLC, bearing an interest rate of the secured overnight financing rate plus 9.5% per annum and maturing on October 11, 2027: (i) Cultivation and Processing – Boonton, NJ (ii) The Apothecarium Dispensary – Phillipsburg, NJ and (iii) Cultivation and Processing – Hagerstown, MD. The interests of TerrAscend NJ, LLC in the leases for the following properties have been pledged as collateral to secure the obligations under the same loan: (i) The Apothecarium – Maplewood, NJ, (ii) The Apothecarium – Lodi, NJ and (iii) Cultivation (proposed) – Phillipsburg, NJ. The loan is secured by all assets of TerrAscendʼs New Jersey business, unless otherwise excluded by the loan agreement.

Item 3. Legal Proceedings

Legal Proceedings

In the ordinary course of business, TerrAscend is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on

TerrAscend's consolidated balance sheets or results of operations. At December 31, 2022, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of TerrAscend's consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

TerrAscend’s Common Shares are listed on the CSE under the trading symbol “TER.” The Common Shares also trade over the counter in the United States on the OTCQX Best Market tier of the electronic over-the-counter marketplace operated by OTC Markets Group, Inc. under the trading symbol “TRSSF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

TerrAscend had 381 shareholders of record as of March 14, 2023. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

TerrAscend has not declared any dividends or made any distributions. Furthermore, TerrAscend has no current intention to declare dividends on its Common Shares in the foreseeable future. Any decision to pay dividends on its Common Shares in the future will be at the discretion of the Board of Directors and will depend on, among other things, TerrAscend’s results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board of Directors may deem relevant.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of TerrAscend's other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended (the "Exchange Act"), except to the extent TerrAscend specifically incorporates it by reference into such filings.

The following graph shows a comparison from May 3, 2017, when TerrAscend began trading on the CSE, through December 31, 2022 of the cumulative total return for an investment of $100 in TerrAscend's Common Shares, Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any).

The comparisons in this graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of TerrAscend's Common Shares.

The following specific companies were included in the peer group:

•
Green Thumb Industries Inc.
•
Curaleaf Holdings, Inc.
•
Trulieve, Inc.
•
Cresco Labs Inc.
•
Verano Holdings Corp.

Recent Sales of Unregistered Securities

The following information represents securities sold by TerrAscend during the fiscal year ending December 31, 2022, which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other Company share classes and new securities resulting from the modification of outstanding securities. TerrAscend sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

Common Shares

During 2022, 669,478 Common Shares were issued to holders of the 2022 RSUs (as defined below) upon settlement at fair value prices on the dates of issuance between $2.76 and $10.88 per share.

In 2022, 101,203 Common Shares were issued to an individual shareholder at price range between $2.46 and $5.88 per share as a result of a liability settlement.

Other Issuances

In March 2022, in connection with the Gage Acquisition, TerrAscend issued 13,504,500 exchangeable units to the former owners of Gage at a price of $4.93 per share as consideration for the acquisition of 100% of the equity interests of Gage.

The Gage Acquisition included consideration in the form of 4,940,364 replacement options that were issued on March 10, 2022 to employees of Gage. The post-combination options vest over a period of one to three years.

During the year ended December 31, 2022, 7,058,840 options to purchase Common Shares were granted to certain Company employees as additional compensation pursuant to TerrAscend's Stock Option Plan at various exercise prices between $1.47 and $5.86 per share. These options vest annually over a period of three or four years.

During the year ended December 31, 2022, 1,176,397 RSUs (each, a “2022 RSU”) were granted to various employees and members of the board of directors as compensation pursuant to TerrAscend’s RSU Plan at grant prices between $3.89 and $5.47 per share. Each 2022 RSU entitles the holder to receive one Common Share. Of the RSUs issued, 106,840 vested immediately on the grant date, and 562,638 vested on December 31, 2022. The remainder vest annually over three to four years.

Use of Proceeds from Initial Public Offering of Common Shares

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of TerrAscend's financial condition and results of operations should be read in conjunction with TerrAscend's audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to TerrAscend's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors", its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Annual Report on Form 10-K and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

Overview

TerrAscend is a leading North American cannabis operator with vertically integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California, and is a cannabis retailer in Ontario, Canada with a minority-owned dispensary in Toronto, Ontario, Canada. TerrAscend’s cultivation and manufacturing practices yield consistent and high-quality cannabis, providing industry-leading product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the U.S. have implemented medical marijuana laws or that have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

TerrAscend operates under one operating segment, which is the cultivation, production and sale of cannabis products.

TerrAscend owns a portfolio of operating businesses and several synergistic brands including:

•
Gage Growth ("Gage"), a vertically integrated cannabis cultivator, processor and dispensary operator in Michigan;
•
KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively "Pinnacle"), a dispensary operator in Michigan;
•
Ilera Healthcare ("Ilera"), a vertically integrated cannabis cultivator, processor and dispensary operator in Pennsylvania;
•
TerrAscend NJ, LLC (“TerrAscend NJ”), a majority owned subsidiary that operates three dispensaries in New Jersey with the ability to cultivate and process;
•
HMS Health, LLC (“HMS Health”) and HMS Processing, LLC (“HMS Processing” and together with HMS Health, “HMS”), a producer and seller of dried flower and oil products for the wholesale medical cannabis market in Maryland;
•
The Apothecarium, consisting of retail dispensaries in California, Pennsylvania, and New Jersey;
•
Valhalla Confections, a provider of premium edible products;
•
State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco, California;
•
Arise Bioscience Inc. ("Arise"), a manufacturer and distributor of hemp-derived products, located in Boca Raton, Florida; and
•
TerrAscend Canada (“TerrAscend Canada” or “TCI”) is a cannabis retailer in Ontario, Canada with a minority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada"). TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis until TerrAscend commenced an optimization of its operations in Canada, whereby TerrAscend reduced its manufacturing footprint in order to focus on its Cookies Canada retail business, as well as monetize its intellectual property portfolio in Canada. TerrAscend ceased operations at its manufacturing facility during the three months ended December 31, 2022.

TerrAscend’s head office and registered office is located at 3610 Mavis Road, Mississauga, Ontario, Canada, L5C 1W2.

TerrAscend’s telephone number is 1.855.837.7295 and its website is www.terrascend.com. Information contained on or accessible through TerrAscend’s website is not a part of this Annual Report, and the inclusion of TerrAscend’s website address in this Annual Report on Form 10-K is an inactive textual reference only.

Recent Developments

•
TerrAscend optimized its Canadian operation by reducing its manufacturing footprint in order to focus on its Cookies Canada retail business, as well as to monetize its intellectual property portfolio in Canada. TerrAscend ceased operations at its manufacturing facility during the three months ended December 31, 2022. As such, the Canadian Licensed Producer results are presented in discontinued operations in this Annual Report.
•
On December 9, 2022, TerrAscend, Arise and TerrAscend Canada Inc. entered into a debt settlement agreement (the "Canopy Debt Settlement Agreement") with Canopy USA, LLC, Canopy USA I Limited Partnership and Canopy USA III Limited Partnership (collectively, the "Canopy USA Entities"), pursuant to which agreement certain obligations under all of the outstanding loans, plus accrued interest, with the Canopy USA Entities were extinguished in exchange for 24,601,467 exchangeable shares of TerrAscend ("Exchangeable Shares") at a notional price of $3.74 (C$5.10) per Exchangeable Share. Additionally, in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, the 22,474,130 original warrants to acquire common shares of TerrAscend (the "Common Shares") were modified (the "Modified Canopy Warrants") at a weighted average exercise price of $4.45 (C$6.07) per common share. The Exchangeable Shares and Modified Canopy Warrants were considered in the calculation for extinguishing the debt obligations, including all principal and interest on the amounts outstanding thereunder.
•
On August 23, 2022, in order to expand its retail footprint in Michigan, TerrAscend acquired KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), a dispensary operator in Michigan, and related real estate for total consideration of $28,500 (the "Pinnacle Acquisition"). The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci, Michigan. TerrAscend intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.
•
During the twelve months ended December 31, 2022, TerrAscend commenced adult-use sales in New Jersey.

Subsequent Transactions

•
Effective March 1, 2023, TerrAscend sold substantially all of the Arise assets, including all intellectual property and inventory, to a third party.
•
On January 27, 2023, TerrAscend closed on its previously announced acquisition of Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary in Maryland from Moose Curve Holdings, LLC. Under the terms of the agreement, TerrAscend acquired 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to entering into a long-term lease with the option to purchase the real estate. TerrAscend intends to rebrand the 10,000 square foot dispensary as The Apothecarium.

Components of Results of Operations

The following discussion sets forth certain components of our Consolidated Statements of Comprehensive Loss as well as factors that impact those items.

Revenue

TerrAscend generates revenue from the sale of cannabis products, brands, and services to the United States and Canadian markets. Revenues consist of wholesale and retail sales in the medical and legal adult use market across Canada and in several U.S. states where cannabis has been legalized for medical or adult use.

Cost of sales

Cost of sales primarily consists of expenses related to providing cannabis products and services to TerrAscend's customers, including personnel-related expenses, the depreciation of property and equipment, amortization of acquired intangible assets, and other overhead costs.

General and administrative

General and administrative ("G&A") consists primarily of personnel costs related to finance, human resources, legal, and other administrative functions. Additionally G&A expense includes professional fees to third parties, as well as marketing expenses.

In addition, G&A expense includes share-based compensation on options, restricted stock units and warrants. TerrAscend expects that G&A expense will increase in absolute dollars as the business grows.

Amortization and depreciation

Amortization and depreciation includes the amortization of intangible assets. Amortization is calculated on a straight line basis over the following terms:

Brand intangibles- indefinite lives	Indefinite useful lives or 3 years
Brand intangibles- definite lives	3 years
Software	5 years
Licenses	5-30 years
Customer relationships	5 years
Non-compete agreements	3 years

Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Buildings and improvements	Lesser of useful life or 30 years
Land	Not depreciated
Machinery & equipment	5-15 years
Office furniture & production equipment	3-5 years
Right of use assets	Lease term
Assets in process	Not depreciated

Impairment of intangible assets and goodwill

Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate that the carrying amount has been impaired. TerrAscend first performs a qualitative assessment. If based on the results of a qualitative assessment it has been determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment test is performed which compares the carrying value of the reporting unit to its estimated fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded.

Definite lived intangible assets are tested for impairment when there are indications that an asset may be impaired. When indicators of impairment exist, TerrAscend performs a quantitative impairment test which compares the carrying value of the assets for intangible assets to their estimated fair values. If the carrying value exceeds the estimated fair value, an impairment is recorded.

(Gain) loss from revaluation of contingent consideration

As a result of some of its acquisitions, TerrAscend recognizes a contingent consideration payable, which is an obligation to transfer additional assets to the seller if future events occur. The liability is revalued at the end of each reporting period to determine its fair value. A gain or loss is recognized as a result of the revaluation.

(Gain) loss on fair value of warrants and purchase option derivative asset

During the year ended December 31, 2020, TerrAscend closed a non-brokered private placement by issuing 18,679 convertible preferred stock units, each unit consisting of one non-voting, non-participating preferred share and one preferred share warrant

("Preferred Warrant"). The Preferred Warrants were recorded as a warrant liability and are remeasured to fair value at the end of each reporting unit using the Black Scholes model. A gain or loss is recognized as a result of the revaluation.

Finance and other expenses

Finance and other expenses consists primarily of interest expense on TerrAscend's outstanding debt obligations.

Transaction and restructuring costs

Transaction costs include costs incurred in connection with TerrAscend's acquisitions, such as expenses related to professional fees, consulting, legal and accounting. Restructuring costs are those costs associated with severance and restructuring of business units.

Impairment of property and equipment

TerrAscend evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable. When TerrAscend determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

Unrealized and realized foreign exchange loss

Unrealized and realized foreign exchange loss represents the loss recognized on the remeasurement of USD denominated cash and other assets recorded in the Canadian dollars functional currency at TerrAscend's Canadian operations.

Unrealized and realized gain on investments

TerrAscend accounts for its investment in equity securities without readily determinable fair values using a valuation technique which maximizes the use of relevant observable inputs, with subsequent holding changes in fair value recognized in unrealized gain or loss on investments in the consolidated statement of loss.

Provision for income taxes

Provision for income taxes consists of U.S. federal and state income taxes in certain jurisdictions in which TerrAscend conducts business.

Results from Operations - Years ended December 31, 2022, December 31, 2021, and December 31, 2020

The following tables represent TerrAscend’s results from operations for the twelve months ended December 31, 2022, December 31, 2021, and December 31, 2020:

Revenue, net

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue	$249,258	$201,076	$139,118
Excise and cultivation taxes	(1,429)	$(6,866)	(6,966)
Revenue, net	$247,829	$194,210	$132,152
$ change	$53,619	$62,058
% change	28%	47%

The increase in net revenue for the year ended December 31, 2022 as compared to December 31, 2021 was due to an increase of $96,900 in retail sales from $87,119 at December 31, 2021 to $184,019 at December 31, 2022. The increase in revenue was mainly due to adult use sales in New Jersey, which commenced during 2022, as well as the Gage Acquisition and the Pinnacle Acquisition. Retail dispensaries increased from thirteen at December 31, 2021 to thirty-one at December 31, 2022. The increase was partially offset by the decrease of $43,281 in wholesale revenue from $107,091 at December 31, 2021 to $63,810 at December 31, 2022, which was mainly related to challenging market dynamics in Pennsylvania.

The increase in net revenue for the year ended December 31, 2021 as compared to December 31, 2020 was due to an increase of $42,410 in retail sales from $44,709 at December 31, 2020 to $87,119 at December 31, 2021, and an increase of $19,648 in wholesale sales from $87,443 at December 31, 2020 to $107,091 at December 31, 2021. The increase in retail sales was primarily a result of the increase in retail dispensaries across Pennsylvania, California, and New Jersey, which increased from nine at December 31, 2020 to thirteen at December 31, 2021. The increase in wholesale sales was primarily a result of the initial ramp up in New Jersey, expansion in Pennsylvania, as well as the acquisition of HMS.

Cost of Sales

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cost of sales	$137,243	$79,465	$46,461
Impairment and write downs of inventory	9,082	2,243	-
Total cost of sales	$146,325	$81,708	$46,461
$ change	$64,617	$35,247
% change	79%	76%
Cost of sales as a % of revenue	59%	41%	42%

The increase in cost of sales for the twelve months ended December 31, 2022 as compared to December 31, 2021 was driven mainly by the Gage Acquisition, as well as an increase in New Jersey due to the increase in adult use sales which commenced during 2022. The increase in cost of sales as a percentage of revenue was due to lower volumes in Pennsylvania leading to under-absorption, primarily related to lower wholesale flower sales, operational challenges at TerrAscend's cultivation facility in Frederick, Maryland as TerrAscend transitioned to its Hagerstown location, and higher costs of sales as a percentage of revenue as a result of the acquisition of Gage in Michigan.

In addition, during the year ended December 31, 2022, TerrAscend wrote down its inventory by $9,082 mainly due to write downs of inventory to lower of cost or market which was related to TerrAscend's operational reconfiguration of its cultivation facility in Pennsylvania and write downs of inventory related to the vape recall in Pennsylvania. During the year ended December 31, 2021, TerrAscend recorded impairment of $2,243 mainly related to inventory at its Pennsylvania operations that did not meet quality standards.

The increase in cost of sales for the twelve months ended December 31, 2021 as compared to December 31, 2020 was a result of the increased volume of sales.

General and Administrative Expense (G&A)

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
General and administrative expense	$115,588	$75,107	$60,763
$ change	$40,481	$14,344
% change	54%	24%
G&A excluding share-based compensation	$103,426	$60,165	$50,688
G&A excluding share-based compensation as a % of revenue	42%	30%	36%
The increase in G&A expenses for the years ended December 31, 2022 as compared to December 31, 2021 was primarily due to increased office and general expense of $15,909, increased salary and wages of $14,558, and increased sales and marketing of $8,460 mainly as a result of the Gage Acquisition and the Pinnacle Acquisition.

The increase in G&A expenses for the years ended December 31, 2021 as compared to December 31, 2020 was primarily a result of increased salaries and wages of $11,464, mainly as a result of the increase in U.S. operations. Additionally, TerrAscend recognized an increase in share-based compensation expense of $4,867, primarily due to the greater number of options granted to new employees during the latter half of 2020, resulting in higher expenses during the twelve months ended December 31, 2021 as compared to the twelve months ended December 31, 2020, as well as expense related to the acceleration of options related to severance. In addition, TerrAscend paid $1,590 in one-time legal settlements during the twelve months ended December 31, 2021. The increase in G&A expenses for the twelve months ended December 31, 2021 was partially reduced by a decrease in professional fees from the twelve months ended December 31, 2020 as a result of payments due of $7,500 related to amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ pursuant to services surrounding the granting of certain licenses. Excluding this payment, professional fees increased $5,928 primarily due to legal fees and fees for U.S. filer preparation.

Amortization and Depreciation Expense

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Amortization and depreciation	$9,658	$5,533	$3,886
$ change	$4,125	$1,647
% change	75%	42%

The increase in amortization and depreciation expense for the year ended December 31, 2022 as compared to December 31, 2021 was primarily due to the Gage and Pinnacle Acquisitions. TerrAscend acquired cultivation and processing, as well as retail licenses which are amortized over a 15-year period.

The increase in amortization and depreciation expense for the twelve months ended December 31, 2021 as compared to December 31, 2020 is primarily related to additions of property and equipment due to TerrAscend’s cultivation expansions and increase in dispensaries in Pennsylvania, New Jersey and California.

Impairment of intangible assets

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Impairment of intangible assets	$140,727	$3,633	$343
$ change	$137,094	$3,290
% change	3774%	959%

During the year ended December 31, 2022, TerrAscend performed an impairment analysis over its indefinite lived and definite lived intangible assets acquired through the Gage Acquisition as the changes in the market expectations of cash flows in Michigan, as well as increased competition and supply in the state, were determined to be indicators of impairment. TerrAscend determined that it was more likely than not that the carrying value of its definite lived retail and cultivation and processing licenses was greater than its fair value, and therefore recorded impairment of $79,462 and $42,065 for the retail license and the cultivation and processing licenses, respectively, reducing both the carrying values to $nil at December 31, 2022. Additionally, TerrAscend recorded impairment of its indefinite lived brand intangible assets acquired through the Gage Acquisition of $19,200, reducing the carrying value of the brand intangibles to $57,985 at December 31, 2022.

The impairment recorded during the year ended December 31, 2021 relates to the write-off of intellectual property at TerrAscend’s Arise business.

During the year ended December 31, 2020, TerrAscend recorded impairment of $343 related to its customer relationships at Arise as a result of its termination of an agreement with one of its wholesale distributors.

Impairment of goodwill

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Impairment of goodwill	$170,357	$5,007	$-
$ change	$165,350	$5,007
% change	3302%

During the year ended December 31, 2022, as it was determined that it was more likely than not that the Michigan reporting unit's fair value was less than its carrying value, a one-step goodwill quantitative impairment test was performed. As a result of the quantitative test, TerrAscend recorded impairment of goodwill of $170,357 at its Michigan reporting unit, reducing the carrying value of the goodwill acquired through the Gage Acquisition and Pinnacle Acquisition, which make up the Michigan reporting unit, to $nil.

The impairment recorded during the year ended December 31, 2021 relates to TerrAscend’s Florida reporting unit as TerrAscend determined that the estimated cash flows of its Arise business did not support the carrying value of the intangible assets and goodwill. As a result, TerrAscend recorded impairment to reduce the balance of goodwill at its Florida reporting unit to $nil.

(Gain) loss from revaluation of contingent consideration

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
(Gain) loss from revaluation of contingent consideration	$(1,061)	$3,584	$18,709
$ change	$(4,645)	$(15,125)
% change	-130%	-81%

TerrAscend recognized a gain on revaluation of contingent consideration of $1,061 for the year ended December 31, 2022 as compared to a loss of $3,584 during the year ended December 31, 2021. During the year ended December 31, 2022, the fair value of the contingent consideration related to the KCR Acquisition was reduced to $nil, as it was determined that it was more likely than not that the earnout criteria would not be met.

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

Gain on extinguishment of debt

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Gain on extinguishment of debt	$(4,153)	$-	$-
$ change	$(4,153)	$-
% change	100%	0%

Pursuant to the Canopy Debt Settlement Arrangement, on December 9, 2022, TerrAscend and certain of its subsidiaries extinguished certain debt obligations with the Canopy USA Entities, including all the principal and interest on the amounts outstanding thereunder, in exchange for 24,601,467 Exchangeable Shares of TerrAscend at a notional price of $3.74 (C$5.10) per Exchangeable Share. Additionally, in accordance with ASC 815 Derivatives and Hedging, the 22,474,130 original warrants to acquire Common Shares of TerrAscend were modified at a weighted average exercise price of $4.45 (C$6.07) per Common Share. The Exchangeable Shares and Modified Canopy Warrants were considered in the calculation for extinguishment of the debt obligations, including all principal and interest on the amounts outstanding thereafter (refer to Note 9 included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for further details). As a result of these transactions, TerrAscend recorded a gain on extinguishment of debt of $4,153 for the year ended December 31, 2022.

(Gain) loss on fair value of warrants and purchase option derivative asset

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
(Gain) loss on fair value of warrants and purchase option derivative asset	$(58,523)	$(57,904)	$110,518
$ change	$(619)	$(168,422)
% change	1%	-152%

The warrant liability has been remeasured to fair value at December 31, 2022 using the Black Scholes Option Pricing Model ("Black Scholes Model"). TerrAscend recognized a gain during the twelve months ended December 31, 2022 as a result of the reduction of TerrAscend's share price from December 31, 2021 as compared to December 31, 2022, as well as from warrants exercised during the twelve months ended December 31, 2022. The combined impact resulted in a gain on fair value of warrants of $59,341 for the twelve months ended December 31, 2022.

During the year ended December 31, 2022, the purchase option derivative asset was remeasured to fair value using the Monte Carlo simulation model resulting in a loss of $818.

The warrant liability has been remeasured to fair value at December 31, 2021 using the Black Scholes Model. TerrAscend recognized a gain during the twelve months ended December 31, 2021 as a result of the reduction of TerrAscend’s share price from December 31, 2020 as compared to December 31, 2021, as well as from warrants exercised during the twelve months ended December 31, 2021. The combined impact resulted in a gain on fair value of warrants of $58,158 for the twelve months ended December 31, 2021.

For the year ended December 31, 2021, the purchase option derivative asset was remeasured to fair value using the Monte Carlo simulation model resulting in a loss of $254.

During the twelve months ended December 31, 2020, TerrAscend recognized a loss on fair value of warrants of $110,518 as a result of the increase in TerrAscend’s share price from the valuation date.

Finance and other expenses

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Finance and other expenses	$35,893	$27,849	$7,427
$ change	$8,044	$20,422
% change	29%	275%

The increase in finance and other expenses for the year ended December 31, 2022 as compared to December 31, 2021 was primarily due to an increase of $14,070 in interest expense recognized primarily related to the loans acquired as part of the Gage Acquisition, as well as fees to modify its term loan acquired through the Gage Acquisition and amendment fees related to the Ilera term loan, both which did not meet the criteria to be capitalized, totaling $2,507. This increase in finance and other expense was offset by other income of $9,440 related to employee retention credits ("ERC") received as a result of the Coronavirus Aid, Relief and Economic Securities Act ("CARES Act") which provides for a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

The increase in finance and other expenses for the year ended December 31, 2021 as compared to December 31, 2020 is primarily due to a full year of interest expense of $18,213 related to the Ilera term loan and Canopy Growth Arise loan issued in December 2020, as compared to $674 during the year ended December 31, 2020. In addition, during the year ended December 31, 2021, TerrAscend recorded a reduction to the indemnification asset related to the Apothecarium’s tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015 in the amount of $4,504 included in finance and other expenses, with an offset recorded to reduce TerrAscend’s income tax provision (refer to “Provision for income taxes” below). During the current period, finance and other expenses is partially offset by $1,414 of other income related to the forgiveness of TerrAscend’s Paycheck Protection Program (“PPP”) loans received by TerrAscend’s Arise business.

The finance expense during the year ended December 31, 2020 was primarily related to borrowings on the $75,000 credit facility with JW Asset Management LLC, as well as the Canopy Growth loan (formerly RIV Capital loan) entered into in the latter half of 2019, and the Canopy Growth Inc. financing received in the first quarter of 2020.

Transaction and restructuring costs

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Transaction and restructuring costs	$1,445	$3,111	$1,129
$ change	$(1,666)	$1,982
% change	-54%	176%

The transaction and restructuring costs for the year ended December 31, 2022 were primarily related to fees related to the Gage and Pinnacle Acquisitions.

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

Loss on lease termination

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Loss on lease termination	$-	$3,278	$-
$ change	$(3,278)	$3,278
% change	-100%	100%

TerrAscend entered into a lease termination agreement (“Lease Termination”) during the year ended December 31, 2021, with the landlord at its 22,000 square foot facility in Frederick, Maryland to enable TerrAscend to terminate the lease prior to the end of the lease term. As a result of the Lease Termination, TerrAscend recorded a loss on lease termination of $3,278.

Unrealized and realized foreign exchange loss

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Unrealized and realized foreign exchange loss	$712	$4,654	$159
$ change	$(3,942)	$4,495
% change	-85%	2827%

The decrease in unrealized foreign exchange loss for the year ended December 31, 2022 as compared to December 31, 2021 was a result of the remeasurement of U.S. dollar denominated liabilities recorded in Canadian dollar functional currency at TerrAscend's Canadian operations.

The increase in unrealized and realized foreign exchange loss for the year ended December 31, 2021 as compared to December 31, 2020 is a result of the remeasurement of U.S. denominated cash and other assets recorded in Canadian dollar functional currency at TerrAscend’s Canadian operations.

Unrealized and realized gain on investments

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Unrealized and realized gain on investments	$(43)	$(6,192)	$(533)
$ change	$6,149	$(5,659)
% change	-99%	1062%

The gain on investment during the year ended December 31, 2022 was related to the revaluation of the investments acquired through the Gage Acquisition.

The increase in the unrealized gain in the year ended December 31, 2021 relates to the acquisition of the remaining 90% of investment in KCR during the first half of 2021.

The unrealized gain for the year ended December 31, 2020 relates to the equity income pick-up from TerrAscend’s 10% investment in KCR.

Provision for income taxes

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Provision for income taxes	$(10,783)	$28,877	$10,769
$ change	$(39,660)	$18,108
% change	-137%	168%

The decrease in tax expense for the year ended December 31, 2022 as compared to December 31, 2021 is primarily related to the pre-tax book loss due to the impairment of goodwill taken during the year ended December 31, 2022. The Company's effective tax rate was 3.5% for the year ended December 31, 2022, as compared to 64.8% for the year ended December 31, 2021. The Company's effective tax rate for the year ended December 31, 2022 was lower than the federal statutory tax rate of 21% primarily driven by the impairment of goodwill and the increase in the valuation allowance.

TerrAscend's effective tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of TerrAscend's earnings, changes to the valuation allowance, and permanently non-deductible expenses. Certain of these and other factors, including TerrAscend's history and projections of pre-tax earnings, are considered in assessing TerrAscend's ability to realize any deferred tax assets including net operating losses.

The increase in income tax expense for the year ended December 31, 2021 as compared to December 31, 2020 is related to operational scale up.

Liquidity and Capital Resources

	December 31, 2022	December 31, 2021
	$	$
Cash and cash equivalents	26,158	79,642
Current assets	121,993	172,489
Non-current assets	579,594	409,446
Current liabilities	137,905	66,187
Non-current liabilities	242,511	286,794
Working capital	(15,912)	106,302
Total shareholders' equity	321,171	228,954

The calculation of working capital provides additional information and is not defined under GAAP. TerrAscend defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Liquidity and going concern

At December 31, 2022, TerrAscend had an accumulated deficit of $618.3 million. During the year ended December 31, 2022, TerrAscend incurred a net loss from continuing operations of $299.4 million, which primarily related to impairment of goodwill and intangible assets in its Michigan business of $311.1 million and generated negative cash flow from operations for the twelve months ended December 31, 2022 of $26.1 million. Cash and cash equivalents totaled $26.2 million at December 31, 2022. TerrAscend expects that it will need additional capital to continue to fund its operations.

TerrAscend's cash flow and net losses for the twelve months ended December 31, 2022 are indicators that raise substantial doubt about TerrAscend's ability to continue as a going concern for at least one year from the issuance of these financial statements. TerrAscend believes this concern is mitigated by steps to improve its operations and cash position, including (i) identifying access to future capital, (ii) continued sales growth from TerrAscend's consolidated operations, and (iii) various actions that were implemented during the twelve months ended December 31, 2022 leading to general and administrative expense reductions and other cost and efficiency improvements.

Since its inception, TerrAscend's primary sources of capital have been through the issuance of equity securities or debt facilities, and TerrAscend has received aggregate net proceeds from such transactions totaling $608,315 as of December 31, 2022.

TerrAscend expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

TerrAscend has $205,320 in principal amounts of loans payable at December 31, 2022. Of this amount, $54,232 are due in the next twelve months.

TerrAscend has entered into leases for certain premises and offices for which it owes monthly lease payments. TerrAscend has $75,812 in lease obligations. Of this amount, $6,139 are due in the next twelve months. Additionally, TerrAscend makes monthly payments on financing obligations on six of its real estate properties with $15,632 payable, $1,915 of which is due in the next twelve months.

Through the acquisition of AMMD, TerrAscend has capital commitments at December 31, 2022 of $10,000 to purchase all the outstanding equity, which is due in the next twelve months. In addition, TerrAscend's undiscounted contingent consideration payable is $5,184 at December 31, 2022. The contingent consideration payable relates to TerrAscend's business acquisitions of the Apothecarium, State Flower and Pinnacle and is due in the next twelve months. Contingent Consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the agreement. The contingent consideration is revalued at the end of each reporting period.

During the year ended December 31, 2020, TerrAscend expensed $7,500 related to amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ pursuant to services surrounding the granting of certain licenses. The final payment of $3,750 is due on or before March 31, 2023.

At December 31, 2022, the Company had accounts payable and accrued liabilities of $44,286 and corporate income taxes payable of $23,077.

TerrAscend does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on TerrAscend's results of operations or financial condition, including and without limitation, such consideration as liquidity and capital resources.

TerrAscend intends to meet its capital commitments through any or all of the sources of capital noted above. TerrAscend's objective with respect to its capital management is to ensure it has sufficient cash resources to maintain its ongoing operations and finance future obligations.

Debt facilities

Canopy USA loans

Canopy Growth (formerly RIV Capital loan)

On February 5, 2020, TerrAscend and RIV Capital Inc. (“RIV Capital”), formerly Canopy Rivers Inc., agreed to amend the terms of their previously issued convertible debentures with a face value of $10,000. Pursuant to the amended terms, the first tranche of the convertible debentures was converted into a $10,000 loan payable bearing interest at a rate of 6% per annum, payable annually, with a balance due date of October 2, 2024. The effective interest rate on the loan is 15.99%. TerrAscend also issued RIV Capital 2,225,714 common share purchase warrants, exercisable at $4.48 (C$5.95) upon the occurrence of certain triggering events. The warrants were issued such that they can be exercised upon maturity of the loan payable in a cashless exercise by offsetting the principal value of the loan payable. The amendment was treated as a modification of the convertible debenture and as a result, no gains or losses were recorded for the transaction. The fair value of the debt was calculated using the effective interest rate method and allocated the proceeds of the issuance to the debenture and the warrants based on their relative fair values as determined at issuance.

During the year ended December 31, 2021, Canopy Growth acquired the common share purchase warrants previously issued to RIV Capital as well as the loan payable outstanding balance.

On December 9, 2022, the Company entered into a debt settlement agreement (the "Canopy Debt Settlement Agreement") with Canopy USA, LLC, Canopy USA I Limited Partnership and Canopy USA III Limited Partnership (collectively, the "Canopy USA Entities"), pursuant to which agreement certain obligations under all of the outstanding loans, plus accrued interest, with the Canopy USA Entities were extinguished in exchange for 24,601,467 exchangeable shares of the Company ("Exchangeable Shares") at a notional price of $3.74 (C$5.10) per Exchangeable Share. Additionally, in accordance with ASC 815 Derivatives and Hedging, the 22,474,130 original warrants to acquire common shares of the Company (the "Common Shares") were modified (the "Modified Canopy Warrants") at a weighted average exercise price of $4.45 (C$6.07). The Exchangeable Shares and Modified Canopy Warrants were considered in the calculation for extinguishment of the debt obligations, including all principal and interest on the amounts outstanding thereunder.

The Exchangeable Shares and Modified Canopy Warrants can be converted to Common Shares at Canopy USA's option, subject to the federal legalization of marijuana in the United States and compliance with applicable exchange listing rules.

Canopy 2020 Debenture

On March 10, 2020, TerrAscend Canada Inc. entered into a secured debenture with Canopy USA III Limited Partnership ("Canopy USA III LP"), as successor to Canopy Growth Corporation, whereby it promised to pay to Canopy USA III LP in the amount of $58,645 ("Canopy 2020 Debenture").

The secured debenture bears interest at a rate of 6.10% per annum, with an effective interest rate of 14.15% and matures on the earlier of (i) March 10, 2030, (ii) the later of (A) March 10, 2025, and (B) the date that is twenty-four months following the date that the federal laws of the United States are mended to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States, and (iii) the date all amounts become due and payable in accordance with the Canopy 2020 Debenture. The debenture is secured by the assets of TerrAscend Canada, is not convertible and is not guaranteed by TerrAscend. In connection with the funding of the loan, TerrAscend issued 17,808,975 common share purchase warrants to Canopy Growth. The warrants are comprised of 15,656,242 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $3.59 (C$5.14) per share, expiring on March 10, 2030, and 2,152,733 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $2.72 (C$3.74) per share, expiring on March 10, 2031 (refer to Note 11).

On November 11, 2022, TerrAscend Canada Inc. and Canopy USA III LP entered into an agreement, whereby Canopy USA III Limited Partnership agreed to a waiver of TerrAscend Canada Inc.'s obligation to maintain the minimum current assets set forth in the Canopy 2020 Debenture for the period commencing August 31, 2022 to (and including) November 30, 2022, subject to certain conditions.

As stated above, on December 9, 2022, TerrAscend entered into an arrangement with Canopy USA, LLC in which the outstanding loan balance of the Canopy 2020 Debenture was converted into Exchangeable Shares and Modified Canopy Warrants.

Canopy Arise Debenture

On December 10, 2020, TerrAscend, through a wholly owned subsidiary Arise Bioscience Inc. (“Arise”) entered into a loan financing agreement with Canopy Growth in the amount of $20,000 pursuant to a secured debenture ("Canopy Arise Debenture"). In connection with the funding of the loan, TerrAscend has issued 2,105,718 common share purchase warrants to Canopy Growth.

The secured debenture bears interest at a rate of 6.10% per annum commencing four years from the effective date, with an effective interest rate of 15.61%, and matures on December 9, 2030. The debenture is secured by the assets of Arise, is not convertible, and is not guaranteed by TerrAscend. The warrants are comprised of 1,926,983 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $12.00 (C$15.28) per share, expiring on December 9, 2030, and 178,735 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $13.50 (C$17.19) per share, expiring on December 9, 2030 (refer to Note 11). The fair value of the debt was calculated using the effective interest rate method and allocated the proceeds of the issuance to the debenture and the warrants based on their relative fair values as determined at issuance.

As stated above, on December 9, 2022, TerrAscend entered into an arrangement with Canopy USA, LLC in which the outstanding loan balance of the Canopy Arise Debenture was converted into Exchangeable Shares and Modified Canopy Warrants.

Other Loans

Manufacturing facility loan

On June 19, 2020, TerrAscend completed a $5,336 loan financing secured by its manufacturing facility in Mississauga, bearing interest of 8.25% and a balance due date of June 30, 2023. The mortgage payable was recorded at its fair value at inception and subsequently carried at amortized cost. This loan was included in current liabilities from discontinued operations on TerrAscend's Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, respectively, as this loan is secured by assets held for sale as a result of discontinued operations in TerrAscend Canada (refer to Note 6 included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for further details).

Ilera Term Loan

On December 18, 2020, WDB Holding PA, a subsidiary of TerrAscend, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 ("Ilera Term Loan"). The term loan bears interest at 12.875% per annum and matures on

December 17, 2024. TerrAscend has the ability to increase the facility by up to $30,000. WDB Holding PA's obligation under the Ilera Term Loan and related transaction documents are guaranteed by TerrAscend, TerrAscend USA, Inc., and certain subsidiaries of WDB Holding PA, and secured by TerrAscend USA Inc.'s equity interest in WDB Holding PA and substantially all of the assets of WDB Holding PA and the subsidiary guarantors party thereto. The loan can be refinanced at the option of the borrower after 18 months from the closing date subject to a premium payment due. Of the total proceeds received, $105,767 was used to satisfy the remaining Ilera earn-out payments.

On April 28, 2022, the Ilera Term Loan was amended to provide WDB Holding PA with greater flexibility by resetting the minimum consolidated interest coverage ratio levels that must be satisfied at the end of each measurement period and extending the date in which WDB Holding PA is required to deliver its budget for the fiscal year ending December 31, 2021. In addition, the no-call period was extended from 18 months to 30 months, subject to a premium payment. This modification was not considered extinguishments of debt under ASC 470 Debt.

On November 11, 2022, WDB Holding PA, TerrAscend, TerrAscend USA Inc. and the subsidiary guarantors party to the Ilera Term Loan and the PA Agent (on behalf of the required lenders) entered into an amendment to the PA Credit Agreement, pursuant to which PA Agent and the required lenders agreed that WDB Holding PA's obligation to maintain the consolidated interest coverage ratio as set forth in the PA Credit Agreement for the period ended September 30, 2022, shall not apply, subject to certain conditions, including (but not limited to) an obligation to enter into a subsequent amendment agreement on or before December 15, 2022, documenting certain enhancements and amendments to the PA Credit Agreement to be agreed. In addition, WDB Holding PA offered a prepayment of $5,000 pro rata to all lenders holding outstanding loans thereunder at a price equal to 103.22% of the principal amount prepaid, plus accrued and unpaid interest.

On December 21, 2022, WDB Holding PA completed an amendment to reduce TerrAscend's principal debt by $35,000 and annual interest expense by $5,000. TerrAscend agreed to make a $35,000 payment at the original prepayment price of 103.22% to par, and agreed to use commercially reasonable efforts to add certain collateral to Ilera Term Loan, collectively by March 15, 2023. The amendment further provided that should WDB Holding PA not maintain the prescribed interest coverage ratio, the Company shall be required to deposit funds, as outlined in the amendment, into a restricted account, and no event of default shall occur. This amendment was not considered extinguishments of debt under ASC 470 Debt. There is $115,000 of principal amounts outstanding at December 31, 2022.

On March 15, 2023, WDB Holding PA, in exchange for a fee in the amount of 1% of the then outstanding principal loan balance, agreed to an amendment among other things, to (i) extend the obligation date to prepay TerrAscend's debt from March 15, 2023 to June 30, 2023 in which WDB Holding PA must use commercially reasonable efforts to add additional collateral to the Ilera Term Loan, (ii) increase the amount of debt to be reduced by up to $37,000, subject to certain reductions in amount based on meeting certain time based milestones, at a prepayment price of 103.22% to par, and (iii) extend the next test date in respect of the interest coverage ratio until June 30, 2023.

HMS loan

The acquisition of HMS included a $2,500 note payable which bears a 5.0% annual interest, due October 2022. The note was recorded at its fair value at inception of $2,089 and subsequently carried at amortized cost. TerrAscend made payments of principal and interest of $2,351, reducing the balance to $nil at December 31, 2022 and the note is no longer outstanding.

KCR Loan

The acquisition of KCR included a $6,750 note payable which bears interest at 10.00% per annum and matures on April 30, 2022. The note was recorded at its fair value at inception and subsequently carried at amortized cost. TerrAscend made payments of principal and interest of $2,324 and $4,878 for the years ended December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, the note is no longer outstanding.

Gage Loans

The Gage Acquisition included a senior secured term loan (the "Original Gage Term Loan") with an acquisition date fair value of $53,857. The credit agreement bears interest at a rate equal to the greater of (i) the Prime Rate plus 7% or (ii) 10.25%. The term loan is payable monthly and matures on November 30, 2022. The term loan is secured by a first lien on all Gage assets.

On August 10, 2022, the Original Gage Term Loan was amended as a result of the corporate restructure in conjunction with the Gage Acquisition. The amendment to the Original Gage Term Loan includes the addition of a borrower and guarantor under the term loan and a right of first offer in favor of the administrative agent for a refinancing of the term loan. This amendment was not considered extinguishments of debt under ASC 470 Debt.

On November 29, 2022, TerrAscend repaid $30,000 outstanding principal amount on the Original Gage Term Loan. On November 30, 2022, the remaining loan principal amount of $25,000 on the Original Gage Term Loan was amended (the "Amended Gage Term Loan"). The Amended Gage Term Loan bears interest on $25,000 at a per annum rate equal to the greater of (i) the U.S. "prime rate" plus 6.00%, and (ii) 13.0% and matures on November 1, 2024. Commencing on May 31, 2023, TerrAscend will make monthly principal repayments of 0.40% of the aggregate principal amount outstanding. Additionally, the unpaid principal amount of the loan shall bear paid in kind interest at a rate of 1.50% per annum. No prepayment fees are owed if TerrAscend voluntarily prepays the loan after 18 months. If such prepayment occurs prior to 18 months, a prepayment fee equal to all of the interest on the loans that would be due after the date of such prepayment, is owed. Under the Amended Gage Term Loan, TerrAscend has the ability to borrow incremental term loans of $30,000 at the option of TerrAscend and subject to consents from the required lenders. The additional $30,000 incremental term loans available under the amendment have not been drawn as of December 31, 2022. This loan represents a loan syndication, and therefore TerrAscend assessed each of the lenders separately under ASC 470 Debt to determine if this represents a modification, or an extinguishment of debt. For three of the four remaining lenders, it was determined that this was a modification. For the remaining lender, it was determined that this represented an extinguishment of debt and therefore the fees paid to the lenders on modification were expensed. As a result of this transaction, TerrAscend expensed $1,907 of fees paid to the lenders and third parties as they did not meet the criteria for capitalization under ASC 470 Debt.

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2,683, and a promissory note with an acquisition date fair value of $4,065. The loan payable to the former owner bears interest at a rate of 0.2%. The promissory note bears interest at a rate of 6%. There is $5,152 of principal amounts outstanding at December 31, 2022 on the loan payable and promissory note.

Pinnacle Loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory note matures on June 30, 2023 and bears interest rates of 6%. There is $9,333 of principal amounts outstanding at December 31, 2022 on the two promissory notes.

Pelorus Term Loan

On October 11, 2022, subsidiaries of TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan ("Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan bears interest at a variable rate tied to the one month secured overnight financing rate (SOFR), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months. The base rate is defined as, on any day, the greatest of (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by TerrAscend, TerrAscend USA Inc. and certain other subsidiaries of TerrAscend and secured by substantially all of the assets of TerrAscend's Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey. The Pelorus Term Loan matures on October 11, 2027. There is $45,478 of principal amounts outstanding at December 31, 2022.

Cash Flows

Cash flows used in operating activities

	For the years ended

	December 31, 2022	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(26,123)	$(31,815)	$(36,971)

The decrease in cash used in operating activities for the year ended December 31, 2022 as compared to December 31, 2021 is primarily due to a decrease in income taxes paid from $37,060 during the year ended December 31, 2021 to $9,917 for the year ended December 31, 2022, as well as a decrease in contingent consideration payments made related to TerrAscend's acquisitions in excess of the fair value of the liability recognized at the date of acquisition from $11,394 during the year ended December 31, 2021 to $410 during the year ended December 31, 2022. Excluding these amounts, TerrAscend had net cash used in operating activities of $15,795 for the year ended December 31, 2022 as compared to net cash provided by operating activities of $16,639 for the year ended December 31, 2021. Additionally the increase in net cash used in operating activities for the year ended December 31, 2022 as compared to December 31, 2021 is due to an increase in loss from operations, excluding non-cash impairment on intangible assets and goodwill, of $56,381 from a profit of $31,550 in the prior year period to a loss of $24,831 in the current year. The decrease in cash used in operating activities is offset by an increase in interest payments made on loans from $21,171 for the year ended December 31, 2021 to $26,840 for the year ended December 31, 2022, primarily due to the loans acquired through the Gage Acquisition and the Pinnacle Acquisition.

The decrease in cash used in operating activities for the year ended December 31, 2021 as compared to December 31, 2020, is primarily due to payments made in excess of the amount of fair value of the contingent consideration payable at the date of the Ilera acquisition on September 16, 2019 of $11,394 for the year ended December 31, 2021 as compared to payments of $56,527 during the year ended December 31, 2020. Excluding these amounts, TerrAscend had net cash used in operating activities of $20,421 and cash provided by operating activities of $19,556 for the years ended December 31, 2021 and December 31, 2020, respectively. The increase in cash used in operating activities during the year ended December 31, 2021 is mainly the result of income tax payments of $37,060 during the year ended December 31, 2021, as compared to $11,204 during the year ended December 31, 2020, and interest payments of $21,171 during the year ended December 31, 2021, as compared to $1,955 during the year ended December 31, 2020. The increase in interest payments is primarily due to the Ilera term loan in which TerrAscend received proceeds during December 2020. Excluding these payments, TerrAscend saw an increase in cash provided by operating activities during the year ended December 31, 2021, which is primarily due to increased sales.

Cash flows used in investing activities

	For the years ended

	December 31, 2022	December 31, 2021	December 31, 2020
Net cash used in investing activities	$(27,579)	$(132,421)	$(45,890)

The net cash used in investing activities for the year ended December 31, 2022 primarily relates to investment in property and equipment of $39,631, primarily related to the buildout of a cultivation site in Maryland, continuing renovations at TerrAscend's Pennsylvania cultivation site, cash expenditures at its grow, production and packaging facilities in Michigan, and the continued buildout of TerrAscend's Lodi alternative treatment center in New Jersey. Additionally, TerrAscend had investments in intangible assets of $2,261, primarily related to adult use licenses in New Jersey, as well as the acquisition of a retail license in Michigan. The cash used in investing activities is offset by cash inflows of $24,716 related to cash and restricted cash acquired through the Gage Acquisition, offset by net cash paid for consideration for the Pinnacle Acquisition of $8,489.

The net cash used in investing activities for the year ended December 31, 2021 primarily relates to cash consideration paid for the acquisitions of KCR and HMS totaling $42,736. During the year ended December 31, 2021, TerrAscend made payments of $50,000 related to the purchase of the additional 12.5% of the issued and outstanding equity of TerrAscend NJ from BWH NJ, LLC and Blue Marble Ventures, LLC. Additionally, TerrAscend had investments in property and equipment of $37,858 primarily related to the buildout of the New Jersey operations and expansions in Pennsylvania cultivation and $1,977 related to deposits paid for the expansion of the cultivation premises in Pennsylvania.

In comparison, the net cash used in investing activities for the year ended December 31, 2020 was primarily due to investments in property and equipment of $43,784 primarily relating to the buildout of the New Jersey operations and expansions in Pennsylvania and California cultivation.

Cash flows from financing activities

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net cash provided by financing activities	$3,719	$182,201	$133,251

Net cash provided by financing activities for the year ended December 31, 2022 was primarily due to loan proceeds in the amount of $43,419 and proceeds from exercises of Common Share warrants and stock options of $24,342. The cash provided by financing activities was offset by principal payments on loans and loan modification fees of $42,221 and $4,977, respectively, payments made to non-controlling interests of $7,550, and payments of contingent consideration related to the acquisition of State Flower of $6,630.

Net cash provided by financing activities for the twelve months ended December 31, 2021, was mainly a result of the private placement on January 28, 2021, in which TerrAscend issued 18,115,656 Common Shares at a price of $9.64 (C$12.35) per

Common Share for total proceeds of $173,477, net of share issuance costs of $1,643. Additionally, during the twelve months ended December 31, 2021, 8,755,339 Common Share warrants were exercised for total proceeds of $21,735 and 1,376,496 stock options were exercised at $0.67-$6.93 (C$0.85-$8.52) per unit for total gross proceeds of $5,462. In addition, 1,968 Preferred Share warrants were exercised at $3,000 per unit for total gross proceeds of $3,588. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of Ilera of $18,274 and by payments of loan principal of $4,500 related to the KCR loan.

Net cash provided by financing activities during the year ended December 31, 2020, was primarily due to loan proceeds in the amount of $196,348 and proceeds from private placements net of share issuance costs of $71,023. Additionally, 829,050 Common Share warrants were exercised for total gross proceeds of $2,075 and 1,816,496 stock options were exercised at $0.43-$6.52 per unit for total gross proceeds of $4,462. In addition, 625 Preferred Share warrants were exercised at $3,000 per unit for total gross proceeds of $750. The cash provided by financing activities was partially offset by payments of contingent consideration of $90,657 to the sellers of Ilera, as well as payments of principal on TerrAscend’s outstanding loans of $48,893 to pay off the remaining balance of the JW Asset Management credit facility, a financing loan in Canada, and the loans from management of Ilera.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, TerrAscend reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. TerrAscend believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and TerrAscend calculates (i) Adjusted gross profit as gross profit adjusted for certain material non-cash items, and (ii) Adjusted EBITDA as EBITDA adjusted for certain material non-cash items and certain other adjustments which management believes are not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

TerrAscend believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of TerrAscend as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of TerrAscend’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

		For the years ended

	Notes	December 31, 2022	December 31, 2021	December 31, 2020
Net (loss) income		$(325,351)	$6,135	$(142,256)
Add (deduct) the impact of:
Loss (income) from discontinued operations		25,949	9,518	14,635
Provision for income taxes		(10,783)	28,877	10,769
Finance expenses		39,059	24,121	8,006
Amortization and depreciation		22,624	12,789	8,337
EBITDA from continuing operations	(a)	(248,502)	81,440	(100,509)
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	2,770	3,465	(230)
Non-cash write downs of inventory	(c)	5,894	449	—
Vape recall	(d)	2,965	—	—
Share-based compensation	(e)	12,162	14,941	10,475
Impairment of goodwill and intangible assets	(f)	311,084	8,640	343
Impairment of property and equipment and loss on disposal of fixed assets	(g)	1,089	312	6
Loss on lease termination and derecognition of ROU asset	(h)	1,162	3,278	—
(Gain) loss from revaluation of contingent consideration	(i)	(1,061)	3,584	18,709
Restructuring costs and executive severance	(j)	472	816	556
Legal settlements	(k)	623	1,590	—
Fees for services related to NJ licenses	(l)	—	—	7,500
Other one-time items	(m)	5,207	6,070	584
Bad debt expense write offs in Michigan	(n)	9,941	—	—
Loan modification fees	(o)	2,507	—	—
Employee Retention Credits	(p)	(9,440)	—	—
Gain on extinguishment of debt	(q)	(4,153)	—	—
Gain on fair value of warrants and purchase option derivative asset	(r)	(58,523)	(57,904)	110,518
Indemnification asset release	(s)	3,973	4,504	—
Unrealized and realized gain on investments	(t)	(43)	(6,192)	(533)
Unrealized and realized foreign exchange loss	(u)	712	4,654	159
Adjusted EBITDA from continuing operations		$38,839	$69,647	$47,578

TerrAscend calculates adjusted gross profit by adjusting gross profit for the one-time relief of fair value of inventory upon acquisition, non-cash write downs of inventory, vape recall, and other one time adjustments to gross profit as TerrAscend does not believe that these impacts are reflective of ongoing operations. The table below reconciles gross profit to adjusted gross profit for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

		For the years ended
	Notes	December 31, 2022	December 31, 2021	December 31, 2020
Gross profit		$101,504	$112,502	$85,691
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	2,770	3,465	(230)
Non-cash write downs of inventory	(c)	5,894	449	-
Vape recall	(d)	2,965	—	—
Other one time adjustments to gross profit	(v)	798	—	—
Adjusted gross profit from continuing operations		$113,931	$116,416	$85,461

a)
EBITDA is a non-GAAP measure and is calculated as earnings before interest, tax, depreciation and amortization.
b)
In connection with TerrAscend's acquisitions, inventory was acquired at fair value, which included a markup or markdown for profit. Recording inventory at fair value in purchase accounting has the effect of increasing or decreasing inventory and thereby increasing or decreasing cost of sales as compared to the amounts TerrAscend would have recognized if the inventory was sold through at cost. The write-up or down of acquired inventory represents the incremental cost of sales that were recorded during purchase accounting.
c)
Represents inventory write downs outside of the normal course of operations. These inventory write-downs were related to the write down of aged inventory to lower of cost or market which was related to TerrAscend's operational reconfiguration of its cultivation facility in Pennsylvania.
d)
On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the TerrAscend's SKUs. As a result of the recall TerrAscend recorded sales returns of $1,040 and write-downs of inventory of $1,925 for the twelve months ended December 31, 2022.
e)
Represents non-cash share-based compensation expense.
f)
Represents impairment charges taken on TerrAscend's intangible assets and goodwill.
g)
Represents impairment charges taken on TerrAscend's property and equipment, as well as write-downs of property and equipment.
h)
Represents loss taken as a result of TerrAscend's early termination payment on its Frederick, Maryland lease as well as loss taken on the derecognition of right of use assets.
i)
Represents the revaluation of TerrAscend’s contingent consideration liabilities.
j)
Represents costs associated with executive severance and restructuring of business units.
k)
Represents one-time legal settlement charges.
l)
Represents amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ due upon NJ being granted an alternative treatment center license in the state of New Jersey and NJ making its first sale of medical cannabis to a patient in compliance with the New Jersey Compassionate Use Marijuana Act.
m)
Includes one-time fees incurred in connection with TerrAscend’s acquisitions, such as expenses related to professional fees, consulting, legal and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for Sarbanes Oxley Act of 2022 implementation, as well as work completed in preparation of becoming a U.S. filer. These fees are not indicative of TerrAscend’s ongoing costs.
n)
Represents one-time write off of accounts receivable related to one customer that were deemed uncollectible.
o)
Represents loan modification fees related to the modification of the Gage senior secured term loan and the Ilera Term Loan. These fees do not meet the criteria for capitalization under ASC 470 Debt.
p)
Represents income recorded from ERC as a result of the CARES Act.
q)
Represents the gain on extinguishment of debt recorded as a result of the extinguishment of the loans held with Canopy USA.
r)
Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the U.S. denominated preferred share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
s)
Represents the reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
t)
Represents unrealized and realized gain on fair value changes on strategic investments.
u)
Represents the remeasurement of USD denominated cash and other assets recorded in C$ functional currency.
v)
Represents other one time adjustments to gross profit including facility transfer costs taken in Maryland, as well as accelerated depreciation taken due to the move of the cultivation facility from Frederick to Hagerstown, as well as other one time items that are not indicative of ongoing costs.

The decrease in Adjusted EBITDA from continuing operations for the year ended December 31, 2022 as compared to December 31, 2021 was primarily due to lower volume and resulting gross margin compression mainly related to challenging market dynamics in Pennsylvania.

The increase in Adjusted EBITDA from continuing operations for year ended December 31, 2021 as compared to December 31, 2020 was primarily due to operational scale up, as well as TerrAscend’s acquisitions of KCR and HMS. TerrAscend continued to expand in the United States organically through an increase in production and wholesale capacity in Pennsylvania, store expansions in Pennsylvania, New Jersey, and California, and operations in New Jersey and Maryland.

Changes in or Adoption of Accounting Principles

New standards, amendments and interpretations adopted:

TerrAscend adopted certain accounting and reporting standards during the year ended December 31, 2022. Information regarding TerrAscend’s adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of TerrAscend’s consolidated financial statements requires management to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

While TerrAscend’s significant accounting policies are described in more detail in Note 2 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on the Form 10-K, the accounting estimates and assumptions discussed in this section are those that TerrAscend considers to be the most critical in the preparation of the consolidated financial statements. An accounting estimate or assumption is considered critical if both (a) the nature of the estimate or assumption is material due to the levels of subjectivity and judgement involved, and (b) the impact within a reasonable range of outcomes of the estimate and assumption is material to the financial condition.

A quantitative sensitivity analysis is provided where information is available to reasonably estimate the impact and provides material information to investors.

Inventory

The net realizable value of inventory represents the estimated selling price in the ordinary course of business less the reasonably predictable costs of completion, disposal and transportation. TerrAscend estimates the net realizable value of inventories, taking into account the most reliable evidence available at each reporting date. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price TerrAscend expects to realize by selling the inventory, and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The future realization of these inventories may be affected by market-driven changes that may reduce future selling prices. A change to these assumptions could impact TerrAscend’s inventory valuation and gross profit.

Revenue recognition

Revenues consist of wholesale and retail sales, which are recognized when control of the goods has transferred to the purchaser and the collectability is reasonably assured.

From time to time, TerrAscend partakes in sales agreements with suppliers in which it also purchases inventory. As part of the five-step revenue model, TerrAscend assesses whether instances of bulk sales made to suppliers of goods have commercial substance and should be recognized as revenue under ASC 606 Revenue Recognition, or whether the transaction should be assessed under ASC 845 Nonmonetary Transactions. The determination of whether the sale has commercial substance requires management’s judgment.

Share-based compensation

In calculating share-based compensation, key estimates are used such as, the rate of forfeiture of options granted, the expected life of the option, the volatility of TerrAscend’s stock price, the vesting period of the option and the risk-free interest rate. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. While assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to the underlying assumptions and estimates, share based compensation expense could vary significantly from period to period. TerrAscend recognized share-based compensation expense of $12,162, $14,942, and $10,475 for the years ended December 31, 2022, 2021, and 2020, respectively.

Warrant Liability

TerrAscend uses the Black-Scholes model to calculate the fair value of the warrants issued, which includes various unobservable inputs such as the volatility of TerrAscend’s stock price and the risk-free interest rate. TerrAscend uses judgment to select methods used and in performing the fair value calculations at the initial measurement at issuance, as well as for subsequent measurement on a recurring basis. The assumptions could have a material impact on the valuation of the warrant liability. The warrant liability was remeasured to fair value at $711 and $54,986 at December 31, 2022 and 2021, respectively. An increase of 50 basis points to the discount rate and volatility would not have a material impact.

Income taxes

The extent to which deferred tax assets can be recognized is based on an assessment of the probability of TerrAscend generating future taxable income against which the deferred tax assets can be utilized. In addition, significant judgment is required in classifying transactions and assessing probable outcomes of tax positions taken, and in assessing the impact of any legal or economic limits or uncertainties in various tax jurisdictions.

Provisions for taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. TerrAscend reviews the adequacy of these provisions at the end of the reporting period. It is possible, however, that at some future date, an additional liability could result from audits by taxing authorities. If the final outcome of these tax-related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.

Impairment of long-lived assets

TerrAscend evaluates the recoverability of long-lived assets, including property and equipment, right of use ("ROU") assets, and definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable.

When TerrAscend determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. Management judgement is required in the determination of indicators of impairment, as well as the estimation of future undiscounted cash flows, and as necessary, the fair value of those assets or asset groups in which indicators of impairment have been identified.

During the year ended December 31, 2022, TerrAscend determined that changes in market expectations of cash flows in its Michigan business, as well as increased competition and supply in the state, were indicators that an impairment test was appropriate for the Michigan reporting unit. TerrAscend determines the fair value of the asset group and allocates the impairment to the assets, being the (i) cultivation and processing licenses, and (ii) retail licenses, acquired through the Gage Acquisition. TerrAscend compared the carrying value of the assets to its fair value and determined that the carrying value exceeded the fair value for both the retail and the cultivation and processing licenses. As such, TerrAscend recorded impairment charges of $79,462 and $42,065 for the cultivation and processing licenses and retail licenses, respectively, reducing both the carrying values to $nil.

TerrAscend recorded impairment of $423 of intellectual property in Canada during the year ended December 31, 2020 related to packaging designs that were written down to its recoverable value. Additionally, during the year ended December 31, 2020, TerrAscend recorded impairment of $342 related to its customer relationships at Arise as a result of its termination of an agreement with one of its wholesale distributors.

TerrAscend recorded impairment of property and equipment of $1,089, $312, and $6 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

TerrAscend uses an income-based approach as necessary to assess the fair values of intangible assets and its reporting units for goodwill testing purposes. Under the income approach, fair value is based on the present value of estimated cash flows. An impaired asset is written down to its estimated fair value based on the most recent information available.

Fair value is determined as the amount that would be obtained from the sale of the asset in an arm’s length transaction between knowledgeable and willing parties. Determining the value in use requires TerrAscend to estimate expected future cash flows associated with the assets and a suitable discount rate in order to calculate present value. A number of factors, including historical results, business plans, forecasts, and market data are used to determine the fair value of the reporting unit and intangible assets.

TerrAscend’s impairment loss calculation contains uncertainties because it requires management to make assumptions and apply judgement to qualitative factors as well as estimate future cash flows and asset fair values, including forecasting projected financial information and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with TerrAscend’s estimates and assumptions, TerrAscend may be exposed to non-cash impairment losses that could be material.

2022

During the year ended December 31, 2022, TerrAscend determined that the existence of impairment on certain long-lived assets, together with changes in market expectations of cash flows in Michigan, as well as increased competition and supply in the state since TerrAscend acquired the indefinite lived assets, indicate that the fair value of the Gage brand intangible assets are more likely than not lower than the carrying value. As such, TerrAscend performed an impairment analysis and determined the fair value of its brand intangible assets using the relief of royalty method. As a result of the quantitative analysis performed, TerrAscend recognized impairment of $19,200, reducing the carrying value of the brand intangibles to $57,985.

Based on the indicators of impairment noted previously, TerrAscend determined that there were indicators that the fair value of its reporting units are more likely than not lower than its carrying value. As such, a quantitative impairment test was performed over its Michigan reporting unit, which includes goodwill acquired through the Gage Acquisition and the Pinnacle Acquisition, its Pennsylvania reporting unit, and its California wholesale reporting unit. As a result of the impairment analysis performed over its Michigan reporting unit, TerrAscend recorded impairment of goodwill of $170,357 during the year ended December 31, 2022, reducing the carrying value of the goodwill acquired through the Gage Acquisition and Pinnacle Acquisition to $nil.

TerrAscend determined that the challenging market dynamics in Pennsylvania, including increased competition, were indicators of impairment for the Pennsylvania reporting unit and therefore TerrAscend performed a quantitative impairment analysis. As a result of the impairment analysis performed over the Pennsylvania reporting unit, TerrAscend determined that the fair value of the Pennsylvania reporting unit exceeded its carrying value, resulting in no impairment. The carrying value of the goodwill attributable to the Pennsylvania reporting unit was $76,761 at December 31, 2022.

TerrAscend determined that increased competition and a reduction in forecasted sales, were indicators of impairment for the California wholesale reporting unit and therefore TerrAscend performed a quantitative impairment analysis. As a result of the impairment analysis performed over TerrAscend's California wholesale reporting unit, it was determined that the fair value of the California reporting unit exceeded its carrying value, resulting in no impairment. The carrying value of the goodwill attributable to the California wholesale reporting unit was $4,689 at December 31, 2022.

2021

During the year ended December 31, 2021, TerrAscend made a decision to undertake a strategic review process to explore, review, and evaluate potential alternatives for its Arise business. TerrAscend also determined that the estimated future cash flows for the business did not support the carrying value of the intangible assets and goodwill, and therefore, the intangible assets and goodwill were written down to $nil. TerrAscend recorded impairment of intangible assets of $3,633 and impairment of goodwill of $5,007.

During the fourth quarter of 2021, TerrAscend performed qualitative analyses over its goodwill and indefinite lived intangible assets for each of its reporting units. TerrAscend determined that it was more likely than not that the fair value of its California and Maryland reporting units exceeded their carrying values, and therefore, no quantitative impairment analysis was performed. TerrAscend performed a quantitative analysis over its Pennsylvania reporting unit and determined that the fair value exceeded its carrying value, resulting in no impairment. An increase of the discount rate of 100 basis points would not cause an impairment. There is no goodwill or indefinite lived intangible assets at TerrAscend’s Canada reporting unit.

2020

During the year ended December 31, 2020, TerrAscend performed qualitative analyses over its goodwill and indefinite lived intangible assets for each of its reporting units and determined that it was more likely than not that the fair value of its California and Pennsylvania reporting units exceeded their carrying values, and therefore, no quantitative analyses was performed. TerrAscend performed a quantitative analysis over its Florida reporting unit and determined that the fair value exceeded its carrying value, resulting in no impairment. An increase in the discount rate of 100 basis points would not cause an impairment.

Business combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the asset acquire constitutes a business, which can be a complex judgement. TerrAscend has determined that its acquisitions in Note 4 are business combinations under ASC 805 Business Combinations.

In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are recorded at the date of acquisition at their respective fair values. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, TerrAscend may utilize an independent external valuation expert to develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.

The estimates are based upon assumptions that TerrAscend believes are reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

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

ERC

The CARES Act provides for an employee retention credit ("ERC") which is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic, or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates. TerrAscend has elected to account for the credit as a government grant. There is limited grant accounting guidance within U.S. GAAP that is applicable to for-profit entities, therefore, TerrAscend has elected to follow the grant accounting model in International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, TerrAscend recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits and has therefore recognized a receivable for the total credit amount on the consolidated balance sheets as of December 31, 2022. The determination of the collectability of the ERC requires significant judgement, including assessment of TerrAscend's eligibility based on the facts and circumstances. While TerrAscend believes that collection of the ERC is probable, there is some uncertainty around collection due to the nature of TerrAscend's industry.

During the year ended December 31, 2022, TerrAscend has an ERC for qualified wages of $14,903 which was included in accounts receivable, net in the consolidated balance sheets at December 31, 2022. TerrAscend recognized other income of $9,440 as a result of this transaction which was recorded as other income and included in finance and other expenses on the consolidated statements of operations. Additionally, TerrAscend recorded accounts receivable in its opening balance sheet related to the acquisition of Gage of $5,463 related to ERC.

Incremental borrowing rates

Lease payments are discounted using the rate implicit in the lease if that rate is readily available. If that rate cannot be easily determined, the lessee is required to use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that TerrAscend estimates it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. TerrAscend calculates its incremental borrowing rate as the interest rate TerrAscend would pay to borrow funds necessary to obtain an asset of similar value over similar terms taking into consideration the economic factors and the credit risk rating at the commencement date of the lease.

In addition, TerrAscend utilizes a discount rate to determine the appropriate fair value of convertible debentures and loans issued with warrants attached. The discount rate applied reflects the interest rate that TerrAscend would have to pay to borrow a similar amount at a similar term and with a similar security.

Control, joint control or level of influence

When determining the appropriate basis of accounting for TerrAscend’s interests in affiliates, TerrAscend makes judgments about the degree of influence that it exerts directly or through an arrangement over the investees’ relevant activities.

Emerging Growth Company Status

TerrAscend is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. TerrAscend has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that TerrAscend (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, TerrAscend’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

TerrAscend will remain an emerging growth company until the earlier to occur of: (i) (a) December 31, 2027, (b) the last day of the fiscal year in which TerrAscend has total annual gross revenue of $1.235 billion or more, or (c) the last day of the fiscal year in which TerrAscend is deemed to be a large accelerated filer, which means the market value of TerrAscend’s voting and non-voting common equity that is held by non-affiliates exceeds $700.0 million as of the prior June 30th; and (ii) the date on which TerrAscend has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact TerrAscend’s financial position due to adverse changes in financial market prices and rates. TerrAscend’s market risk exposure is primarily a result of exposure due to potential changes in inflation and interest rates. TerrAscend does not hold financial instruments for trading purposes.

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

Risk Management

TerrAscend’s risk exposure and the impact on TerrAscend’s financial instruments are summarized below:

(a) Credit risk

Credit risk is the risk of financial loss to TerrAscend if a customer or counterparty to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject TerrAscend to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, net and notes receivable. TerrAscend assesses the credit risk of trade receivables by evaluating the aging of trade receivables based on the invoice date. The carrying amounts of trade receivables is reduced through the use of an allowance account and the amount of the loss is recognized in the consolidated statements of operations and comprehensive loss. When a trade receivable balance is considered uncollectible, it is written off against the allowance for expected credit losses.

Subsequent recoveries of amounts previously written off are credited against operating expenses in the consolidated statements of operations. TerrAscend regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. TerrAscend has no customers whose balance is greater than 10% of total trade receivables as of December 31, 2022.

(b) Liquidity risk

TerrAscend is exposed to liquidity risk, or the risk that TerrAscend will not be able to meet its financial obligations as they become due. TerrAscend manages liquidity risk through ongoing review of its capital requirements. TerrAscend’s objective with respect to its capital management is to ensure it has sufficient cash resources to maintain its ongoing operations.

(c) Market Risk

The significant market risk exposures to which TerrAscend is exposed are foreign currency risk and interest rate risk.

i) Foreign currency risk:

Foreign currency risk is the risk that a variation in exchange rates between the Canadian dollar and U.S. dollar and other foreign currencies will affect TerrAscend’s operations and financial results.

TerrAscend and its subsidiaries hold cash and cash equivalents and other assets and liabilities in currencies other than their functional currency. TerrAscend does not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of TerrAscend's operations. A 10% change in the value of the U.S. dollar compared to the Canadian dollar would result in a change of $2,389 to the unrealized foreign exchange loss (gain).

ii) Interest rate risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. In respect of financial assets, TerrAscend’s policy is to invest excess cash at floating rates of interest in cash equivalents, in order to maintain liquidity, while achieving a satisfactory return. Fluctuations in interest rates impact the value of cash equivalents. TerrAscend’s investments in guaranteed investment certificates bear a fixed rate and are cashable at any time prior to maturity date.

TerrAscend does not have significant cash equivalents at year. The Amended Gage Term Loan and the Pelorus Term Loan have variable interest rates that are tied to the U.S. "prime rate" and SOFR. At December 31, 2022, a 10% change to each of the interest rates would result in a change to interest expense of $1,295. The remainder of TerrAscend’s loans payable have fixed interest rates from 6% to 12.875% per annum. All other financial liabilities are non-interest-bearing instruments.

Item 8. Financial Statements and Supplementary Data

All information required by this item may be found on pages F-1 through F-59 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, TerrAscend’s principal executive officer and principal financial officer and effected by TerrAscend’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. TerrAscend’s management, with the participation of its President and Chief Financial Officer, has evaluated the effectiveness of TerrAscend's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, management, including the President and Chief Financial Officer, determined that TerrAscend’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management has excluded Michigan from its assessment of internal control over financial reporting as of December 31, 2022 because Gage and Pinnacle were acquired by the Company on March 10, 2022 and August 23, 2022, respectively. Michigan's total assets and total revenues represent 15% and 25%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating TerrAscend’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Controls Over Financial Reporting

TerrAscend’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. TerrAscend’s management, under the supervision and with the participation of its President and Chief Financial Officer, conducted an assessment of the effectiveness of TerrAscend’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the results of its assessment, TerrAscend’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of TerrAscend’s independent registered public accounting firm regarding the effectiveness of its internal control over financial reporting due to its exemption as an emerging growth company. Management’s report was not subject to audit by TerrAscend’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit TerrAscend to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes to TerrAscend’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the year ended December 31, 2022, that materially affected, or were reasonably likely to materially affect, TerrAscend's internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III will be included in TerrAscend’s Proxy Statement relating to TerrAscend’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Information regarding TerrAscend’s Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in the Proxy Statement relating to TerrAscend’s 2023 Annual Meeting of Shareholders and is hereby incorporated by reference. If TerrAscend makes any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, it will promptly disclose the nature of the amendment or waiver on its website. The full text of the Code of Conduct is available at the Investor Relations section of TerrAscend’s website at https://ir.terrascend.com/. The reference to TerrAscend’s website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in TerrAscend’s Proxy Statement relating to TerrAscend’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in TerrAscend’s Proxy Statement relating to TerrAscend’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in TerrAscend’s Proxy Statement relating to TerrAscend’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in TerrAscend’s Proxy Statement relating to TerrAscend’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:
1.
Financial Statements

The accompanying Index to Consolidated Financial Statements on page F-1 of this Form 10-K is provided in response to this item and is incorporated into this item by reference.

2.
List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b)
The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Arrangement Agreement, dated October 8, 2018, by and among TerrAscend Corp., Canopy Growth Corporation, Canopy Rivers Corporation, JW Opportunities Master Fund, Ltd., JW Partners, LP and Pharmaceutical Opportunities Fund, LP.	10-12G	000-56363	2.1	11/2/2021

2.2*	Securities Purchase Agreement, dated February 10, 2019, by and among BTHHM Berkeley, LLC, PNB Noriega, LLC, V Products, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.2	11/2/2021

2.3*	Securities Purchase Agreement, dated February 10, 2019, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen, and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.3	11/2/2021

2.4*	Securities Purchase and Exchange Agreement, dated August 1, 2019, by and among Ilera Holdings LLC, Mera I LLC, Mera II LLC, TerrAscend Corp., WDB Holding PA, Inc. and Osagie Imasogie.	10-12G	000-56363	2.4	11/2/2021

2.5*	Membership Interest Purchase Agreement, dated August 31, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G	000-56363	2.7	11/2/2021

2.6	First Amendment to Membership Interest Purchase Agreement, dated November 9, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G/A	000-56363	2.8	12/22/2021

2.7†	Second Amendment to Membership Interest Purchase Agreement, dated March 8, 2022, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC, Seller and Gage Growth Corp.	8-K	000-56363	10.1	3/14/2022
			EX-4.1
2.8*	Arrangement Agreement, dated August 31, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.6	11/2/2021

2.9	Amending Agreement, dated October 4, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.8	11/2/2021

2.10	Second Amending Agreement, dated March 8, 2022, by and between TerrAscend Corp. and Gage Growth Corp.	8-K	000-56363	10.2	3/14/2022

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.4	11/2/2021

4.1	Description of Securities.					X

4.2	Form of Warrant Certificate dated June, 2018					X

4.3	Form of Warrant Certificate dated November, 2019					X

4.4	Form of Warrant Certificate dated May, 2020					X

4.5	Form of Affiliate Gage Growth Corp. Replacement Warrants dated March, 2022					X

4.6	Form of Non-Affiliate Gage Growth Corp. Replacement Warrants dated March, 2022					X

4.7	Form of Warrant Certificate dated December, 2022					X

10.1	Form of Voting Support Agreement.	10-12G	000-56363	10.1	11/2/2021

10.2	Credit Agreement, dated December 18, 2020, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-12G	000-56363	10.3	11/2/2021

10.3	First Amendment to Credit Agreement, dated April 28, 2022, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-Q	000-56363	10.7	8/11/2022

10.4	Second Amendment to Credit Agreement, dated November 11, 2022, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.					X

10.5	Third Amendment to Credit Agreement, dated December 15, 2022, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent					X

10.6	Fourth Amendment to Credit Agreement, dated March 15, 2023, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent					X

10.7	Credit Agreement, dated November 2, 2021, by and among Gage Growth Corp. and its subsidiaries, as Borrowers, and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent.	10-K	000-56363	10.21	3/17/2022

10.8*	Joinder, First Amendment to Credit Agreement and Security Agreements and Consent, dated as of August 10, 2022, among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., other borrower and lender parties thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and Chicago Atlantic, as collateral agent for the secured parties thereto.	10-Q	000-56363	10.8	11/14/2022

10.9

Joinder and Second Amendment to Credit Agreement and Security Agreements and Consent, dated November 29, 2022, by and among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., the borrowers and lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and as collateral agent for the secured parties thereto.

						X

10.10

Loan Agreement, dated October 11, 2022, by and among subsidiaries of TerrAscend Corp., TerrAscend NJ LLC, HMS Processing LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, and Pelorus Fund REIT, LLC, as Lender.

						X

10.11	Promissory Note, dated October 11, 2022, by and among TerrAscend Corp., TerrAscend NJ LLC, BWH NJ LLC and Blue Marble Ventures LLC.					X

10.12	Debt Settlement Agreement, dated December 9, 2022, by and among TerrAscend Corp., Arise Bioscience, Inc., Canopy USA, LLC, Canopy USA I Limited Partnership and Canopy USA III Limited Partnership.					X

10.13#	Employment Agreement, dated April 22, 2020, by and between TerrAscend Corp. and Keith Stauffer.	10-12G	000-56363	10.10	11/2/2021

10.14#	Employment Agreement, dated January 5, 2022, by and between TerrAscend USA, Inc. and Ziad Ghanem.	10-12G/A	000-56363	10.15	1/19/2022

10.15#	Employment Agreement, dated May 23, 2022, by and between TerrAscend Corp. and Lynn Gefen	10-12G	000-56363	10.6	8/11/2022

10.16#	Form of Indemnity Agreement.	10-12G	000-56363	10.15	11/2/2021

10.17#	TerrAscend Corp. Stock Option Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.18#	Form of Option Agreement.	10-12G/A	000-56363	10.15	1/19/2022

10.19#	TerrAscend Corp. Share Unit Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.20#	Form of Share Unit Agreement.	10-12G/A	000-56363	10.15	1/19/2022

21.1	List of Subsidiaries of TerrAscend Corp.	X

23.1	Consent of MNP LLP	X

24.1	Power of Attorney (contained in the signature page to this Annual report on Form 10-K).	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a).	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).	X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan

* Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) is the type of information of the Company treats as private or confidential.

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

**Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerrAscend Corp.

Date: March 16, 2023	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Operating Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ziad Ghanem, Keith Stauffer and Lynn Gefen, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ziad Ghanem Ziad Ghanem	President and Chief Operating Officer (Principal Executive Officer)	March 16, 2023

/s/ Keith Stauffer Keith Stauffer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023

/s/ Jason Wild	Director	March 16, 2023
Jason Wild

/s/ Ira Duarte	Director	March 16, 2023
Ira Duarte

/s/ Craig Collard	Director	March 16, 2023
Craig Collard

/s/ Ed Schutter	Director	March 16, 2023
Ed Schutter

/s/ Lisa Swartzman	Director	March 16, 2023
Lisa Swartzman

/s/ Kara DioGuardi	Director	March 16, 2023
Kara DioGuardi

TerrAscend Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TerrAscend Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TerrAscend Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, reoccurring net cash used in operating activities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ MNP LLP Chartered Professional Accountants, Licensed Public Accountants
Toronto, Canada
March 16, 2023 We have served as the Company’s auditor since 2017.

TerrAscend Corp.

Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	At	At
	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$26,158	$79,642
Restricted cash	605	—
Accounts receivable, net	22,443	12,495
Investments	3,595	—
Inventory	46,335	36,093
Assets held for sale	17,349	29,052
Prepaid Expenses and other current assets	4,937	5,029
Current assets from discontinued operations	571	10,178
	121,993	172,489
Non-Current Assets
Property and equipment, net	215,812	112,053
Deposits	837	1,977
Operating lease right of use assets	29,451	29,561
Intangible assets, net	239,704	168,425
Goodwill	90,328	90,326
Indemnification asset	—	3,969
Other non-current assets	3,462	3,135
	579,594	409,446
Total Assets	$701,587	$581,935

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$44,286	27,923
Deferred revenue	2,935	1,071
Loans payable, current	48,335	8,325
Contingent consideration payable, current	5,184	9,982
Operating lease liability, current	1,857	1,171
Lease obligations under finance leases, current	521	22
Corporate income tax payable	23,077	9,621
Other current liabilities	2,599	—
Current liabilities from discontinued operations	9,111	8,072
	137,905	66,187
Non-Current Liabilities
Loans payable, non-current	145,852	171,163
Contingent consideration payable, non-current	-	2,553
Operating lease liability, non-current	31,545	30,573
Lease obligations under finance leases, non-current	6,713	181
Warrant liability	711	54,986
Deferred income tax liability	30,700	14,269
Financing obligations	11,198	—
Other long term liabilities	15,792	13,069
	242,511	286,794
Total Liabilities	380,416	352,981
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,608 and 13,708 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 610 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and 36 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 76,996,538 and 38,890,571 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, no par value, unlimited shares authorized; 259,624,531 and 190,930,800 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	934,972	535,418
Accumulated other comprehensive income (loss)	2,085	2,823
Accumulated deficit	(618,260)	(314,654)
Non-controlling interest	2,374	5,367
Total Shareholders' Equity	321,171	228,954
Total Liabilities and Shareholders' Equity	$701,587	$581,935

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue	$249,258	$201,076	$139,118
Excise and cultivation tax	(1,429)	(6,866)	(6,966)
Revenue, net	247,829	194,210	132,152

Cost of Sales	146,325	81,708	46,461

Gross profit	101,504	112,502	85,691

Operating expenses:
General and administrative	115,588	75,107	60,763
Amortization and depreciation	9,658	5,533	3,886
Impairment of intangible assets	140,727	3,633	343
Impairment of goodwill	170,357	5,007	—
Impairment of property and equipment	1,089	312	6
Research and development	—	—	136
Total operating expenses	437,419	89,592	65,134

(Loss) income from operations	(335,915)	22,910	20,557
Other (income) expense
(Gain) loss from revaluation of contingent consideration	(1,061)	3,584	18,709
Gain on extinguishment of debt	(4,153)	—	—
(Gain) loss on fair value of warrants and purchase option derivative asset	(58,523)	(57,904)	110,518
Finance and other expenses	35,893	27,849	7,427
Transaction and restructuring costs	1,445	3,111	1,129
Loss on lease termination	—	3,278	—
Unrealized and realized foreign exchange loss	712	4,654	159
Unrealized and realized gain on investments	(43)	(6,192)	(533)
(Loss) income from continuing operations before provision from income taxes	(310,185)	44,530	(116,852)
Provision for income taxes	(10,783)	28,877	10,769
Net (loss) income from continuing operations	$(299,402)	$15,653	$(127,621)

Discontinued operations:
Loss from discontinued operations, net of tax	(25,949)	$(9,518)	$(14,635)
Net (loss) income	$(325,351)	$6,135	$(142,256)

Foreign currency translation	738	(6,485)	2,875
Comprehensive (loss) income	$(326,089)	$12,620	$(145,131)

Net (loss) income from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(303,959)	$12,629	$(139,204)
Non-controlling interests	$4,557	$3,024	$(3,052)

Comprehensive (loss) income from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(330,646)	$9,596	$(142,079)
Non-controlling interests	$4,557	$3,024	$(3,052)

Net (loss) income per share
Net (loss) income per share - basic:
Continuing operations	$(1.24)	$0.07	$(0.93)
Discontinued operations	(0.11)	(0.05)	(0.10)
Net (loss) income per share - basic	$(1.35)	$0.02	$(1.03)
Weighted average number of outstanding common and proportionate voting shares	244,351,028	181,056,654	149,740,210

Net (loss) income per share - diluted:
Continuing operations	$(1.24)	$0.06	$(0.93)
Discontinued operations	(0.11)	(0.05)	(0.10)
Net (loss) income per share - diluted	$(1.35)	$0.01	$(1.03)
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	244,351,028	208,708,664	149,740,210

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D		Common Shares Equivalent		Additional paid in capital		Accumulated other comprehensive income (loss)		Accumulated deficit		Non-controlling interest		Total
Balance at December 31,2019	66,563,322	38,890,571	75,417	—	—	—	—	—	180,870,422	—	$231,637	—	$(787)	—	$(182,561)	—	$6,461	—	$54,750
Shares issued - stock options, warrant and RSU exercises	3,203,470	—	—	—	—	—	—		3,203,470		8,448		—		—		—		8,448
Shares issued - compensation for services	1,625,701	—	—	—	—	—	—		1,625,701		3,750		—		—		—		3,750
Private placement net of share issuance costs	5,313,786	—	—	15,239	3,440	—	—		23,992,786		23,977		—		—		—		23,977
Shares issued - conversion	2,820,506	—	890	(981)	(2,730)	—	—		—		—		—		—		—		—
Issuance of warrants	—	—	—	—	—	—	—		—		27,177		—		—		—		27,177
Share-based compensation expense	—	—	—	—	—	—	—		—		10,475		—		—		—		10,475
Options and warrants expired/forfeited	—	—	—	—	—	—	—		—		(3,171)		—		3,171		—		—
Modification of warrants associated with RIV Capital debt	—	—	—	—	—	—	—		—		2,845		—		—		—		2,845
Capital contributions	—	—	—	—	—	—	—		—		—		—		—		393		393
Net loss for the year	—	—	—	—	—	—	—		—		—		—		(139,204)		(3,052)		(142,256)
Foreign currency translation	—	—	—	—	—	—	—		—		—		(2,875)		—		—		(2,875)
Balance at December 31, 2020	79,526,785	38,890,571	76,307	14,258	710	—	—		209,692,379		$305,138		$(3,662)		$(318,594)		$3,802		$(13,316)
Shares issued - stock options, warrant and RSU exercises	10,172,500	—	—	—	—	123	—		10,295,500		50,000		—		—		—		50,000
Shares issued - acquisitions	3,464,870	—	—	—	—	—	—		3,464,870		34,427		—		—		—		34,427
Shares issued - liability settlement	8,000	—	—	—	—	—	—		8,000		80		—		—		—		80
Private placement net of share issuance costs	18,115,656	—	—	—	—	—	—		18,115,656		173,477		—		—		—		173,477
Shares issued - conversion	78,358,768	—	(76,307)	(550)	(100)	(87)	—		1,314,768		—		—		—		—		—
Share-based compensation expense	—	—	—	—	—	—	—		—		14,941		—		—		—		14,941
Options and warrants expired/forfeited	—	—	—	—	—	—	—		—		(829)		—		829		—		—
Conversion of convertible debt	1,284,221	—	—	—	—	—	—		1,284,221		5,656		—		—		—		5,656
Investment in NJ Partnership	—	—	—	—	—	—	—		—		(47,472)		—		—		(1,406)		(48,878)
Capital distributions	—	—	—	—	—	—	—		—		—		—		—		(53)		(53)
Net income for the year	—	—	—	—	—	—	—		—		—		—		3,111		3,024		6,135
Foreign currency translation	—	—	—	—	—	—	—		—		—		6,485		—		—		6,485
Balance at December 31, 2021	190,930,800	38,890,571	—	13,708	610	36	—		244,175,394		$535,418		$2,823		$(314,654)		$5,367		$228,954
Shares issued - stock options, warrant and RSU exercises	10,633,857	—	—	—	—	—	—		10,633,857		25,927		—		—		—		25,927
Shares, options and warrants issued - acquisitions	56,812,852	13,504,500	—	—	—	—	—		70,317,352		331,983		—		—		—		331,983
Shares issued - liability settlement	101,203	—	—	—	—	—	—		101,203		264		—		—		—		264
Shares issued - conversion	1,145,819	—	—	(1,100)	(10)	(36)	—		—		—		—		—		—		—
Shares issued- Canopy USA arrangement	—	24,601,467	—	—	—	—	—		24,601,467		55,520		—		—		—		55,520
Share-based compensation expense	—	—	—	—	—	—	—		—		12,162		—		—		—		12,162
Options and warrants expired/forfeited	—	—	—	—	—	—	—		—		(26,302)		—		26,302		—		—
Capital distributions	—	—	—	—	—	—	—		—		—		—		—		(7,550)		(7,550)
Net loss for the year	—	—	—	—	—	—	—		—		—		—		(329,908)		4,557		(325,351)
Foreign currency translation	—	—	—	—	—	—	—		—		—		(738)		—		—		(738)
Balance at December 31, 2022	259,624,531	76,996,538	—	12,608	600	—	—		349,829,273		$934,972		$2,085		$(618,260)		$2,374		$321,171

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating activities
Net (loss) income from continuing operations	$(299,402)	$15,653	$(127,621)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Non-cash write downs of inventory	9,082	4,941	—
Accretion expense	9,740	4,273	5,232
Depreciation of property and equipment and amortization of intangible assets	22,624	12,789	8,337
Amortization of operating right-of-use assets	1,980	1,074	4,184
Share-based compensation	12,162	14,941	10,475
Deferred income tax expense	(35,299)	(1,245)	(11,970)
(Gain) loss on fair value of warrants and purchase option derivative	(58,523)	(57,904)	110,518
Revaluation of contingent consideration	(1,061)	3,584	18,709
Impairment of goodwill and intangible assets	311,084	8,640	343
Impairment of property and equipment	1,089	312	6
Loss on derecognition of right of use assets and lease termination	1,163	3,278	—
Release of indemnification asset	3,973	4,504	—
Forgiveness of loan principal and interest	—	(1,414)	—
Fees for services related to NJ licenses	—	—	7,500
Gain on extinguishment of debt	(4,153)	—	—
Bad debt expense	9,941	—	—
Employee Retention Credits recorded in other income	(9,440)	—	—
Debt modification fees expensed	2,507	—	—
Unrealized and realized foreign exchange loss	712	4,654	159
Unrealized and realized (gain) loss on investments	(43)	(6,192)	(533)
Changes in operating assets and liabilities
Receivables	2,862	(3,209)	(4,039)
Inventory	676	(18,508)	(8,091)
Prepaid expense and other current assets	856	(1,649)	(5)
Deposits	3,666	—	—
Other assets	711	(726)	(442)
Accounts payable and accrued liabilities and other payables	(12,103)	2,820	7,631
Operating lease liability	(1,314)	(663)	(2,972)
Other liability	(9,941)	3,750	—
Contingent consideration payable	(410)	(11,394)	(56,527)
Corporate income tax payable	14,598	(6,938)	11,358
Deferred revenue	428	467	(196)
Net cash used in operating activities- continuing operations	(21,835)	(24,162)	(27,944)
Net cash used in operating activities- discontinued operations	(4,288)	(7,653)	(9,027)
Net cash used in operating activities	(26,123)	(31,815)	(36,971)

Investing activities
Investment in property and equipment	(39,631)	(39,835)	(43,784)
Investment in intangible assets	(2,261)	(376)	(842)
Principal payments received on lease receivable	515	677	118
Distributions of earnings from associates	—	469	153
Investment in NJ partnership	—	(50,000)	—
Deposits for business acquisition	(1,065)	—	(1,389)
Payments made for land contracts	(1,271)	—	—
Cash portion of consideration paid in acquisitions, net of cash acquired	16,227	(42,736)	739
Net cash used in investing activities- continuing operations	(27,486)	(131,801)	(45,005)
Net cash used in investing activities- discontinued operations	(93)	(620)	(885)
Net cash used in investing activities	(27,579)	(132,421)	(45,890)

Financing activities
Proceeds from options and warrants exercised	24,342	30,785	7,287
Loan principal paid	(42,221)	(4,500)	(48,893)
Loan modification fees paid	(4,977)	—	(2,250)
Proceeds from loans payable, net of transaction costs	43,419	766	196,348
Tax distributions to NJ partners	(1,539)	—	—
Capital contributions (paid) received (to) from non-controlling interests	(7,550)	(53)	393
Payments of contingent consideration	(6,630)	(18,274)	(90,657)
Payments made for financing obligations	(1,125)	—	—
Proceeds from private placement, net of share issuance costs	—	173,477	71,023
Net cash provided by financing activities- continuing operations	3,719	182,201	133,251
Net cash provided by financing activities- discontinued operations	—	—	155
Net cash provided by financing activities	3,719	182,201	133,406

Net (decrease) increase in cash and cash equivalents and restricted cash during the year	(49,983)	17,965	50,545
Net effects of foreign exchange	(2,896)	2,451	(481)
Cash and cash equivalents and restricted cash, beginning of year	79,642	59,226	9,162
Cash and cash equivalents and restricted cash, end of year	$26,763	$79,642	$59,226

Supplemental disclosure with respect to cash flows
Income taxes paid	$9,917	$37,060	$11,204
Interest paid	$26,840	$21,171	$1,955
Lease termination fee paid	$3,300	$-	$-
Non-cash transactions
Shares issued- Canopy USA arrangement	$55,520	$-	$-
Equity and warrant liability issued as consideration for acquisition	$338,739	$34,427	$-
Notes receivable settled for business acquisition	$-	$-	$3,032
Promissory note issued as consideration for acquisitions	$10,000	$8,839	$-
Shares issued for liability settlement	$264	$-	$-
Shares issued for compensation of services	$-	$-	$3,750
Accrued capital purchases	$2,187	$450	$4,544

2

The accompanying notes are an integral part of these consolidated financial statements.

TERRASCEND CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

1.
Nature of operations

TerrAscend Corp. (“TerrAscend” or the “Company”) was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services to the United States (“U.S.”) and Canadian cannabinoid markets where cannabis production or consumption has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including Gage Growth ("Gage"), a cultivator, processor and retailer in Michigan; KISA Enterprises MI, LLC and KISA Holdings LLC (collectively "Pinnacle"); The Apothecarium (“The Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; TerrAscend NJ, LLC ("TerrAscend NJ"), a cultivator, processor and retailer with operations in New Jersey; Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a medical cannabis cultivator and processor based in Maryland; Valhalla Confections, a manufacturer of cannabis-infused edibles; State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco; and Arise Bioscience Inc., a manufacturer and distributor of hemp-derived products. Notwithstanding various states in the U.S. which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

The Company has been listed on the Canadian Securities Exchange ("CSE") since May 3, 2017, having the ticker symbol "TER" and effective October 22, 2018, the Company began trading on OTCQX under the ticker symbol "TRSSF". The Company’s registered office is located at 3610 Mavis Road, Mississauga, Ontario, L5C 1W2.

2. Summary of significant accounting policies

(a) Basis of presentation and measurement and going concern

These consolidated financial statements as of and for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying Consolidated Financial Statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein. As of December 31, 2022, the Company had an accumulated deficit of $618,260 and cash and cash equivalents of $26,158. During the year ended December 31, 2022, the Company incurred a net loss from continuing operations of $299,402, which primarily related to impairment of goodwill and intangible assets in its Michigan business of $311,084 (refer to Note 8) and generated negative cash flow from operations of $26,123. The Company's cash flow and net losses for the twelve months ended December 31, 2022 are indicators that raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the issuance of these financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts of and classification of liabilities that may result should the Company be unable to continue as a going concern. The Company plans to address its liquidity needs by taking steps to improve its operations and cash position, including (i) identifying access to future capital, (ii) continued sales growth from the Company's consolidated operations, and (iii) various actions that were implemented during the twelve months ended December 31, 2022 leading to general and administrative expense reductions and other cost and efficiency improvements.

(b) Functional and presentation currency

The functional currency of the Company and its Canadian subsidiaries is Canadian dollars (“C$”). The functional currency of the Company’s US subsidiaries is the U.S. dollar (“USD”). The Company’s presentation currency is in USD. All amounts are presented in USD unless otherwise specified. References to C$ are to Canadian dollars.

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

The Company classified assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Long-lived assets held for sale are recorded at their estimated fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria is met. The Company discontinues depreciation on these assets.

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

(g) Leases

Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified assets. The majority of the Company’s leases are operating leases used primarily for corporate offices, retail dispensaries, and cultivation and manufacturing facilities. The operating lease periods range from 1 to 28 years. Additionally, the Company has three finance leases at December 31, 2022 and one finance lease at December 31, 2021. The lease periods for finance leases range from 18 months to 10 years.

The Company’s leases include fixed payments, as well as in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of common area maintenance, operating expenses, and real estate taxes applicable to the property. Variable payments are excluded from the measurements of lease liabilities and are expensed as incurred. Any tenant improvement allowances received from the lessor are recorded as a reduction to rent expense over the term of the lease. None of the Company’s lease agreements contained residual value guarantees or material restrictive covenants.

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

(j) Impairment of intangible assets and goodwill

The Company operates as one operating segment. For the purposes of testing goodwill, the Company has identified seven reporting units. The Company analyzed its reporting units by first reviewing the operating statements based on geographic areas in which the Company conducts business (or each market). The Company’s reporting units to which goodwill has been assigned include Michigan, Pennsylvania, California- wholesale, California- retail, Florida, Maryland, and Canada.

Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate the carrying amount has been impaired. In performing the qualitative assessment, the Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable. If, based on the results of the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed which compares the carrying value of the reporting unit to its estimated fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded.

Definite lived intangible assets are tested for impairment when there are indications that an asset may be impaired. When indicators of impairment exist, the Company performs a quantitative impairment test which compares the carrying value of the assets for intangibles and reporting unit for goodwill to their estimated fair values. If the carrying value exceeds the estimated fair value, an impairment is recorded.

(k) Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, ROU assets, and definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable.

When the Company determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its estimated fair value.

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

Local authorities will often impose excise or cultivation taxes on the sale or production of cannabis products. Excise and cultivation taxes are effectively a production tax which become payable when a cannabis product is delivered to the customer and are not directly related to the value of sales. The excise is borne by the Company and is included in revenue. The subtotal “net revenue” on the statements of operations and consolidated loss represents the revenue as defined by ASC 606 Revenue Recognition, minus the excise or cultivation taxes.

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

(n) Investments

The majority of the Company's investments are initially recorded at cost. Management assesses investments for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.

(o) Non-controlling interests

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

(s) Convertible instruments

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 Derivatives and Hedging Activities.

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

The Company accounted for the convertible debentures and embedded derivatives as a single unit of account and classified them entirely as non-current liabilities in the Company’s consolidated balance sheets in accordance with Debt with Conversion and Other Options (Subtopic Accounting Standards Codification ("ASC") 470-20). The Company engaged a third-party to determine the fair value of each of the instruments issued and allocated the proceeds received from the issuance and the transaction costs related to the issuance of the convertible debentures and warrants based on their relative fair values as determined at issuance.

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

(v) Embedded derivative liabilities

The Company evaluates its financial instruments to determine if those instruments or any embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with ASC 815 Derivatives and Hedging. Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

balance sheet date with the change in the fair value recorded as income or expense. In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

(w) (Loss) earnings per share

The Company presents basic and diluted (loss) earnings per share data for its ordinary shares. Basic (loss) earnings per share is calculated using the treasury stock method, by dividing the (loss) income attributable to common and proportionate shareholders of the Company by the weighted average number of common and proportionate voting shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding common shares and consequently are not included in the (loss) earnings per share calculations. The Company has the following categories of potentially dilutive common share equivalents: RSUs, stock options, warrants, convertible preferred shares, exchangeable shares and convertible debentures.

In order to determine diluted (loss) earnings per share, it is assumed that any proceeds from the exercise of dilutive instruments would be used to repurchase common shares at the average market price during the period. The Company also considers all outstanding convertible securities, such as the convertible preferred shares, convertible debentures, and outstanding exchangeable shares as if the instruments were converted to the Company’s common stock.

Diluted (loss) earnings per share is determined by adjusting the (loss) income attributable to common shareholders and the weighted average number of common and proportionate voting shares outstanding, adjusted for the effects of all dilutive potential common and proportionate voting shares. Proportionate voting shares are converted to their common share equivalent of one thousand common shares for every one proportionate voting share for the purposes of calculating basic and diluted (loss) earnings per share. In a period of losses, all of the potentially dilutive common share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. During the years ended December 31, 2022 and 2020, no potentially dilutive common share equivalents were included in the computation of diluted loss per share because their impact would have been anti-dilutive. During the year ended December 31, 2021, 27,652,010 potentially dilutive common share equivalents were included in the computation of diluted earnings per share.

(x) Discontinued operations

The Company deems it appropriate to classify a part of the business as discontinued operations if the related disposal group meets all of the following criteria: (i) the disposal group is a component of the Company; (ii) the component meets the held-for-sale criteria; and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. A disposal group that represents a strategic shift to the Company is reflected as discontinued operations on the Consolidated Statements of Operations and Comprehensive (Loss) Income and prior periods are recast to reflect the earnings or losses as income from discontinued operations.

TerrAscend Canada (“TerrAscend Canada” or “TCI”) is a cannabis retailer in Ontario, Canada with a minority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada"). TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis until the Company commenced an optimization of its operations in Canada, whereby the Company reduced its manufacturing footprint in order to focus on its Cookies Canada retail business, as well as monetize its intellectual property portfolio in Canada. TerrAscend ceased operations at its manufacturing facility during the three months ended December 31, 2022.

Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain assets related to TerrAscend Canada have been classified as held for sale for all periods presented. Additionally, amounts previously presented as part of continuing operations have been reclassified into discontinued operations for all periods presented.

(y) Use of significant estimates and judgments

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

xii)
ERC

The Coronavirus Aid, Relief and Economic Securities Act ("CARES Act") provides for an employee retention credit ("ERC") which is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic, or had significant declines in gross receipts from March 13, 2020 to December 31, 2021. Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates. The Company has elected to account for the credit as a government grant. There is limited grant accounting guidance within U.S. GAAP that is applicable to for-profit entities, therefore, the Company has elected to follow the grant accounting model in International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits and has therefore recognized a receivable for the total credit amount on the consolidated balance sheets as of December 31, 2022 (refer to Note 3). The determination of the collectability of the ERC requires significant judgement, including assessment of the Company's eligibility based on the facts and circumstances. While the Company believes that collection of the ERC is probable, there is some uncertainty around collection due to the nature of the Company's industry.

(z) New standards, amendments and interpretations adopted

(i)
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) –Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (i) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (ii) an expense and, if so, the manner and pattern of recognition. The Company adopted this standard January 1, 2022.
(ii)
In October 2021, the FASB issued ASC No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. The Company adopted this standard January 1, 2022 and notes that it did not have a material impact on the Company's consolidated financial statements.
(iii)
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (i) the nature of the transactions and the related accounting policy used to account for the government transactions, (ii) quantification and disclosure of amounts related to the government transactions included in the balance sheets and statements of operations financial statement line items, and (iii) significant terms and conditions of the government transactions, including commitments and contingencies. The Company adopted this standard on January 1, 2022.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

(iv)
In June 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which is intended to clarify that contractual sales restrictions are not considered in measuring equity securities at fair value. The ASU differentiates between (i) a restriction that is characteristic of a security (for which the effect of the restriction is included in the equity security's fair value because it is a security-specific characteristic) and (2) a contractual sale restriction (for which the effect of the restriction is not included in the equity security's fair value because it is an entity-specific characteristic). The effective date for adoption is for fiscal years beginning after December 15, 2023 for public business entities, with early adoption permitted for both interim and annual financial statements. The Company early adopted this beginning in the interim period ending June 30, 2022 in order to increase the comparability of reported financial information (refer to Note 4).

3. Accounts receivable, net

	December 31, 2022	December 31, 2021
Trade receivables	$14,786	$12,134
Sales tax receivable	277	326
Other receivables	17,936	370
Expected credit losses	(10,556)	(335)
Total receivables, net	$22,443	$12,495

During the year ended December 31, 2022, the Company has an ERC for qualified wages of $14,903 which was included in other receivables in the table above at December 31, 2022. The Company recognized other income of $9,440 as a result of this transaction which was recorded as other income and included in finance and other expenses on the consolidated statements of operations (refer to Note 18). Additionally, the Company recorded accounts receivable in its opening balance sheet related to the acquisition of Gage of $5,463 related to ERC (refer to Note 4).

	December 31, 2022	December 31, 2021
Trade receivables	$14,786	$12,134
Less: provision for sales returns and expected credit losses	(10,556)	(335)
Total trade receivables, net	$4,230	$11,799

Of which
Current	4,045	10,913
31-90 days	614	569
Over 90 days	10,127	652
Less: provision for sales returns and expected credit losses	(10,556)	(335)
Total trade receivables, net	$4,230	11,799

The over 90 days aged balance relates mainly to one customer which was deemed uncollectible. As a result, the Company recorded $9,941 of bad debt expense which was included in office and general expenses in general and administrative expenses in the Company's Consolidated Statements of Operations (refer to Note 16).

The following is a roll-forward of the provision for sales returns and allowances related to trade accounts receivable:

	December 31, 2022	December 31, 2021
Beginning of period	$335	1,782
Provision for sales returns	324	968
Expected credit losses	10,556	357
Write-offs charged against provision	(659)	(2,772)
Total provision for sales returns and allowances	$10,556	335

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

4. Acquisitions

2022 Acquisitions

AMMD

On April 8, 2022, the Company entered into a definitive agreement to acquire Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary in Maryland from Moose Curve Holdings, LLC. Under the terms of the agreement, the Company will acquire 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to acquiring related real estate for $1,700. The transaction is subject to customary closing conditions and regulatory approvals. The Company intends to rebrand the 8,000 square foot dispensary as The Apothecarium. This transaction closed on January 27, 2023 (refer to Note 23).

Pinnacle

On August 23, 2022, in order to expand its retail footprint in Michigan, the Company acquired all of the outstanding equity interests in KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively, "Pinnacle"), a dispensary operator in Michigan, and related real estate, for total consideration of $31,003, which included consideration paid in cash of $12,327, two promissory notes in an aggregate amount of $10,000, and 4,803,184 common shares of the Company, no par value ("Common Shares"), valued at $7,926. Subject to compliance with securities laws, the Common Shares are subject to a contractual lock-up with one-third of the securities vesting on each of the thirty, sixty and ninety days from the closing date of the transaction. The cash consideration paid included repayments of indebtedness and transaction expenses on behalf of Pinnacle of $3,913 and $619, respectively. The transaction includes six retail dispensary licenses, five of which are currently operational and located in the cities of Addison, Buchanan, Camden, Edmore, and Morenci, Michigan. The Company intends to rebrand each of the dispensaries under either the Gage or Cookies retail brand.

The terms of the agreement included earn-out consideration to Pinnacle equal to the greater of (i) two times net revenue of Pinnacle over the period commencing April 1, 2022 and continuing through and ending on September 30, 2022, or (ii) eight times EBITDA of Pinnacle over the same period, minus $28,500 for either case. If gross margin of Pinnacle is determined to be 90% or less of the gross margin for the six month period ended July 31, 2022, then the payment is calculated based solely on eight times EBITDA. The final amount of this earn-out consideration is $750.

The following table presents the fair value of assets acquired and liabilities assumed as of the August 23, 2022 acquisition date and allocation of the consideration to net assets acquired:

$
Cash and cash equivalents	3,838
Inventory	790
Prepaid expenses and other current assets	93
Property and equipment	5,321
Operating right of use asset	404
Intangible assets	18,300
Goodwill	8,945
Accounts payable and accrued liabilities	(1,170)
Corporate income taxes payable	(479)
Operating lease liability	(403)
Deferred revenue	(249)
Deferred tax liability	(4,387)
Net assets acquired	31,003

Consideration paid in cash	12,953
Promissory note payable	10,000
Contingent consideration payable	750
Common shares of TerrAscend	7,926
Working capital adjustment	(626)
Total consideration	31,003

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

On a standalone basis, had the Company acquired the business on January 1, 2022, sales estimates would have been $19,000 for the year ended December 31, 2022 and net loss estimates would have been $6,549. Actual sales and net income for the year ended December 31, 2022 since the date of acquisition are $9,024 and $983, respectively.

Gage

On March 10, 2022, in order to expand its footprint in key markets, the Company acquired all of the issued and outstanding subordinate voting shares (or equivalent) of Gage, a cultivator, processor, and retailer with operations in the Michigan market. Pursuant to the terms of the arrangement agreement, for each Gage subordinate voting shares and other equity instruments, including outstanding stock options and warrants, each holder received a 0.3001 equivalent replacement award of the Company's respective security at the time of closing based on the closing price of the Common Shares on the CSE on March 10, 2022. On the acquisition date there was consideration in the form of 51,349,978 Common Shares valued at $242,884, 13,504,500 exchangeable units valued at $66,591, 4,940,364 replacement stock options with a fair value of $13,147, and 282,023 replacement warrants with a fair value of $435. Each of the directors, officers and 10% shareholders of Gage entered into contractual lock-up agreements, which included a total of 23,988,758 Common Shares and 13,504,500 exchangeable share units ("Exchangeable Share Units"). Of these Common Shares and Exchangeable Share Units, 2,496,137 were not subject to contractual lock-up restrictions; 3,117,608 were subject to 3 months contractual lock-up restrictions; 11,828,458 were subject to 6 month contractual lock-up restrictions; 7,519,165 were subject to 12 month contractual lock-up restrictions; 5,012,776 were subject to 18 month contractual lock-up restrictions; 5,012,776 were subject to 24 month contractual lock-up restrictions; and 2,506,338 were subject to 30 month contractual lock-up restrictions. Of these Common Shares and Exchangeable Share Units, 10,467,229 Common Shares were subject to a 6 month legal restriction in which the restriction is a characteristic of the security, and therefore considered in the fair value of share consideration. As such, a restriction discount has been placed over the shares subject to lock-up of $10,323. The fair value of the replacement options and warrants was calculated using the Black Scholes Option Pricing Model ("Black- Scholes model") combined with the percentage of the vesting period that was completed prior to the acquisition. Additionally, total consideration included warrant liabilities convertible into equity with a fair value of $6,756.

The following table presents the fair value of assets acquired and liabilities assumed as of the March 10, 2022 acquisition date and allocation of the consideration to net assets acquired:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

$
Cash and cash equivalents	23,366
Restricted cash	1,350
Accounts receivable	12,382
Inventory	19,364
Prepaid expenses and other assets	3,154
Property and equipment	61,987
Operating right of use asset	1,948
Deposits	1,147
Intangible assets	203,048
Goodwill	161,414
Investments	3,596
Accounts payable and accrued liabilities	(29,164)
Corporate income taxes payable	(3,822)
Operating lease liability	(1,948)
Finance lease liability	(763)
Deferred revenue	(1,187)
Loans payable	(60,605)
Deferred tax liability	(46,743)
Financing obligations	(12,614)
Other liabilities	(6,097)
Net assets acquired	329,813

Common Shares of TerrAscend	309,475
Fair value of other equity instruments	13,582
Fair value of warrants classified as liabilities	6,756
Total consideration	329,813

The acquired intangible assets include cultivation and processing licenses, as well as retail licenses, which are treated as definite-lived intangible assets and are amortized over a 15 year period. The fair value of the cultivation and processing and the retail licenses are $81,862 and $44,001, respectively. In addition, the intangible assets include brand intangible assets which are treated as indefinite lived intangible assets. The fair value of the brand intangible assets is $77,185.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Costs related to this transaction were $3,680, including legal, accounting, due diligence, and other transaction- related expenses. Of the total amount of transaction costs, $1,040 were recorded during the year ended December 31, 2022, and were included in transaction and restructuring costs in the consolidated statement of operations and comprehensive income.

On a standalone basis, had the Company acquired the business on January 1, 2022, sales estimates would have been $66,776 for the year ended December 31, 2022, and net loss estimates would have been $328,239. Actual sales and net loss for the year ended December 31, 2022 since the date of acquisition are $54,260 and $319,028, respectively.

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

The Company has the option to purchase an additional 6.25% ownership, for a total of 93.75%, at a predetermined valuation during the period commencing April 1, 2023 through June 15, 2023. The purchase option derivative asset was measured at fair

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

value at the date of transaction using the Monte Carlo simulation model, and subsequently remeasured and has been classified as Level 3 in the fair value hierarchy. Refer to Note 21 for discussion regarding changes in fair value of the purchase option derivative asset, as well as the key inputs and assumptions used in the model. The purchase option derivative is included in other non-current assets in the Company’s consolidated balance sheets.

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

The following table presents the fair value of assets acquired and liabilities assumed as of the May 3, 2021 acquisition date and an allocation of the consideration to net assets acquired:

$
Receivables	758
Inventory	4,725
Prepaid expenses and other current assets	68
Operating right-of-use asset	1,660
Property and equipment	756
Intangible assets	19,750
Goodwill	8,877
Accounts payable and accrued liabilities	(1,098)
Operating lease liability	(1,660)
Corporate income taxes payable	(1,195)
Deferred tax liability	(8,153)
Net assets acquired	24,488

Consideration paid in cash	22,399
Promissory note payable	2,089
Total consideration	24,488

Cash and cash equivalents acquired, net cash inflow	22,399

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

The following table presents the fair value of assets acquired and liabilities assumed as of the April 30, 2021 acquisition date and an allocation of the consideration to net assets acquired:

$
Cash and cash equivalents	169
Inventory	2,461
Prepaid expenses and other current assets	559
Operating right-of-use asset	2,176
Property and equipment	4,237
Intangible assets	49,228
Goodwill	13,660
Accounts payable and accrued liabilities	(479)
Operating lease liability	(2,164)
Net assets acquired	69,847

Consideration paid in cash	20,506
Consideration paid in shares	34,427
Promissory note payable	6,750
Contingent consideration payable	1,063
Fair value of previously owned shares	7,101
Total consideration	69,847

Cash and cash equivalents acquired, net cash inflow	20,337

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

The balance of contingent consideration is as follows:

	State Flower	Ilera	Apothecarium	KCR	Pinnacle	Total
Carrying amount, December 31, 2020	$6,590	$27,938	$3,028	$-	$-	$37,556
Amount recognized on acquisition	—	—	—	1,063	—	1,063
Payments of contingent consideration	—	(29,668)	—	—	—	(29,668)
Loss on revaluation of contingent consideration	1,770	1,730	—	84	-	3,584
Carrying amount, December 31, 2021	$8,360	$-	$3,028	$1,147	$-	$12,535
Amount recognized on acquisition	—	—	—	—	750	750
Payments of contingent consideration	(7,040)	—	—	—	—	(7,040)
Loss (gain) on revaluation of contingent consideration	86	—	—	(1,147)	—	(1,061)
Carrying amount, December 31, 2022	$1,406	$-	$3,028	$-	$750	$5,184
Less: current portion	(1,406)	-	(3,028)	—	(750)	(5,184)
Non-current contingent consideration	$-	$-	$-	$-	$-	$-

The contingent consideration for State Flower was calculated based on fiscal year 2021 revenue and the final earnout has been calculated as of December 31, 2021. During the twelve months ended December 31, 2022, the Company made payments of $7,040 to the sellers of its previously acquired State Flower business. The remaining amount will be paid to the sellers of State Flower upon the Company’s acquisition of the remaining 50.1% of State Flower, which is subject to regulatory approval.

During the year ended December 31, 2022, the fair value of the contingent consideration related to the KCR acquisition was reduced to $nil, as it was determined that it was more likely than not that the earnout criteria would not be met.
5. Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	December 31, 2022	December 31, 2021
Raw materials	$1,181	$269
Finished goods	15,280	6,760
Work in process	26,406	26,777
Accessories, supplies and consumables	3,468	2,287
	$46,335	$36,093

On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $1,925 of inventory during the year ended December 31, 2022.

In addition, during the year ended December 31, 2022, the Company wrote down its inventory by $7,157 primarily related to the write down of inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania.

During the year ended December 31, 2021, the Company recorded impairment of $2,243 primarily related to inventory that did not meet quality standards at its Pennsylvania operations.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

6. Discontinued operations

The Company determined to make available for sale the asset groups related to TerrAscend Canada's Licensed Producer business. As a result, the results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented.

As of December 31, 2022 and December 31, 2021, the major classes of assets and liabilities from discontinued operations included the following:

	December 31, 2022	December 31, 2021
Land	$734	$784
Buildings & improvements	16,529	25,912
Machinery & equipment	—	2,127
Office furniture & equipment	86	229
Total assets held for sale	$17,349	$29,052

Accounts receivable	$-	$2,425
Inventory	—	6,230
Prepaid expenses and other current assets	571	964
Intangible assets, net	—	559
Current assets from discontinued operations	$571	$10,178

Accounts payable and accrued liabilities	$3,747	$2,417
Loans payable	5,364	5,655
Current liabilities from discontinued operations	$9,111	$8,072

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to TerrAscend Canada's Licensed Producer business. The results of discontinued operations were as follows:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020

Revenue	$3,825	$20,991	$18,788
Excise and cultivation tax	(1,147)	(4,782)	(3,107)
Revenue, net	2,678	16,209	15,681

Cost of Sales	12,029	16,607	20,352

Gross profit	(9,351)	(398)	(4,671)

Operating expenses:
General and administrative	5,141	5,866	4,771
Amortization and depreciation	1,623	2,123	1,676
Impairment of intangible assets	—	—	423
Impairment of property and equipment	8,103	470	823
Research and development	—	—	181
Total operating expenses	14,867	8,459	7,874

(Loss) income from operations	(24,218)	(8,857)	(12,545)
Other (income) expense
Finance and other (income) expenses	644	1,068	760
Transaction and restructuring costs	1,064	-	964
Unrealized and realized foreign exchange loss	23	156	19
Unrealized and realized gain on investments	—	—	347
(Loss) income from continuing operations before provision from income taxes	(25,949)	(10,081)	(14,635)
Provision for income taxes	—	(563)	—
Net (loss) income from continuing operations	$(25,949)	$(9,518)	$(14,635)

Asset Specific Impairment

The Company evaluates the recoverability of property and equipment and long-lived assets held for sale, whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. See – Impairment of long-lived assets information within this note for detailed information on the Company’s impairment assessment of its property and equipment. The impairment losses discussed below were included in (loss) income from discontinued operations on the Company's Consolidated Statements of Operations.

Certain assets of TerrAscend Canada were determined to be held for sale as of December 31, 2022 as they met the criteria under ASC 360 Property, Plant and Equipment. TerrAscend Canada operated out of a 67,300 square foot facility located in Mississauga, Ontario. Assets held for sale are reported at the lower of its carrying value or fair value less cost to sell. The Company determined the fair market value of the building based on the listing price and related commission and determined that the fair value was lower than its carrying value and therefore recorded impairment of $6,998. The fair value less cost to sell was included in assets held for sale in the Consolidated Balance Sheets at December 31, 2022.

Additionally, the Company recorded impairment of $1,105 related to machinery and equipment at TerrAscend Canada that could not be transferred or sold.

During the year ended December 31, 2021, the Company determined that equipment purchased for the purpose of extracting CBD and THC oils to support the medical cannabis business in Canada needed to be assessed for impairment as the equipment was never put into use and the Company has since exited the medical cannabis business in Canada. The Company evaluated the recoverability of the asset to determine whether it would be recoverable, and it was determined that the carrying value of the asset exceeded its estimated future undiscounted cash flows and therefore, recorded an impairment loss of $470. The Company determined that the assets meet the criteria to be classified as held for sale and the remaining net book value of $343 was included in other current assets on the Company’s Consolidated Balance Sheets.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

During the year ended December 31, 2020, the Company made a strategic decision to cease the growing and cultivation of cannabis in Canada. As a result of this decision, the Company wrote down the net book value of the lighting and irrigation assets previously used in the Canadian cultivation business to $nil and recognized asset specific impairment of $823. Additionally, the Company recorded impairment of $423 of intellectual property in Canada during the year ended December 31, 2020 related to packaging designs that were written down to its recoverable value.

7. Property and equipment, net

Property and equipment consisted of:

	December 31, 2022	December 31, 2021
Land	$6,512	$3,399
Assets in process	28,416	6,858
Buildings & improvements	154,742	89,699
Machinery & equipment	30,973	19,855
Office furniture & equipment	7,576	2,065
Assets under finance leases	7,277	239
Total cost	235,496	122,115
Less: accumulated depreciation	(19,684)	(10,062)
Property and equipment, net	$215,812	$112,053

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

During the years ended December 31, 2022 and December 31, 2021, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $10,043 for the year ended December 31, 2022 ($7,611 included in cost of sales), $6,137 for the year ended December 31, 2021 ($5,204 included in cost of sales), and $2,930 for the year ended December 31, 2020 ($2,250 included in cost of sales).

8. Intangible assets, net and goodwill

Intangible assets consisted of the following:

At December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,169	$(569)	$600
Licenses	178,929	(22,590)	156,339
Brand intangibles	1,144	(1,144)	-
Non-compete agreements	280	(272)	8
Total finite lived intangible assets	181,522	(24,575)	156,947
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$264,279	$(24,575)	$239,704

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

At December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,018	$(304)	$714
Licenses	153,300	(11,311)	141,989
Brand intangibles	1,144	(254)	890
Non-compete agreements	280	(221)	59
Total finite lived intangible assets	155,742	(12,090)	143,652
Indefinite lived intangible assets
Brand intangibles	24,773	—	24,773
Total indefinite lived intangible assets	24,773	—	24,773
Intangible assets, net	$180,515	$(12,090)	$168,425

Amortization expense was $12,581 ($5,355 included in cost of sales) for the year ended December 31, 2022, $6,652 for the year ended December 31, 2021 ($2,052 included in cost of sales), and $5,407 for the year ended December 31, 2020 ($2,201 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2023	$7,745
2024	$7,548
2025	$7,282
2026	$7,267
2027	$7,185

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company's goodwill balance:

Balance at December 31, 2020	$72,796
Acquisitions (see Note 4)	22,537
Impairment of goodwill	(5,007)
Balance at December 31, 2021	$90,326
Acquisitions (see Note 4)	170,359
Impairment of goodwill	(170,357)
Balance at December 31, 2022	$90,328

Impairment of Intangible Assets

The Company recorded the following impairment losses by category of intangible assets:

	December 31, 2022	December 31, 2021	December 31, 2020
Finite lived intangible assets
Software	$-	$9	$1
Licenses	121,527	—	—
Customer Relationships	—	2,000	342
Non-compete agreements	—	224	—
Total impairment of finite lived intangible assets	121,527	2,233	343
Indefinite lived intangible assets
Brand intangibles	19,200	1,400	—
Total impairment of indefinite lived intangible assets	19,200	1,400	—
Total impairment of intangible assets	$140,727	$3,633	$343

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The Company evaluates the recoverability of long-lived assets, including definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

During the year ended December 31, 2022, the Company determined that changes in market expectations of cash flows in its Michigan, Pennsylvania and California businesses, as well as increased competition and supply in the states, were indicators that an impairment test was appropriate for each of these reporting units.

Long-lived assets

The impairment test for long-lived assets is a two-step test, whereby management first determines the recoverable amount by calculating the undiscounted cash flows of each asset group. If the recoverable amount is lower than the carrying value of the asset group, then impairment is indicated.

For the Michigan reporting unit, the Company determined the fair value of the asset groups and allocates the impairment to the assets, being the (i) cultivation and processing licenses, and (ii) retail licenses, acquired through the Gage Acquisition. The Company compared the carrying value of the assets to its fair value and determined that the carrying value exceeded the fair value for both the retail and the cultivation and processing licenses. As such, the Company recorded impairment charges of $79,462 and $42,065 for the cultivation and processing licenses and retail licenses, respectively, reducing both the carrying values to $nil.

The fair value of each asset group was determined using cash flows expected to be generated by market participants, discounted at weighted average cost of capital. The fair value of the specific assets that were impaired was determined using the multi period excess earnings method based on the following key assumptions:

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

During the year ended December 31, 2020, the Company recorded impairment of $343 related to its customer relationships at Arise as a result of its termination of an agreement with one of its wholesale distributors.

Indefinite lived assets

Indefinite lived intangible assets are reviewed for impairment annually and whether there are events or changes in circumstances that indicate that the carrying amount has been impaired.

The impairment indicators previously noted for Michigan indicate that the fair value of the Gage brand intangible assets are more likely than not lower than the carrying value. As such, the Company performed an impairment analysis and determined the fair value of its brand intangible assets using the relief of royalty method. As a result of the quantitative analysis performed, the Company recognized impairment of $19,200, reducing the carrying value of the brand intangibles to $57,985.

During the year ended December 31, 2021, the Company made the decision to undertake a strategic review process to explore, review, and evaluate potential alternatives for its Arise business. The Company also determined that the estimated future cash flows for the business did not support the carrying value of the intangible assets, and therefore recorded impairment of intangible assets of $3,633 for the year ended December 31, 2021, reducing the carrying value to $nil.

Impairment of Goodwill

Goodwill is reviewed for impairment annually and whenever there are events or changes in circumstances that indicate the carrying value has been impaired.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

During the year ended December 31, 2022, based on the indicators of impairment noted previously, the Company determined that there were indicators that the fair value of its reporting units are more likely than not lower than its carrying value at some of its reporting units. As such, a quantitative impairment test was performed over its Michigan reporting unit, which includes goodwill acquired through the Gage Acquisition and the Pinnacle Acquisition, its Pennsylvania reporting unit, and its California reporting unit.

The following significant assumptions were applied in the determination of the fair value of the reporting units using a discounted cash flow model:

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

During the year ended December 31, 2022, the Company recorded impairment of goodwill of $170,357 at its Michigan reporting unit, reducing the carrying value of the goodwill acquired through the Gage Acquisition and Pinnacle Acquisition to $nil.

As a result of the impairment analysis performed over the Company's Pennsylvania reporting unit, the Company determined that the fair value of the Pennsylvania reporting unit exceeded its carrying value, resulting in no impairment. The carrying value of the goodwill attributable to the Pennsylvania reporting unit was $76,761 at December 31, 2022.

As a result of the impairment analysis performed over the Company's California wholesale reporting unit, the Company determined that the fair value of the California wholesale reporting unit exceeded its carrying value, resulting in no impairment. The carrying value of the goodwill attributable to the California wholesale reporting unit was $4,689 at December 31, 2022.

During the fourth quarter of 2022, the Company performed a qualitative analysis over its Maryland reporting unit and determined that it was more likely than not that the fair value exceeded its carrying value, and therefore, no quantitative analysis was performed. There is no goodwill at the Company's Canada, New Jersey, California retail and Florida reporting units.

As a result of the Company’s decision to undertake a strategic review of its Florida business, Company recorded impairment of goodwill of $5,007 during the year ended December 31, 2021.

During the fourth quarter of 2021, the Company performed qualitative analyses over its goodwill for each of its reporting units. The Company determined that it was more likely than not that the fair value of its California wholesale and Maryland reporting units exceeded their carrying values, and therefore, no quantitative analysis was performed. The Company performed a quantitative analysis over its Pennsylvania reporting unit using the significant assumptions discussed previously to determine the fair value, and determined that the fair value of the Company’s reporting unit exceeded its carrying value, resulting in no impairment. The carrying value of the goodwill attributable to the Pennsylvania reporting unit was $76,761 at December 31, 2021. There is no goodwill at the Company’s Canada, California retail and New Jersey reporting units.

During the fourth quarter of 2020, the Company performed qualitative analyses over its goodwill for each of its reporting units. It was determined that it was more likely than not that the fair value of its California wholesale and Pennsylvania reporting units exceed their carrying values, and therefore, no quantitative analysis was performed. The Company performed a quantitative analysis over its Florida reporting unit and determined that the fair value of the Company’s reporting unit exceeded its carrying value, resulting in no impairment. The carrying value of the goodwill attributable to the Florida reporting unit was $5,007 at December 31, 2020.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

9. Loans payable

	Canopy USA Loans	Other Loans	Ilera Term Loan	KCR Loan	Gage Loans	Pinnacle Loans	Pelorus Term Loan	Total
Balance at December 31, 2020	$56,293	$766	$114,282	$-	$-	$-	$-	$171,341
Loan principal net of transaction costs	—	2,855	—	6,750	—	—	—	9,605
Interest accretion	7,979	172	16,950	378	—	—	—	25,479
Principal and interest paid	(4,721)	(119)	(15,999)	(4,878)	—	—	—	(25,717)
Forgiveness of principal and interest	—	(1,414)	—	—	—	—	—	(1,414)
Effects of movements in foreign exchange	194	—	—	—	—	—	—	194
Balance at December 31, 2021	59,745	2,260	115,233	2,250	—	—	—	179,488
Loan principal net of transaction costs	—	—	—	—	—	—	43,419	43,419
Addition on acquisition	—	—	—	—	60,605	10,000	—	70,605
Loan amendment fee	—	—	(1,361)	—	(1,109)	—	—	(2,470)
Interest and accretion	7,735	91	17,321	74	8,343	159	1,508	35,231
Principal and interest paid	(4,461)	(2,351)	(20,343)	(2,324)	(37,863)	(826)	(899)	(69,067)
Extinguishment of debt	(59,449)	—	—	—	—	—	—	(59,449)
Effects of movements in foreign exchange	(3,570)	-	—	—	—	—	—	(3,570)
Ending carrying amount at December 31, 2022	-	-	110,850	—	29,976	9,333	44,028	194,187
Less: current portion	—	-	(35,081)	—	(3,381)	(9,333)	(540)	(48,335)
Non-current loans payable	$-	$-	$75,769	$-	$26,595	$-	$43,488	$145,852

Total interest paid on all loan payables was $26,840, $21,171, and $1,955, for the years ended December 31, 2022, 2021 and 2020, respectively.

Canopy USA loans

Canopy Growth (formerly RIV Capital loan)

On February 5, 2020, the Company and RIV Capital Inc. (“RIV Capital”), formerly Canopy Rivers Inc., agreed to amend the terms of their previously issued convertible debentures with a face value of $10,000. Pursuant to the amended terms, the first tranche of the convertible debentures was converted into a $10,000 loan payable bearing interest at a rate of 6% per annum, payable annually, with a balance due date of October 2, 2024. The effective interest rate on the loan is 15.99%. The Company also issued RIV Capital 2,225,714 common share purchase warrants (Note 11), exercisable at $4.48 (C$5.95) upon the occurrence of certain triggering events. The warrants were issued such that they can be exercised upon maturity of the loan payable in a cashless exercise by offsetting the principal value of the loan payable. The amendment was treated as a modification of the convertible debenture and as a result, no gains or losses were recorded for the transaction. The fair value of the debt was calculated using the effective interest rate method and allocated the proceeds of the issuance to the debenture and the warrants based on their relative fair values as determined at issuance.

During the year ended December 31, 2021, Canopy Growth acquired the common share purchase warrants previously issued to RIV Capital as well as the loan payable outstanding balance.

On December 9, 2022, the Company entered into a debt settlement agreement (the "Canopy Debt Settlement Agreement") with Canopy USA, LLC, Canopy USA I Limited Partnership and Canopy USA III Limited Partnership (collectively, the "Canopy USA Entities"), pursuant to which agreement certain obligations under all of the outstanding loans, plus accrued interest, with the Canopy USA Entities were extinguished in exchange for 24,601,467 exchangeable shares of the Company ("Exchangeable Shares") at a notional price of $3.74 (C$5.10) per Exchangeable Share. Additionally, in accordance with ASC 815 Derivatives and Hedging, the 22,474,130 original warrants to acquire common shares of the Company (the "Common Shares") were modified (the "Modified Canopy Warrants") at a weighted average exercise price of $4.45. The Exchangeable Shares and Modified Canopy Warrants were considered in the calculation for extinguishment of the debt obligations, including all principal and interest on the amounts outstanding thereunder (refer to Note 11 for further details regarding the Modified Canopy Warrants and Exchangeable Shares). As a result of the transaction, the Company recorded a net gain on extinguishment of debt of $773 related to this loan.

Canopy 2020 Debenture

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

On March 10, 2020, TerrAscend Canada Inc. entered into a secured debenture with Canopy USA III Limited Partnership, as successor to Canopy Growth Corporation, whereby it promised to pay to Canopy USA III Limited Partnership in the amount of $58,645 ("Canopy 2020 Debenture").

The secured debenture bears interest at a rate of 6.10% per annum, with an effective interest rate of 14.15% and matures on the earlier of (i) March 10, 2030, (ii) the later of (A) March 10, 2025, and (B) the date that is twenty-four months following the date that the federal laws of the United States are mended to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States, and (iii) the date all amounts become due and payable in accordance with the Canopy 2020 Debenture. The debenture is secured by the assets of TerrAscend Canada, is not convertible and is not guaranteed by the Company. In connection with the funding of the loan, the Company had issued 17,808,975 common share purchase warrants to Canopy Growth. The warrants are comprised of 15,656,242 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $3.59 (C$5.14) per share, expiring on March 10, 2030, and 2,152,733 common share purchase warrants entitling Canopy Growth to acquire one common share of TerrAscend at an exercise price of $2.72 (C$3.74) per share, expiring on March 10, 2031 (refer to Note 11).

Of the total proceeds received from Canopy Growth, $48,243 was used to fully pay off the outstanding principal and interest amounts under the Credit Facility with JW Asset Management.

On November 11, 2022, TerrAscend Canada Inc. and Canopy USA III Limited Partnership entered into an agreement, whereby Canopy USA III Limited Partnership agreed to a waiver of TerrAscend Canada Inc.'s obligation to maintain the minimum current assets set forth in the Canopy 2020 Debenture for the period commencing August 31, 2022 to (and including) November 30, 2022, subject to certain conditions.

As stated above, on December 9, 2022, the Company entered into an arrangement with the Canopy USA Entities in which the outstanding loan balance of the Canopy 2020 Debenture was converted into Exchangeable Shares and Modified Canopy Warrants. As a result of the transaction, the Company recorded a net gain on extinguishment of debt of $4,187 related to this debenture.

Canopy Arise Debenture

On December 10, 2020, the Company, through a wholly owned subsidiary Arise Bioscience Inc. (“Arise”) entered into a loan financing agreement with Canopy Growth in the amount of $20,000 pursuant to a secured debenture ("Canopy Arise Debenture"). In connection with the funding of the loan, the Company has issued 2,105,718 common share purchase warrants to Canopy Growth.

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

As stated above, on December 9, 2022, the Company entered into an arrangement with the Canopy USA Entities in which the outstanding loan balance of the Canopy Arise Debenture was converted into Exchangeable Shares and Modified Canopy Warrants. As a result of the transaction, the Company recorded a net loss on extinguishment of debt of $807.

Other Loans

Paycheck Protection Program loan

On March 13, 2021, the Company’s Arise business was granted a loan from Bank of America in the aggregate amount of $766, pursuant to the Paycheck Protection Program (the “PPP”), bearing interest at 1.00% per annum. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides for loans to qualifying businesses with the proceeds to be used for payroll costs, rent, utilities, and interest on other debt obligations. The loans and accrued interest

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

are forgivable after eight weeks as long as the funds are used for qualifying expenses as described in the CARES Act. During the year ended December 31, 2021, the principal and interest on the PPP loan was partially forgiven in the amount of $648. The remaining amount was repaid on December 17, 2021, reducing the total outstanding amount to $nil at December 31, 2021.

HMS loan

The acquisition of HMS included a $2,500 note payable which bears a 5.0% annual interest, due October 2022. The note was recorded at its fair value at inception of $2,089 and subsequently carried at amortized cost. The Company made payments of principal and interest of $2,351, reducing the balance to $nil at December 31, 2022.

Ilera Term Loan

On December 18, 2020, WDB Holding PA, a subsidiary of the Company, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 ("Ilera Term Loan"). The term loan bears interest at 12.875% per annum and matures on December 17, 2024. The Company has the ability to increase the facility by up to $30,000. WDB Holding PA's obligation under the Ilera Term Loan and related transaction documents are guaranteed by the Company, TerrAscend USA, Inc., and certain subsidiaries of WDB Holding PA, and secured by TerrAscend USA Inc.'s equity interest in WDB Holding PA and substantially all of the assets of WDB Holding PA and the subsidiary guarantors party thereto. The loan can be refinanced at the option of the borrower after 18 months from the closing date subject to a premium payment due. Of the total proceeds received, $105,767 was used to satisfy the remaining Ilera earn-out payments.

On April 28, 2022, the Ilera Term Loan was amended to provide WDB Holding PA with greater flexibility by resetting the minimum consolidated interest coverage ratio levels that must be satisfied at the end of each measurement period and extending the date in which WDB Holding PA is required to deliver its budget for the fiscal year ending December 31, 2021. In addition, the no-call period was extended from 18 months to 30 months, subject to a premium payment. This amendment was not considered extinguishments of debt under ASC 470 Debt. As a result of the amendment, the Company paid a loan amendment fee of $1,200 which was capitalized.

On November 11, 2022, WDB Holding PA, the Company, TerrAscend USA Inc. and the subsidiary guarantors party to the Ilera Term Loan and the PA Agent (on behalf of the required lenders) entered into an amendment to the PA Credit Agreement, pursuant to which PA Agent and the required lenders agreed that WDB Holding PA's obligation to maintain the consolidated interest coverage ratio as set forth in the PA Credit Agreement for the period ended September 30, 2022, shall not apply, subject to certain conditions, including (but not limited to) an obligation to enter into a subsequent amendment agreement on or before December 15, 2022, documenting certain enhancements and amendments to the PA Credit Agreement to be agreed. In addition, WDB Holding PA offered a prepayment of $5,000 pro rata to all lenders holding outstanding loans thereunder at a price equal to 103.22% of the principal amount prepaid, plus accrued and unpaid interest.

On December 21, 2022, WDB Holding PA completed an amendment to reduce the Company's principal debt by $35,000 and annual interest expense by $5,000. The Company agreed to make a $35,000 payment at the original prepayment price of 103.22% to par, and agreed to use commercially reasonable efforts to add certain collateral to Ilera Term Loan, collectively by March 15, 2023. The amendment further provided that should WDB Holding PA not maintain the prescribed interest coverage ratio, the Company shall be required to deposit funds, as outlined in the amendment, into a restricted account, and no event of default shall occur. This amendment was not considered extinguishments of debt under ASC 470 Debt.

KCR Loan

The acquisition of KCR included a $6,750 note payable which bears interest at 10.00% per annum and matures on April 30, 2022. The note was recorded at its fair value at inception and subsequently carried at amortized cost. The Company made principal payments on this loan of $4,500 during the year ended December 31, 2021. The remaining principal and interest of $2,234 were fully paid during the year ended December 31, 2022.

Gage Loans

The Gage Acquisition (refer to Note 4) included a senior secured term loan (the "Original Gage Term Loan") with an acquisition date fair value of $53,857. The credit agreement bears interest at a rate equal to the greater of (i) the Prime Rate plus 7% or (ii)

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

10.25%. The term loan is payable monthly and matures on November 30, 2022. The term loan is secured by a first lien on all Gage assets.

On August 10, 2022, the Original Gage Term Loan was amended as a result of the corporate restructure in conjunction with the Gage Acquisition. The amendment to the Original Gage Term Loan includes the addition of a borrower and guarantor under the term loan and a right of first offer in favor of the administrative agent for a refinancing of the term loan. This amendment was not considered extinguishments of debt under ASC 470 Debt. As a result of the amendment, the Company paid a loan amendment fee of $1,109 which was capitalized.

On November 29, 2022, the Company repaid $30,000 outstanding principal amount on the Original Gage Term Loan. On November 30, 2022, the remaining loan principal amount of $25,000 on the Original Gage Term Loan was amended (the "Amended Gage Term Loan"). The Amended Gage Term Loan bears interest on $25,000 at a per annum rate equal to the greater of (i) the U.S. "prime rate" plus 6.00%, and (ii) 13.0% and matures on November 1, 2024. Commencing on May 31, 2023, the Company will make monthly principal repayments of 0.40% of the aggregate principal amount outstanding. Additionally, the unpaid principal amount of the loan shall bear paid in kind interest at a rate of 1.50% per annum. No prepayment fees are owed if the Company voluntarily prepays the loan after 18 months. If such prepayment occurs prior to 18 months, a prepayment fee equal to all of the interest on the loans that would be due after the date of such prepayment, is owed. Under the Amended Gage Term Loan, the Company has the ability to borrow incremental term loans of $30,000 at the option of the Company and subject to consents from the required lenders. The additional $30,000 incremental term loans available under the amendment have not been drawn as of December 31, 2022. This loan represents a loan syndication, and therefore the Company assessed each of the lenders separately under ASC 470 Debt to determine if this represents a modification, or an extinguishment of debt. For three of the four remaining lenders, it was determined that this was a modification. For the remaining lender, it was determined that this represented an extinguishment of debt and therefore the fees paid to the lenders on modification were expensed. As a result of this transaction, the Company expensed $1,907 of fees paid to the lenders and third parties as they did not meet the criteria for capitalization under ASC 470 Debt.

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2,683, and a promissory note with an acquisition date fair value of $4,065. The loan payable to the former owner bears interest at a rate of 0.2%. The promissory note bears interest at a rate of 6%.

Pinnacle Loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory notes mature on June 30, 2023 and bear interest rates of 6%.

Pelorus Term Loan

On October 11, 2022, subsidiaries of the Company, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan ("Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan bears interest at a variable rate tied to the one month secured overnight financing rate (SOFR), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months. The base rate is defined as, on any day, the greatest of (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA Inc. and certain other subsidiaries of the Company and secured by substantially all of the assets of the Company's Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey. The Pelorus Term Loan matures on October 11, 2027.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

December 31, 2022
2023	$48,876
2024	105,610
2025	758
2026	2,274
2027	42,446
Thereafter	—
Total principal payments	$199,964

10. Leases

Amounts recognized in the consolidated balance sheets were as follows:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$29,451	$29,561

Operating lease liability classified as current	1,857	1,171
Operating lease liability classified as non-current	31,545	30,573
Total operating lease liabilities	$33,402	$31,744

Finance leases:
Property and equipment, net	$6,673	$168

Lease obligations under finance leases classified as current	521	22
Lease obligations under finance leases classified as non-current	6,713	181
Total finance lease obligations	$7,234	$203

The Company recognized operating lease expense of $5,028 ($723 included in cost of sales), $3,986 ($273 included in cost of sales), and $3,066 ($145 included in cost of sales) for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company entered into a lease termination agreement (“Lease Termination”) in the amount of $3,278 with the landlord at its 22,000 square foot facility in Frederick, Maryland to enable the Company to terminate the lease prior to the end of the lease term. The Lease Termination was accounted for as a lease modification that reduces the term of the existing lease and the Company adjusted the value of its right-of-use asset and operating lease liability using an incremental borrowing rate of approximately 10%. The lease termination fee was paid to the landlord on January 27, 2022.

Other information related to operating leases consisted of the following:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	12.8	14.2
Finance leases	6.8	5.5

Weighted-average discount rate
Operating leases	10.69%	10.72%
Finance leases	9.89%	10.00%

Supplemental cash flow information related to leases were as follows:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of operating lease liabilities	$5,053	$3,987
Right-of-use assets obtained in exchange for operating lease obligations	$3,097	$9,773
Cash paid for amounts included in measurement of finance lease liabilities	$220	$40
Assets under finance leases obtained in exchange for finance lease obligations	$6,913	$-

Undiscounted lease obligations as of December 31, 2022 are as follows:

	Operating	Finance	Total
2023	$5,400	$739	$6,139
2024	5,403	2,757	8,160
2025	5,387	908	6,295
2026	5,111	928	6,039
2027	4,613	956	5,569
Thereafter	39,742	3,868	43,610
Total lease payments	65,656	10,156	75,812
Less: interest	(32,255)	(2,922)	(35,177)
Total lease liabilities	$33,402	$7,234	$40,635

Under the terms of these operating sublease agreements, future undiscounted rental income from such third-party leases is expected to be as follows:

2023	$431
2024	433
2025	447
2026	262
2027	—
Thereafter	—
Total rental payments	$1,573

A sale-leaseback transaction occurs when an entity sells an asset it owns and then immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes to the lessor. Under Financial Accounting Standards Board Accounting Standards Codification 842, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred. Through the Gage Acquisition (refer to Note 4), the Company entered into leaseback transactions on six properties of owned real estate. The Company has determined that these transactions do not qualify as a sale because control was not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease and continues to depreciate the asset. The balance at December 31, 2022 was $12,002. Of this amount, $804 is included in other current liabilities and $11,198 is included in financing obligations in the Consolidate Balance Sheets. The financing obligations had a weighted average term and weighted average discount rate of 7.7 years and 9.53%, respectively, at December 31, 2022.

Undiscounted financing obligations as of December 31, 2022 are as follows:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

2023	$1,915
2024	1,940
2025	1,986
2026	2,032
2027	2,079
Thereafter	5,680
Total payments	15,632
Less: interest	(3,630)
Total financing obligations	$12,002

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Conversion Rights

Holders of the Company’s Convertible Preferred Shares are entitled to convert each outstanding share to 1,000 common shares of the Company (or the economic equivalent in proportionate voting shares for U.S. investors) at the option of the holder, subject to customary anti-dilution provisions.

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

The liquidation preference will be payable to holders of Convertible Preferred Shares in cash; provided, however, that to the extent the Company has, having exercised commercially reasonable efforts to make such payment, insufficient cash available to pay the liquidation preference in full in cash, the portion of the Liquidation Preference with respect to which the Company has insufficient cash may be paid in property or other assets of the Company. The value of any property or assets not consisting of cash that is distributed by the Company in satisfaction of any portion of the liquidation preference will equal the fair market value on the date of distribution. As of December 31, 2022, the Convertible Preferred Series A and B Shares have an aggregate liquidation value of $26,416, or $2,000 per share.

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

In the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding up its affairs, the holders of Proportionate Voting Shares are entitled to participate pari passu with the holders of Common Shares in an amount equal to the amount of such distribution per Common Share multiplied by 1,000.

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

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2019	13,878,955	13,718,955	$2.62	2.18
Granted	27,454,193		4.11
Exercised	(829,050)		2.42
Outstanding, December 31, 2020	40,504,098	18,363,691	$3.80	5.34
Exercised	(9,508,625)		2.60
Outstanding, December 31, 2021	30,995,473	8,855,066	$4.20	5.66
Replacement warrants granted on acquisition of Gage	282,023		6.47
Exercised	(7,989,436)		2.50
Expired	(47,730)		3.61
Outstanding, December 31, 2022	23,240,330	728,715	$4.49	9.72

Through the Canopy Debt Settlement Agreement (refer to Note 9), the Company modified the original 22,474,130 warrants. The Modified Canopy Warrants are to acquire Common Shares at a weighted average exercise price of $4.45 (C$6.07) per Common Share. All of the Modified Canopy Warrants expire on December 31, 2032. The Modified Canopy Warrants can be converted to Common Shares at Canopy USA's option, subject to the federal legalization of marijuana in the United States and compliance with applicable exchange listing rules.

The fair value of the Modified Canopy Warrants was determined using the Black Scholes model using the following inputs and assumptions:

December 9, 2022
Volatility	78.98%
Risk-free interest rate	2.87%
Expected life (years)	10.06
Dividend yield	0%

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The Gage Acquisition also included warrant liabilities that are exchangeable into Common Shares. Refer to Note 4 for the determination of the fair value of the warrant liability.

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	—	—	$-	-
Granted on acquisition of Gage	7,129,517
Outstanding, December 31, 2022	7,129,517	7,129,517	$8.66	0.99

The following is a summary of the outstanding warrants for Proportionate Voting Shares. These warrants are exercisable for 0.001 of a Proportionate Voting Share. The Proportionate Voting Shares are exchangeable into Common Shares on a basis of 1,000 Common Shares per Proportionate Voting Share.

	Number of Proportionate Share Warrants Outstanding	Number of Proportionate Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2019	8,590,908	8,590,908	$5.55	2.65
Granted	—
Exercised	—
Outstanding, December 31, 2020	8,590,908	8,590,908	$5.66	1.64
Granted	—
Exercised	—
Outstanding, December 31, 2021	8,590,908	8,590,908	$5.69	0.64
Expired	(8,590,908)
Outstanding, December 31, 2022	—	—	N/A	N/A

The expiration of the warrants for proportionate voting shares resulted in an increase to additional paid in capital and a decrease to the accumulated deficit in the consolidated balance sheets.

The following is a summary of the outstanding warrants for Preferred Shares. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2019	—	—	$-	—
Granted	18,679
Exercised	(655)
Outstanding, December 31, 2020	18,024	18,024	$3,000	2.39
Granted	—
Exercised	(1,968)
Outstanding, December 31, 2021	16,056	16,056	$3,000	1.39
Exercised	(950)
Outstanding, December 31, 2022	15,106	15,106	$3,000	0.39

12. Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	For the years ended

	For the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Stock options	$9,485	$13,988	$9,700
Restricted share units	$2,677	$954	$686
Warrants	—	—	89
Total share-based payments	$12,162	$14,942	$10,475

As of December 31, 2022, the total unrecognized compensation cost related to nonvested stock options is $27,976. The weighted-average period over which it is expected to be recognized is 8.21 for options.

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following table summarizes the stock option activity:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value	Weighted average fair value of nonvested options (per share) $
Outstanding, December 31, 2019	10,493,015	4.04	$4.26	$1,877	$3.30
Granted	12,861,050		2.82
Exercised	(1,816,496)		2.46
Forfeited (1)	(4,174,221)		4.19
Outstanding, December 31, 2020	17,363,348	3.96	$3.49	$112,675	$2.58
Granted	3,905,000		10.11
Exercised	(1,376,496)		3.97
Forfeited (1)	(6,838,347)		4.46
Expired	(198,986)		5.95
Outstanding, December 31, 2021	12,854,519	4.84	$4.85	$27,557	$4.22
Granted	7,058,840		3.69
Replacement options granted on acquisition of Gage	4,940,364		2.99
Exercised	(778,245)		0.62
Forfeited (1)	(3,397,022)		5.96
Expired	(567,211)		7.14
Outstanding, December 31, 2022	20,111,246	4.86	$3.63	320	$-

Exercisable, December 31, 2022	12,447,071	2.80	$3.23	320	N/A

Nonvested, December 31, 2022	7,664,172	8.21	$4.28	$-	N/A

(1) For stock options forfeited, represent one share for each stock option forfeited.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price at the end of the period and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2022, 2021, and 2020, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the options to exercise the option) related to stock options exercised is presented below:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Exercised	$1,355	$6,667	$10,123

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The fair value of the various stock options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2022	December 31, 2021	December 31, 2020
Volatility	77.55% - 77.89%	79.05% - 81.51%	82.29% - 87.09%
Risk-free interest rate	1.63% - 3.51%	0.90% - 1.72%	0.35% - 1.60%
Expected life (years)	9.62 - 10.01	4.57 - 10.05	4.76 - 4.95
Dividend yield	0.00%	0.00%	0.00%
Forfeiture rate	26.11%	23.21%-27.73%	23.21%

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that the options issued are expected to be outstanding. The risk-free rate is based on U.S. treasury bond issues with a remaining term approximately equal to the expected life of the options. Dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

The total estimated fair value of stock options that vested during the years ended December 31, 2022, 2021, and 2020, was $8,352, $14,840, and $9,035, respectively.

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

The following table summarizes the activities for the RSUs:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2019	—	—	N/A
Granted	280,099
Vested	(157,788)
Outstanding, December 31, 2020	122,311	33,733	N/A
Granted	174,408
Vested	(40,665)
Forfeited	(63,883)
Outstanding, December 31, 2021	192,171	13,294	N/A
Granted	1,176,397
Vested	(669,478)
Forfeited	(283,450)
Outstanding, December 31, 2022	415,640	13,050	N/A

Of the RSU's granted during the year ended December 31, 2022, 106,840 vested on the grant date and the rest will vest over a 6- month to 4-year term. The RSUs granted during the year ended December 31, 2021 will vest over a 3 to 4-year term. Of the RSUs granted during the year ended December 31, 2020, 191,521 vested on the grant date and the remaining will vest over a 4-year term.

As of December 31, 2022, there was $3,368 of total unrecognized compensation cost related to unvested RSUs.

13. Non-controlling interest

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Non-controlling interest consists mainly of the Company’s ownership minority interest in its New Jersey and IHC Real Estate operations and consists of the following amounts:

	December 31, 2022	December 31, 2021
Opening carrying amount	$5,367	$3,802
Capital distributions	(7,550)	(53)
Investment in NJ partnership	—	(1,406)
Net income attributable to non-controlling interest	4,557	3,024
Ending carrying amount	$2,374	$5,367

14. Related parties

The amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 9), which makes up $250 and $3,550 of the total loan principal balance at December 31, 2022 and December 31, 2021, respectively.
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
(c)
Shareholders’ Equity: During the years ended December 31, 2022, 2021, and 2020, the Company had the following transactions related to shareholders’ equity:
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
•
On March 25, 2020, the Company issued 1,625,701 common shares to an entity controlled by minority shareholders of NJ, pursuant to services surrounding the granting of certain licenses (Note 8).
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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

15. Income taxes

The domestic and foreign components of (loss) income from continuing operations before provision for income taxes are as follows:

	For the years ended

	December 31, 2022	December 31, 2021	December 31, 2020
Domestic	(337,019)	15,513	10,270
Foreign	26,834	29,017	(127,122)
Income (loss) before income taxes	$(310,185)	$44,530	$(116,852)

The provision for income taxes consists of:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Current:
Federal	21,692	21,522	15,262
State	2,718	8,600	7,476
Foreign	106	—	1
Total Current	$24,516	$30,122	$22,739

Deferred:
Federal	(29,297)	(1,353)	(4,210)
State	(6,002)	108	(623)
Foreign	—	—	(7,137)
Total Deferred	$(35,299)	$(1,245)	$(11,970)

Total Income Tax Provision	$(10,783)	$28,877	$10,769

The following table reconciles the expected statutory federal income tax to the actual income tax provision:

	December 31, 2022		December 31, 2021			December 31, 2020
	Amount	Percent	Amount		Percent	Amount	Percent
Net (loss) income before taxes	$(310,185)		$44,530			$(116,852)
Expected income benefit at statutory tax rate	(65,139)	21.0%	9,351		21.0%	(24,539)	21.0%
IRC 280E adjustment	28,607	-9.2%	17,858		40.1%	9,809	-8.4%
Return to provision true-up	(7,359)	2.4%	—		0.0%	—	0.0%
Impairment of goodwill and intangible assets	35,775	-11.5%	—		0.0%	—	0.0%
Changes in unrecognized tax benefits	10,662	-3.5%	(4,274)		-9.6%	(2,821)	2.4%
Extinguishment of debt	(8,239)	2.7%	—		0.0%	—	0.0%
Canada income taxes at different statutory rates	(2,511)	0.8%	(736)		-1.7%	(465)	0.4%
Share based compensation	2,554	-0.8%	3,138		7.0%	2,028	-1.7%
Changes in valuation allowance	19,146	-6.2%	5,992		25.2%	(6,290)	5.4%
U.S. state income taxes	(7,067)	2.3%	9,849		13.5%	5,193	-4.4%
Revaluation of equity/warrants	(12,290)	3.9%	(13,479)		-30.3%	23,227	-19.9%
Revaluation of contingent consideration	(223)	0.1%	753		1.7%	3,929	-3.4%
Other	(4,699)	1.5%	425		1.0%	698	0.6%
Actual income tax provision	$(10,783)	3.5%	$28,877	$-	64.8%	$10,769	-9.2%

As the operations of the Company are predominantly U.S. based, the Company has prepared the tax rate table using the U.S. Federal tax rate of 21.0%.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following table presents a reconciliation of unrecognized tax benefits:

	December 31, 2022	December 31, 2021
Balance at beginning of year	$9,318	$12,008
Increases based on tax positions related to prior periods	2,872	4,884
Increase (decrease) based on tax positions related to prior periods	8,655	(4,546)
Decreases related to settlements with taxing authorities	(1,962)	(3,028)
Balance at end of year	$18,883	$9,318

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. The Company had $2,170 and $1,071 of interest accrued at December 31, 2022 and December 31, 2021, respectively.

The Company's unrecognized tax benefits, inclusive of accruals for income tax related penalties and interest, include $13,223 and $9,318 of tax positions as of December 31, 2022 and December 31, 2021, respectively, that would affect the effective tax rate if recognized. The unrecognized tax benefits are included in other long term liabilities on the consolidated balance sheets. Also included in the balance of unrecognized tax benefits as of December 31, 2022 and December 31, 2021 are $6,758 and $nil, respectively, of tax benefits, that if recognized would result in adjustments to other tax accounts, primarily deferred taxes.

The principal component of deferred taxes are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating losses	$42,022	$26,321
Reserves	2,837	—
Share issuance costs	—	700
Property and equipment	4,689	2,038
Intangible assets	3,768	4,101
Other	8,700	1,696
Total deferred tax assets	62,016	34,856
Valuation allowance	(61,274)	(24,097)
Net deferred tax assets	$742	$10,759

Deferred tax liabilities
Convertible debentures	$-	$(10,065)
Intangible assets	(31,442)	(14,963)
Other	—	—
Total deferred tax liabilities	$(31,442)	$(25,028)

Net deferred tax liabilities	$(30,700)	$(14,269)

The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, the Company continues to maintain a valuation allowance on certain deferred tax assets for the year ended December 31, 2022.

As of December 31, 2022, the Company has $125,953 of Canadian net operating loss carryovers that expire at different times, the earliest of which is 2034 for $547. As of December 31, 2022, the Company has $18,295 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2022, the Company has various state net operating loss carryovers that expire at different times. The statute of limitations with respect to our federal returns remains open for tax years 2019 and forward. Certain acquired subsidiaries were under IRS audit for tax years ended September 30, 2014 and September 30, 2015. This audit was closed during the tax year ended December 31, 2022 and the indemnification asset of $3,973 was released during the year. Over the next twelve months, the Company believes it is reasonably possible that various statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $2,100.

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
16. General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Office and general	$26,000	$10,091	$10,810
Professional fees	12,942	12,041	13,613
Lease expense	5,302	4,523	3,721
Facility and maintenance	4,050	1,396	2,079
Salaries and wages	44,814	30,256	18,792
Share-based compensation	12,162	14,942	10,075
Sales and marketing	10,318	1,858	1,673
Total	$115,588	$75,107	$60,763

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

17. Revenue, net

The Company’s disaggregated revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Wholesale	$63,810	$107,091	$87,443
Retail	184,019	87,119	44,709
Total	$247,829	$194,210	$132,152

For the years ended December 31, 2022, 2021, and 2020, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania (refer to Note 5), the Company recorded sales returns of $1,040 during the year ended December 31, 2022.

18. Finance and other expense

Finance and other expenses were as follows:

	For the years ended

	December 31, 2022	December 31, 2021	December 31, 2020
Interest and accretion	$39,059	$24,989	$7,034
Indemnification asset release	3,973	4,504	—
Forgiveness of principal and interest on loans	—	(1,414)	—
Employee retention credits	(9,440)	—	—
Debt modification fees	2,507	—	—
Other (income) expense	(206)	(230)	393
Total	$35,893	$27,849	$7,427

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The indemnification asset release is the reduction of the indemnification asset related to the expiration of the escrow agreement related to the acquisition of The Apothecarium. The debt modification fees relate to amounts paid to modify the Gage Amended Term Loan which did not meet the criteria to capitalize under ASC 470 Debt.

19. Segment information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, which is the cultivation, production and sale of cannabis products.

Geography

The Company has subsidiaries located in Canada and the United States.

The Company had the following net revenue by geography of:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
United States	$247,829	$194,210	$132,152
Canada	—	—	—
Total	$247,829	$194,210	$132,152

The Company had non-current assets by geography of:

	December 31, 2022	December 31, 2021
United States	$577,750	$409,150
Canada	1,844	296
Total	$579,594	$409,446

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

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital and debt. The equity issuances are outlined in Note 11 and debt issuances are outlined in Note 9.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of December 31, 2022. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants. Other than these items related to loans payable, the Company is not subject to externally imposed capital requirements.

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

The following table summarizes the Company’s financial instruments measured at fair value:

	At December 31, 2022				At December 31, 2021
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$26,158	$-	—	$-	$79,642	$-	—	$-
Restricted cash	605	—		—	—	—		—
Purchase option derivative asset	—	—		50	—	—		868
Total Assets	$26,763	$-		$50	$79,642	$-		$868
Liabilities
Contingent consideration payable	$-	$-		$5,184	$-	$-		$12,535
Warrant liability	—	711		—	—	54,986		—
Total Liabilities	$-	$711		$5,184	$-	$54,986		$12,535

There were no transfers between the levels of fair value hierarchy during the years ended December 31, 2022 or December 31, 2021.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 1, Level 2 and Level 3 of the fair value hierarchy are presented below.

Level 1

Cash and cash equivalents and restricted stock represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

Warrant liability

The following table summarizes the changes in the warrant liability:

Balance at December 31, 2020	$132,257
Included in loss on fair value of warrants	(58,158)
Exercises	(19,113)
Balance at December 31, 2021	$54,986
Addition on acquisition	6,756
Included in gain on fair value of warrants	(59,341)
Exercises	(1,690)
Balance at December 31, 2022	$711

The Company's warrant liability consists of its Series A, B, C, and D convertible preferred stock issued through its 2020 private placements ("private placement warrant liability"), as well as the warrant liability acquired through its Gage Acquisition ("Gage warrant liability") (refer to Note 4).

The warrant liability is remeasured each period using the Black Scholes model. The Company recognized a gain on fair value of warrants of $59,341 and $58,158 for the year ended December 31, 2022 and December 31, 2021, respectively, and a loss of $110,518 for the year ended December 31, 2020.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The private placement warrant liability has been remeasured to fair value. Key inputs and assumptions used in the Black Scholes model were as follows:

	December 31, 2022	December 31, 2021
Common Stock Price of TerrAscend Corp.	$1.13	$6.11
Warrant exercise price	$3,000	$3,000
Warrant conversion ratio	$1,000	$1,000
Annual volatility	105.3%	65.5%
Annual risk-free rate	4.6%	0.6%
Expected term (in years)	0.4	1.4

The Gage warrant liability has been remeasured to fair value. Key inputs and assumptions used in the Black Scholes model were as follows:

	December 31, 2022	March 10, 2022
Common Stock Price of TerrAscend Corp.	$1.13	$4.92
Warrant exercise price	$8.66	$8.66
Annual volatility	97.1%-98.4%	65.0%
Annual risk-free rate	4.8%	1.7%
Expected term (in years)	1.0	2.0

Level 3

Purchase option derivative asset

The following table summarizes the changes in the purchase option derivative asset:

Balance at December 31, 2020	$-
Initial measurement of purchase option derivative asset	1,122
Revaluation of purchase option derivative asset	(254)
Balance at December 31, 2021	$868
Revaluation of purchase option derivative asset	(818)
Balance at December 31, 2022	$50

The purchase option derivative asset has been measured at fair value at the transaction date using the Monte Carlo simulation model that relies on assumptions around the Company’s EBITDA volatility and risk adjusted discount, among others. The Company recognized a loss on fair value of purchase option derivative asset of $818 and $254 for the years ended December 31, 2022 and December 31, 2021, respectively.

Key inputs and assumptions used in the Monte Carlo simulation model are summarized below:

	December 31, 2022	December 31, 2021
Term (in years)	0.5	1.3
Risk-free rate	2.5%	0.4%
EBITDA discount rate	15.5%	15.0%
EBITDA volatility	37.1%	44.0%

Key inputs and assumptions used on the initial measurement date are summarized below:

August 20, 2021
Term (in years)	1.7
Risk-free rate	0.3%
EBITDA discount rate	15.0%
EBITDA volatility	60.0%

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Contingent Consideration Payable

The fair value of contingent consideration was determined using a probability weighted model based on the likelihood of achieving certain revenue and EBITDA scenario outcomes.

The contingent consideration for State Flower was calculated based on fiscal year 2021 revenue and the final earnout has been calculated as of December 31, 2022. During the year ended December 31, 2022, the fair value of the contingent consideration related to the KCR was reduced to $nil, as it was determined it was more likely than not that the earnout criteria would not be met. The combined revaluations resulted in a gain on revaluation of contingent consideration of $1,061 for the year ended December 31, 2022.

A discount rate of 12.2% and 12.3 to 12.9% for the years ended December 31, 2021 and December 31, 2020, respectively, was utilized to determine the present value of the liabilities. As a result of the revaluation, the Company recognized a loss on revaluation of contingent consideration of $3,584 and $18,709 for the years ended December 31, 2021 and December 31, 2020, respectively.

Risk Management

The Company’s risk exposure and the impact on the Company’s financial instruments are summarized below:

(a) Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, net and notes receivable. The Company assesses the credit risk of trade receivables by evaluating the aging of trade receivables based on the invoice date. The carrying amounts of trade receivables are reduced through the use of an allowance account and the amount of the loss is recognized in the consolidated statements of operations and comprehensive loss. When a trade receivable balance is considered uncollectible, it is written off against the allowance for expected credit losses.

Subsequent recoveries of amounts previously written off are credited against operating expenses in the consolidated statements of operations. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company has no customers whose balance is greater than 10% of total trade receivables as of December 31, 2022.

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

i)
Foreign currency risk:

Foreign currency risk is the risk that a variation in exchange rates between the Canadian dollar and U.S. dollar and other foreign currencies will affect the Company’s operations and financial results.

The Company and its subsidiaries hold cash and cash equivalents and other assets and liabilities in currencies other than their functional currency. TerrAscend does not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of TerrAscend's operations. A 10% change in the value of the U.S. dollar compared to the Canadian dollar would result in a change of $2,389 to the unrealized foreign exchange loss (gain).

ii)
Interest rate risk:

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

TerrAscend does not have significant cash equivalents at year. The Amended Gage Term Loan and the Pelorus Term Loan have variable interest rates that are tied to the U.S. "prime rate" and SOFR. At December 31, 2022, a 10% change to each of the interest rates would result in a change to interest expense of $1,295. The remainder of TerrAscend’s loans payable have fixed interest rates from 6% to 12.875% per annum. All other financial liabilities are non-interest-bearing instruments.

22. Commitments and contingencies

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company's consolidated balance sheets or results of operations. At December 31, 2022, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company's consolidated financial statements.

23. Subsequent events

During January 2023, the Company received $12,667, pursuant to a financing agreement with a third-party lender. In exchange, the Company assigned to the lender its interests in the $14,903 ERC claim that was submitted during December 2022 (refer to Note 3). If the Company does not receive the ERC claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the financing agreement through the repayment date. The Company's obligation under the financing agreement will be satisfied upon receipt of the ERC claim or other full repayment.

On January 19, 2023, the Company entered into a multi-year agreement with Wana Brands ("Wana"), the leading edible manufacturer in North America, to introduce Wana's products at The Apothecarium retail stores and additional third-party retailers in New Jersey. The agreement will also transfer to TerrAscend, the manufacturing and sales of Wana's existing portfolio of products in Maryland. Pursuant to the agreement, the Company will serve as the exclusive sole manufacturer, supplier, and commercial partner for Wana's products in New Jersey.

On January 27, 2023, the Company closed on its previously announced acquisition of AMMD. Under the terms of the agreement, the Company acquired 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to entering into a long-term lease with the option to purchase the real estate. The Company now operates vertically integrated licensed operations in Maryland.

On January 30, 2023, the Company appointed Jeroen De Beijer as Chief People and Culture Officer.

On February 9, 2023, the Company opted to return its TerrAscend Canada standard cultivation license, standard processing license and license for sale for medical purposes under the Cannabis Act.

On February 13, 2023, the Company launched adult-use cannabis sales at its Cookies Detroit retail location.

Effective March 1, 2023, TerrAscend sold substantially all of the assets, including all intellectual property and inventory, at its Arise business to a third party.

On March 15, 2023, WDB Holding PA, in exchange for a fee in the amount of 1% of the then outstanding principal loan balance, agreed to an amendment among other things, to (i) extend the obligation date to prepay the Company's debt from March 15, 2023 to June 30, 2023 in which WDB Holding PA must use commercially reasonable efforts to add additional collateral to the Ilera Term Loan, (ii) increase the amount of debt to be reduced by up to $37,000, subject to certain reductions

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

in amount based on meeting certain time based milestones, at a prepayment price of 103.22% to par, and (iii) extend the next test date in respect of the interest coverage ratio until June 30, 2023.