Form 10-K/A
period 2022-12-31
TerrAscend Corp.
filed 2023-05-04
CIK 1778129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(855) 837-7295

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Auditor Firm:	Auditor Firm ID:	Auditor Location:
MNP LLP	1930	Toronto, Canada

The aggregate market value of the voting and non-voting common equity (on an as-converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, held by non-affiliates of the Registrant was $695,057,079.

The number of shares of Registrant’s Common Shares outstanding as of May 1, 2023 was 274,625,998.

EXPLANATORY NOTE

TerrAscend Corp. (“TerrAscend” or the “Corporation”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Filing”), solely for the purposes of amending and supplementing the information required by Items 10 through 14 of Part III of Form 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Corporation’s definitive proxy statement if such statement is filed no later than 120 days after the Corporation’s fiscal year-end. The information required by Items 10 through 14 of Part III of Form 10-K is no longer being incorporated by reference to the proxy statement relating to the Corporation’s 2023 Annual Meeting of Shareholders (the “Meeting”). The reference on the cover of the Original Filing to the incorporation by reference to portions of the Corporation definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Corporation’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

In this Amendment, unless the context requires otherwise, all references to “we,” “our,” “us,” “TerrAscend” and the “Corporation” refer to TerrAscend Corp.

i

FORM 10-K/A

Amendment No. 1

ii

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors (ages as of May 1, 2023):

Name	Age	Position
Ziad Ghanem	45	President and Chief Executive Officer
Keith Stauffer	53	Chief Financial Officer
Lynn Gefen	51	Chief Legal Officer and Corporate Secretary
Jason Wild	50	Executive Chairman, Director
Craig Collard	57	Director
Kara DioGuardi	52	Director
Ira Duarte	54	Director
Ed Schutter	71	Director

Executive Officers

Ziad Ghanem: Ziad Ghanem has served as our President since January 2022 and as our Chief Executive Officer since March 2023. From January 2022 to March 2023, Mr. Ghanem served as our Chief Operating Officer. Mr. Ghanem served as President of all markets at Parallel, a privately held, vertically integrated, multi-state cannabis operator in the U.S, from November 2020 to December 2021. Mr. Ghanem has also previously served in senior leadership roles at Walgreens Boots Alliance. Mr. Ghanem received a Doctor of Pharmacy from the University of Houston.

Keith Stauffer: Keith Stauffer has served as our Chief Financial Officer since April 2020. Mr. Stauffer previously served as Senior Vice President of Finance and Chief Financial Officer of the Global Consumer Beauty Division at Coty, Inc. from August 2018 to March 2020. From January 2008 to May 2018, Mr. Stauffer worked at The Hershey Company, most recently as Vice President of Finance and Chief Financial Officer for Hershey’s International business. Prior to working at The Hershey Company, Mr. Stauffer held various finance positions, both domestically and internationally, at Dell Technologies and Proctor & Gamble.

Lynn Gefen: Lynn Gefen has served as our Chief Legal Officer and Corporate Secretary since May 2022. From July 2014 to May 2022, Ms. Gefen served as Deputy General Counsel, Chief Risk and Compliance Officer and Assistant Secretary at HomeServe, a publicly traded, independent provider of home repair service solutions. Prior to her role at HomeServe, Ms. Gefen worked for Diageo North America, an alcoholic beverage company, from January 2011 to June 2014 and was Associate General Counsel, Chief Compliance Officer and Assistant Secretary at Citrix Systems, a technology company, from 2000-2009. Ms. Gefen received a J.D. from American University and a Bachelor of Arts from the University of Florida.

Non-Employee Directors

Jason Wild: Jason Wild has served as Chairman of our Board since December 2017. Mr. Wild is the President and Chief Investment Officer of JW Asset Management, LLC, an investment fund that he founded in 2003. Mr. Wild has also worked as a professional portfolio manager at JW Asset Management, LLC since 2003. Mr. Wild received a Bachelor’s Degree in Pharmacy from the Arnold and Marie Schwartz College of Pharmacy. The Corporation believes that Mr. Wild is qualified to serve on the Board because of his extensive experience in capital markets, the cannabis industry and his experience in pharmaceuticals.

Craig Collard: Craig A. Collard has served as a member of our Board since December 2018. Mr. Collard is currently the Chief Executive Officer and a member of the board of Heron Therapeutics, Inc., a commercial-stage biotechnology company, positions he has held since April 2023 and February 2023, respectively. He served as the Chief Executive Officer of Veloxis Pharmaceuticals, Inc. (“Veloxis”) from December 2015 until December 2021. Mr. Collard is a member of the board of directors of Sierra Oncology, Inc. Mr. Collard holds a Bachelor of Science in Engineering from the Southern College of Technology (now Southern Polytechnic State University) in Marietta, Georgia. The Corporation believes that Mr. Collard is qualified to serve on the Board of Directors because of his extensive experience as an executive, his experience as a director and his industry experience in pharmaceuticals.

Kara DioGuardi: Kara DioGuardi has served as a member of our Board since March 2022. Ms. DioGuardi co-founded Arthouse Entertainment (“Arthouse”), a music publishing company, in 2000 and is currently the Chief Executive Officer of Arthouse. Ms. DioGuardi graduated from Duke University in 1992 with a Bachelor of Political Science and Government. The Corporation believes that Ms. DioGuardi is qualified to serve on the Board because of her extensive industry experience in the music and publishing industry that brings a strong understanding of people, marketing and culture.

Ira Duarte: Ira Duarte has served as a member of our Board since December 2022. Ms. Duarte currently serves as Chief Financial Officer of Veloxis, a position she has held since October 2018, and has held other finance roles at Veloxis from 2009 to 2018. A Certified Public Accountant, Ms. Duarte holds a B.S. in Accounting from Florida Atlantic University. The Corporation believes that Ms. Duarte is qualified to serve on the Board because of her extensive experience as an executive, her financial expertise as a CFO and her industry experience in pharmaceuticals.

Ed Schutter: Ed Schutter has served as a member of our Board since November 2020. Mr. Schutter was Chief Executive Officer of Arbor Pharmaceuticals (“Arbor”) from 2010 to 2021. Mr. Schutter is a registered pharmacist with a B.S. degree in Pharmaceutical Sciences from Mercer University and an M.B.A. from Kennesaw State University. He has also completed graduate studies in International Business at Njienrode University, Amsterdam, Netherlands. Mr. Schutter is currently a board member of Vitruvias Therapeutics, Intrance Medical Systems and Establishment Labs. The Corporation believes that Mr. Schutter is qualified to serve on the Board because of his extensive experience as an executive, his experience as a director and his industry experience in pharmaceuticals.

There are no family relationships among any of our current directors or executive officers.

Audit Committee and Audit Committee Financial Expert

Audit Committee Composition

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Corporation’s corporate accounting and financial reporting processes and audits of its financial statements.

The Audit Committee is currently comprised of Ms. Swartzman, Ms. Duarte (Chair), and Mr. Collard. Ms. Swartzman will not be standing for re-election to the Board. Ms. Duarte and Mr. Collard have been determined by the Board to be independent for the purposes of NI 52-110. Ms. Swartzman is not considered by the Board to be independent within the meaning of NI 52-110. Our listing with the OTCQX Best Market requires a majority of the audit committee be comprised of independent directors. Based on the education and breadth of experience of each member of the Audit Committee, the Board has determined each such member to be financially literate within the meaning of NI 52-110.

Relevant Education and Experience

For the purposes of NI 52-110, an individual is financially literate if he or she has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the issuer’s financial statements. All members of the Audit Committee have experience reviewing financial statements and dealing with related accounting and auditing issues. The Corporation has determined that Ira Duarte, Chair of the Audit Committee, qualifies as an “audit committee financial expert” as defined in the applicable SEC rules and has been determined by the Board to be independent for the purposes of the Securities Act of 1933.

Reliance on Certain Exemptions

At no time since the commencement of the Corporation’s most recently completed financial year has the Corporation relied on the following exemptions contained in NI 52-110:

(1)
an exemption from section 2.4 (De Minimis Non-Audit Services);
(2)
an exemption from subsection 6.1.1(4) (Circumstance Affecting the Business or Operations of the Venture Issuer);
(3)
an exemption from subsection 6.1.1(5) (Events Outside Control of Member);
(4)
an exemption from subsection 6.1.1(6) (Death, Incapacity or Resignation); or
(5)
an exemption from NI 52-110, in whole or in part, granted under Part 8 (Exemptions).

Exemption for Venture Issuers

The Corporation is a “venture issuer” as defined in NI 52-110 and is relying on the exemption in section 6.1 of NI 52-110 relating to Parts 3 (Composition of Audit Committee) and 5 (Reporting Obligations) of NI 52-110.

Stockholder Communications with the Board

We have not adopted a formal process for shareholder communications with the Board. Nevertheless, we regularly communicate with Shareholders and try to ensure that the views of Shareholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to Shareholders in a timely manner. We believe our responsiveness to shareholder communications to the Board and engagement with Shareholders has been good. We will review each communication and will forward such communications to our Board, or to any individual director to whom the given communication is addressed, unless the given communication consists of general surveys and mailings to solicit business or advertise products; job applications or resumes; general questions and inquiries; or any material that is threatening, illegal or that does not relate to the responsibilities of our Board. Shareholders may provide feedback through a number of channels, including email at info@terrascend.com, at our mailing address (before May 10, 2023, 3610 Mavis Road, Mississauga, Ontario L5C 1W2, and commencing May 10, 2023, 77 City Centre Drive, East Tower - Suite 501, Mississauga, ON), or by calling our phone number (1-855-837-7295).

Code of Business Conduct and Ethics

The Corporation has adopted the TerrAscend Corp. Code of Business Conduct and Ethics ( the “Code of Conduct”) that applies to all officers, directors and employees. If TerrAscend makes any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, it will promptly disclose the nature of the amendment or waiver on its website. The full text of the Code of Conduct is available at the Investor Relations section of TerrAscend’s website at https://ir.terrascend.com/. The reference to TerrAscend’s website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report on Form 10-K/A.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Corporation’s directors and executive officers, and persons who own more than ten percent of a registered class of the Corporation’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

To the Corporation’s knowledge, based solely on a review of the copies of such reports filed on the SEC’s EDGAR system and written representations that no other reports were required, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that (i) due to administrative error JW Asset Management LLC was late filing one Form 4 with respect to one transaction, (ii) Lisa Swartzman, a Director of the Corporation, was late filing one Form 4 with respect to one transaction, and (iii) Richard Mavrinac, a former Director of the Corporation, was late filing one Form 4 with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

As an “emerging growth company,” TerrAscend is required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. These reporting obligations extend only to our “named executive officers”, who are the individuals who (i) served as our principal executive officer, (ii) our two other most highly compensated executive officers other than the principal executive officer, and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as one of our executive officers during the last completed fiscal year (the “Named Executive Officers” or “NEOs”).

Each of the NEOs are employed in their respective NEO role for an indefinite period time, in accordance with each NEO’s employment agreement as outlined in “Compensation of Named Executive Officers”. All arrangements for NEOs are as outlined in their respective employment agreement and as otherwise determined by the Board.

For the financial year ended December 31, 2022, the Corporation’s Named Executive Officers were:

Name	Age	Position
Jason Wild	50	Executive Chairman(1)
Ziad Ghanem	45	President and Chief Executive Officer(2)
Keith Stauffer	53	Chief Financial Officer
Lynn Gefen	51	Chief Legal Officer and Corporate Secretary(3)

________________

(1) Jason Wild, as Executive Chairman, performed certain functions of an executive officer until the Corporation appointed Ziad Ghanem as President and Chief Operating Officer on January 5, 2022.

(2) Mr. Ghanem was appointed President and Chief Operating Officer on January 5, 2022 and was promoted to President and Chief Executive Officer on March 29, 2023.

(3) Ms. Gefen was appointed Chief Legal Officer and Corporate Secretary on May 23, 2022.

The following disclosure outlines the Corporation’s pay decisions in 2022 for the NEOs and directors and provides context for the data presented in the accompanying compensation tables.

Compensation Philosophy and Goals

The Board makes decisions regarding all forms of compensation, including salaries, bonuses and equity incentive compensation, paid to the Corporation’s CEO, CFO and other executive officers, as applicable, as well as approves corporate goals and objectives relevant to their compensation. The Board also administers employee incentive compensation, including the Corporation’s Stock Option Plan and RSU Plan.

The Corporation’s compensation practices are designed to retain, motivate and reward its executive officers and directors for their performance and contribution to the long-term success of the Corporation. The Board seeks to compensate executive officers by combining short-term and long-term cash and equity incentives. It also seeks to reward the achievement of corporate and individual performance objectives and to align executive officers’ incentives with the Corporation’s performance. The Corporation seeks to tie individual goals to the area of the executive officer’s primary responsibility. These goals may include the achievement of specific financial, strategic or business development goals. Corporate performance goals are tied to the Corporation’s financial performance during the applicable financial year.

In order to achieve the Corporation’s growth objectives, attracting and retaining the right team members is critical. A key part of this is providing compensation that attracts high performers and compensates them for their continued achievements. Employee participation in the Stock Option Plan and the RSU Plan drives employee retention, entrepreneurial behavior and share ownership. The Corporation’s communication of clear and concrete criteria and process for merit-based increases and bonuses also motivates its employees to achieve individual and corporate goals.

Summary Compensation Table

The following table sets out all compensation paid, payable, awarded, granted, given, or otherwise provided, directly or indirectly, by the Corporation to each NEO who performed such functions, in any capacity, during the financial years ended December 31, 2022 and December 31, 2021. All NEOs were paid in US dollars.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(4)	Option awards ($)	Value of all other compensation ($)	Total ($)
Jason Wild(1) Executive Chairman	2022	Nil	Nil	Nil	Nil	500,000	500,000
	2021	Nil	Nil	Nil	1,762,169	516,216	2,278,385
Ziad Ghanem(2) President Chief Executive Officer	2022	412,468	170,000	166,500	1,857,684	Nil	2,606,652
Keith Stauffer Chief Financial Officer	2022	404,266	145,600	421,312	106,567	Nil	1,077,745
	2021	400,000	137,989	140,299	Nil	Nil	678,288
Lynn Gefen(3) Chief Legal Officer Secretary	2022	191,441	79,068	Nil	1,167,122	Nil	1,437,631
(1)
Mr. Wild served as principal executive officer of the Corporation from until January 5, 2022.
(2)
Mr. Ghanem joined the Corporation as President and Chief Operating Officer on January 5, 2022 and was promoted to President and Chief Executive Officer on March 29, 2023. The 2022 salary reported reflects the pro rata portion of Mr. Ghanem’s 2022 annual salary of $425,000.
(3)
Ms. Gefen joined the Corporation as Chief Legal Officer and Corporate Secretary on May 23, 2022. The 2022 salary reported reflects the pro rata portion of Ms. Gefen’s annual salary of $325,000.
(4)
This column reflects the aggregate grant date fair value of RSUs granted during the year measured pursuant to Accounting Standards Codification Topic 218, or ASC Topic 718. This calculation assumes that the Named Executive Officer will perform the requisite service for the award to vest in full as required by the SEC rules. The amounts reported do not reflect the actual economic value that will be realized by the Named Executive Officer upon the settlement of such stock awards or the sale of the Common Shares issuable upon the settlement of such stock awards. The assumptions we used in valuing RSUs are described in Note 2. Summary of Significant Accounting Policies, note (r) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Compensation of Named Executive Officers

In order to achieve the Corporation’s executive compensation objectives, the compensation paid to NEOs consists primarily of three elements: base salary, annual bonuses and long-term equity incentives. The Board conducts reviews with respect to officer compensation at least once a year.

Compensation for executive officers is established based on the scope of their responsibilities and their prior relevant experience, taking into account compensation paid by other companies in the industry for similar positions and the overall market demand for such executives. The Board, through the Compensation Committee of the Board of Directors of the Corporation (the “Compensation Committee”), reviews the public disclosure available for other comparable cannabis companies to assist in determining the competitiveness of the base salary, bonuses, benefits and stock options paid to the executive officers of the Corporation, to ensure that the executive officer’s total compensation is in line with the Corporation’s overall total rewards philosophy. The Compensation

Committee may, but is not obligated to, benchmark compensation to members of its peer group or similar companies as the Corporation matures.

i)
Base Salary

Base salaries are reviewed annually and are increased for merit reasons, based on the executive’s success in meeting or exceeding individual objectives and/or for market competitiveness. Additionally, base salaries can be adjusted as warranted throughout the year to reflect promotions or other changes in the scope or breadth of an executive’s role or responsibilities, as well as for market competitiveness. See section below entitled “Employment, Consulting and Management Agreements” for details related to each NEO.

ii)
Bonus Plan

The Corporation’s employee compensation program includes eligibility for annual incentive cash bonuses. Parameters for NEO bonuses are set out in each executive’s employment agreement and the Corporation’s annual incentive plan (“AIP”). See section below entitled “Employment, Consulting and Management Agreements” for details related to each NEO. Each NEO has defined performance objectives determined with consideration to the role of the executive. Bonuses paid pursuant to the AIP are based on financial and non-financial results of the Corporation. Financial parameters used to determine the financial performance of the Corporation are the revenue and EBITDA of the Corporation and revenues and EBITDA at the divisional level each as compared with the budget. For each of these parameters and levels, there are minimum and maximum expectations annually. In 2022, bonus determinations were based largely on the financial performance of the Corporation. However, there was recognition by the Board, through the Compensation Committee, that NEOs should be compensated based on progress for strategic initiatives to be implemented beyond the current fiscal year, in addition to the financial performance of the Corporation. This permits the Corporation to acknowledge contributions which will have delayed financial value. As formally introduced into the Corporation’s AIP on April 25, 2022, NEOs are assessed on the forward-looking strategic initiatives. This has been reviewed and subsequently detailed further by the Compensation Committee at the end of 2022. As a result, for 2023, NEO bonuses have the following breakdown: 60% is based on the Corporation’s performance and 40% is based on progress for strategic initiatives for the future. The Compensation Committee has discretion to adjust bonuses as they deem appropriate.

iii)
Long-Term Equity Incentives

The Corporation currently has in place a rolling 10% Stock Option Plan and an RSU Plan. See section below entitled “Stock Option Plan and RSU Plan” for a description of the Stock Option Plan and RSU Plan.

Stock Option Plan and RSU Plan

Stock Option Plan

The purpose of the Stock Option Plan is to (i) provide the Corporation with the advantages of the incentive inherent in equity ownership in the Corporation by directors, officers, consultants and key employees of the Corporation and its subsidiaries; (ii) create in such persons a proprietary interest in, and a greater concern for, the welfare and success of the Corporation; (iii) encourage such persons to remain with the Corporation and its subsidiaries; and (iv) attract employees, directors and consultants of the highest calibre by offering them an opportunity to share in any increase in value of the Common Shares resulting from their efforts.

The following is a summary of the Stock Option Plan and is qualified in its entirety by reference to the full text of the Stock Option Plan, as amended incorporating the Stock Option Plan Amendments assuming the requisite approval of the Stock Option Plan Resolution, which is attached as Schedule “B” to the Corporation’s definitive proxy statement filed May 2, 2023 and is available under the Corporation’s profile on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.

The Corporation currently has in place a rolling 10% Stock Option Plan, pursuant to which approximately 20,111,246 Options were outstanding as of December 31, 2022. The Board is responsible for administering the Stock Option Plan.

At the Meeting, Shareholders are being asked to approve an increase to the aggregate plan limit for the Stock Option Plan and the RSU Plan (together with any other share compensation arrangement of the Corporation) from a rolling 10% to 15% of the outstanding Common Shares on each date on which the award is granted (on a non-diluted basis).

The Stock Option Plan currently provides that the number of Common Shares that may be reserved for issuance upon the exercise of options to purchase Common Shares (and together with any other share compensation arrangement of the Corporation, including the RSU Plan) will not exceed (in the aggregate) 10% of the outstanding Common Shares on each date on which the Option or other award, as applicable, is granted (the “Grant Date”) on a non-diluted basis. The Corporation is required, at all times during the term of the Stock Option Plan, to reserve and keep available the number of Common Shares necessary to satisfy the requirements of the Stock Option Plan.

The number of Common Shares reserved for issuance to any one person under an Option granted pursuant to the Stock Option Plan, when combined with the number of Common Shares reserved for issuance under all awards granted within the one-year period prior to the Grant Date under all other share compensation plans, including the Stock Option Plan and the RSU Plan, may not exceed 5% of the issued and outstanding Common Shares at the Grant Date on a non-diluted basis, unless the Corporation has obtained disinterested shareholder approval. The number of Common Shares reserved for issuance under an award granted pursuant to the Stock Option Plan to any (i) consultant, or (ii) party providing investor relation services, when combined with the number of Common Shares reserved for issuance under all Options granted within the one-year period prior to the Grant Date to (i) all consultants, or (ii) all parties providing investor relation services, respectively, cannot exceed 2% of the issued and outstanding Common Shares on the Grant Date on a non-diluted basis.

Unless disinterested shareholder approval is obtained, the number of Common Shares that may be reserved for issuance to insiders pursuant to the grant of Options under the Stock Option Plan and under any other share compensation arrangement, including the RSU Plan, will not exceed, in the aggregate, 10% of the outstanding Common Shares on a non-diluted basis at any point in time.

Unless disinterested shareholder approval is obtained, an Option may only be granted to an insider under the Stock Option Plan if the number of Common Shares reserved for issuance under that Option, when combined with the number of Common Shares reserved for issuance under awards granted within the one-year period before the Grant Date by the Corporation to insiders under all other share compensation plans, including the Stock Option Plan and the RSU Plan, does not exceed, in the aggregate, 10% of the outstanding Common Shares on the Grant Date on a non-diluted basis.

Options to purchase Common Shares granted under the Stock Option Plan will have an exercise price not less than the “fair market value” of a Common Share on the Grant Date, being the five (5) day volume weighted average price of the Common Shares based on the Grant Date of the Option. The exercise price, term and vesting of options to purchase Common Shares shall otherwise be as approved by the Board. Unless otherwise determined by the Board, options to purchase Common Shares typically vest and become exercisable at a rate of 25% on each of the first four anniversary dates from the date of grant.

Common Shares which have been issued on the exercise of an option will again be available for grants under the Stock Option Plan, and will be considered to be part of the pool of Common Shares available for options to purchase Common Shares under the Stock Option Plan. Any Common Share subject to an option granted under the Stock Option Plan that expires or terminates without having been exercised shall again be available for a grant of options under the Stock Option Plan. The term of the Options to purchase Common Shares granted under the Stock Option Plan shall not exceed ten years from the date of grant. Options granted pursuant to the Stock Option Plan are non-transferable.

RSU Plan

The purpose of the RSU Plan is to: (i) promote a further alignment of interests between directors, officers, consultants and key employees of the Corporation, or a subsidiary, and the shareholders of the Corporation; (ii) associate a portion of such persons’ compensation with the returns achieved by shareholders of the Corporation; and (iii) attract and retain such directors, officers, consultants and key employees with the knowledge, experience and expertise required by the Corporation.

The following information is a summary of the material terms of the Corporation’s RSU plan and is qualified in its entirety by reference to the full text of the RSU Plan, as amended incorporating the RSU Plan Amendments and assuming the requisite approval of the RSU Plan Resolution, which is attached as Schedule “C” to the Corporation’s definitive proxy statement filed May 2, 2023 and is available under the Corporation’s profile on SEDAR at www.sedar.com and on the SEC’s website at www.sec.gov.

The Corporation currently has in place a RSU Plan, pursuant to which 415,640 RSUs were outstanding as of December 31, 2022. The Board is responsible for administering the RSU Plan.

At the Meeting, Shareholders are being asked to approve an increase to the aggregate plan limit for the RSU Plan and the Stock Option Plan (together with any other share compensation arrangement of the Corporation) from a rolling 10% to 15% of the outstanding Common Shares on each date on which the award is granted (on a non-diluted basis).

Pursuant to the RSU Plan, the number of Common Shares that may currently be reserved for issuance under the RSU Plan and under any other share compensation plans of the Corporation, including the Stock Option Plan, will not exceed (in the aggregate) 10% of the outstanding Common Shares on the grant date on a non-diluted basis. The Corporation is required, at all times during the term of the RSU Plan, to reserve and keep available the number of Common Shares necessary to satisfy the requirements of the RSU Plan.

The number of Common Shares reserved for issuance to any one person pursuant to the grant of awards under the RSU Plan, when combined with the number of Common Shares reserved for issuance under all awards granted within the one-year period prior to the Grant Date under all other share compensation plans, including the Stock Option Plan and the RSU Plan, may not exceed 5% of the issued and outstanding Common Shares at the Grant Date on a non-diluted basis, unless the Corporation has obtained disinterested shareholder approval. The number of Common Shares reserved for issuance under an award granted pursuant to the RSU Plan to any: (i) consultant, or (ii) party providing investor relation services, when combined with the number of Common Shares reserved for issuance under all awards granted under the RSU Plan within the one-year period prior to the Grant Date to (i) all consultants, or (ii) all parties providing investor relation services, respectively, cannot exceed 2% of the issued and outstanding Common Shares on the Grant Date on a non-diluted basis.

Unless disinterested shareholder approval is obtained, the number of Common Shares that may be reserved for issuance to insiders pursuant to the grant of awards under the RSU Plan and under any other share compensation arrangement, including the Stock Option Plan, will not exceed, in the aggregate, 10% of the outstanding Common Shares on a non-diluted basis at any point in time.

Unless disinterested shareholder approval is obtained, an award under the RSU Plan may only be granted to an insider under the RSU Plan if the number of Common Shares reserved for issuance under that award, when combined with the number of Common Shares reserved for issuance under awards granted within the one-year period before the Grant Date by the Corporation to insiders under all other share compensation plans, including the Stock Option Plan and the RSU Plan, does not exceed, in the aggregate, 10% of the outstanding Common Shares on the Grant Date on a non-diluted basis.

Grant Date by the Corporation to insiders under all other share compensation plans, including the Stock Option Plan and the RSU Plan, does not exceed, in the aggregate, 10% of the outstanding Common Shares on the Grant Date (including any Common Shares issuable on exchange of the outstanding proportionate voting shares and exchangeable shares of the Corporation, but otherwise on a non-diluted basis).

Any vested RSUs will be settled in the form of Common Shares as provided in the applicable award agreement. Unless otherwise determined by the Board, RSUs typically vest over a four year period and are settled on each of the first four anniversary dates from the date of grant. Awards granted under the RSU Plan will have a market value on any given date of the closing price of the Common Shares on any exchange the Corporation is then listed on the trading day prior to the relevant date. The term, vesting and any performance conditions applicable to an award of RSUs shall be as approved by the Board. RSUs awarded pursuant to the RSU Plan are non-transferable.

Employment, Consulting and Management Agreements

The Corporation has employment agreements with each of its NEOs, Ziad Ghanem, its President and Chief Executive Officer (“CEO”) (who joined the Corporation effective as of January 5, 2022 as its President and Chief Operating Officer, and subsequently promoted to CEO on March 29, 2023, in addition to continuing in his existing role as President), Keith Stauffer, its Chief Financial Officer and Lynn Gefen, its Chief Legal Officer (who joined the Corporation effective May 23, 2022). Such employment agreements provide for, among other things, the continuation of the employment for an indefinite term, subject to termination as provided for in the employment agreements.

Employment Agreement – Ziad Ghanem – President and CEO

Pursuant to an employment agreement dated January 10, 2022 (“January 2022 Employment Agreement”). Mr. Ghanem was entitled to an annual salary of $425,000 and is eligible to participate in a bonus plan whereby he will have an annual bonus opportunity of 40% of his annual salary payable in cash, with the full amount guaranteed in the first year, and long term incentive (“LTI”) in the form of RSUs of up to 40% of his annual salary pursuant to the Corporation’s Share Unit Plan and as determined by the Board from time to time. Mr. Ghanem received a one-time grant of 30,000 RSUs and 325,000 stock options, subject to the Corporation’s policies and received a further grant of 350,000 stock options on September 23, 2022. In the event that the Corporation terminates Mr. Ghanem’s employment without cause, Mr. Ghanem would be entitled to: (i) continued pay and benefits for a twelve months period, less applicable deductions (“Severance Pay”); and (ii) the accelerated vesting of unvested options (granted subject to the provisions of the Stock Option Plan) on a pro-rata basis. Pursuant to the terms of his employment agreement, Mr. Ghanem agreed that he shall not engage in any activity which is in competition with the Corporation during his employment and for a period of twelve months thereafter. Mr. Ghanem is also precluded from soliciting the Corporation’s customers or employees for a twelve-month period following his last day of active employment.

On March 29, 2023, the Board of Directors promoted Mr. Ghanem to President and Chief Executive Officer. In connection with his appointment, the Corporation, entered into an executive employment agreement with Mr. Ghanem (the “New Employment Agreement”), dated and effective as of March 29, 2023. Pursuant to the New Employment Agreement, Mr. Ghanem will receive an annual base salary of US$500,000 and will be eligible, among other things: (i) to receive an annual discretionary performance bonus of 75% of his then-current base salary, (ii) to continue participating in employee benefit programs and plans and (iii) to receive LTI in the form of RSUs of up to 100% of his then-current base salary pursuant to the Corporation’s Share Unit Plan and as determined by the Board from time to time. In the event that the Corporation terminates Mr. Ghanem’s employment without cause, Mr. Ghanem would be entitled to: (i) continued pay and benefits for a twelve months period, less applicable deductions (“Severance Pay”); and (ii) the accelerated vesting of unvested options (granted subject to the provisions of the Stock Option Plan) on a pro-rata basis.

In the event of a change of control, 100% of Mr. Ghanem’s unvested options and RSUs will accelerate and vest immediately. In addition, if Mr. Ghanem’s employment is terminated without cause or for good reason within 12 months following a change of control, Mr. Ghanem will be entitled to two times his Severance Pay and, if not yet paid, his full bonus for the prior calendar year and full bonus for the current calendar year.

Employment Agreement – Keith Stauffer – Chief Financial Officer

Pursuant to an employment agreement dated April 22, 2020, and as subsequently amended, Mr. Stauffer is entitled to an annual salary of $416,000 and is eligible to participate in a bonus plan whereby he will have an annual bonus opportunity of 50% of his annual salary, payable in cash or RSUs that will vest immediately upon award, and long term incentive of up to 100% of his annual salary payable in RSUs. In the event of a change of control (as defined in the employment agreement), Mr. Stauffer would be entitled to the accelerated vesting of unvested options (granted subject to the provisions of the Stock Option Plan). In the event that the Corporation terminates Mr. Stauffer’s employment without cause, Mr. Stauffer would be entitled to: (i) a lump sum payment of an amount equal to six months’ annual salary (nine months in the case of termination related to a non-performance issue), less applicable deductions; and (ii) the accelerated vesting of unvested options (granted subject to the provisions of the Stock Option Plan) on a pro-rata basis. Pursuant to the terms of his employment agreement, Mr. Stauffer agreed that he shall not engage in any activity which is in competition with the Corporation during his employment and for a period of twelve months thereafter. Mr. Stauffer is also precluded from soliciting the Corporation’s customers or employees for a twelve-month period following his last day of active employment. In April 2023, the Board of Directors in its discretion increased Mr. Stauffer’s annual base salary to $433,000, effective April 3rd, 2023.

Employment Agreement – Lynn Gefen – Chief Legal Officer and Corporate Secretary

Pursuant to an employment agreement dated May 23, 2022, Ms. Gefen is entitled to an annual salary of $325,000 and is eligible to participate in a bonus plan whereby she will have an annual bonus opportunity of 40% of her annual salary payable in cash, and long term incentive in the form of RSUs of up to 40% of her annual salary. In 2022, Ms. Gefen received 275,000 stock options on May 25, 2022 and 281,250 on September 23, 2022, subject to the Corporation’s policies. In the event that the Corporation terminates Ms. Gefen’s employment without cause, Ms. Gefen would be entitled to: (i) continued pay and benefits for a twelve (12) month period, less applicable deductions; and (ii) the accelerated vesting of unvested options (granted subject to the provisions of the Stock Option Plan) on a pro-rata basis. Pursuant to the terms of her employment agreement, Ms. Gefen agreed that she shall not engage in any activity which is in competition with the Corporation during her employment and for a period of twelve months thereafter. Ms. Gefen is also precluded from soliciting the Corporation’s customers or employees for a twelve-month period following her last day of active employment. In April 2023, the Board of Directors in its discretion increased Ms. Gefen’s annual base salary to $350,000, effective April 3rd, 2023.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards that were held by our NEOs as of December 31, 2022.

Outstanding Equity Awards
	Option Awards				Stock Awards
Named Executive Officer	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of shares or units of stock that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jason Wild	1,000,000 50,000	Nil 150,000(1)	Nil Nil	3.16 10.79	6/19/23 3/25/31	35,885 Nil	40,550 Nil	Nil Nil	Nil Nil
Ziad Ghanem	Nil Nil	325,000(1) 350,000(1)	Nil Nil	5.43 1.32	03/21/32 10/3/32	30,000 Nil	33,900 Nil	Nil Nil	Nil Nil
Keith Stauffer	666,666 Nil	333,334(2) 100,000(1)	Nil Nil	2.11 1.32	4/27/25 10/3/32	8,669 75,912	9,796 85,781	Nil Nil	Nil Nil
Lynn Gefen	Nil Nil	275,000(1) 281,250(1)	Nil Nil	3.90 1.32	5/25/32 10/3/32	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Such Stock Options vest annually over four (4) years from the grant date.
(2) Such Stock Options vest annually over three (3) years from the grant date.

Pension Benefits

The Corporation does not have a pension plan that provides for payments or benefits to the NEOs or directors at, following, or in connection with retirement.

Directors’ and Officers’ Liability Insurance

As of the date hereof, the Corporation holds director and officer liability insurance in the aggregate amount of $10,000,000, subject to a $1,000,000 deductible payable by the Corporation. The annual premium paid by the Corporation for this coverage is $1,267,266 for the 13 month period ending May 5, 2023. The Corporation has renewed its policy through May 2024.

No indemnification under section 136 of the OBCA was paid or became payable in 2022.

Director Compensation Table

The following table sets forth a summary of the compensation paid to TerrAscend’s non-employee directors during 2022. Mr. Wild was an executive officer of the Corporation through January 5, 2022, after which date Mr. Wild continued to serve as a director of the Corporation. Mr. Wild did not receive any additional compensation for his services as an executive officer.

Name	Stock Awards ($)(1) (2)	Total ($)
Jason Wild(3)	500,000	500,000
Craig Collard	313,500	313,500
Kara DioGuardi	166,600	166,600
Ira Duarte(4)	Nil	Nil
Lisa Swartzman	250,500	250,500
Ed Schutter	252,000	252,000

(1) The amounts in the Stock Awards column reflect the grant date fair value of each RSU award granted during the year ended December 31, 2022, computed in accordance with ASC Topic 718. This calculation assumes that the director will perform the requisite service for the award to vest in full as required by SEC rules. These amounts do not reflect the actual economic value that will be realized by the director upon vesting of the RSUs or the sale of the common stock underlying such RSUs.

(2) The table below shows the aggregate number of stock awards outstanding for each of our directors who is not a named executive officer, as of December 31, 2022:

(3) Payments for Mr. Wild’s service as a non-employee director for the portion of 2022 subsequent to the cessation of his employment with the Corporation is set forth in the Summary Compensation Table. The outstanding equity awards held by Mr. Wild are set forth in the Outstanding Equity Awards at December 31, 2022 Fiscal Year-End.

(4) Ms. Duarte joined the Board in December 2022 but did not receive any grants in compensation for her service until 2023. Accordingly, Ms. Duarte’s equity compensation is considered 2023 compensation and is not included in this table.

Compensation of Directors

The Compensation Committee conducts reviews with respect to director compensation at least once a year. In 2022, the annual base compensation for directors was an aggregate of $200,000 per director, paid entirely in RSUs (or the pro rata amount thereof based on time served in a year). Additional compensation for participation in the committees of the Board is as follows (all of which shall be paid in RSUs): an additional remuneration of $19,500 for the Audit Committee Chair, $7,500 for Audit Committee members, $12,000 for the Compensation Committee Chair, and $6,000 for Compensation Committee members. The Corporation has yet to determine compensation for the Nominating and Corporation Governance Committee. The Chair (or Executive Chair) of the Board is paid an additional $300,000 (in RSUs). Directors are issued RSUs on the date of the Meeting, with each RSU vesting on the last calendar day of the year. Additionally, all directors are reimbursed for the out-of-pocket expenses related to their attendance at Board and committee meetings.

For more information regarding the Corporation’s pay decisions in 2022 please see section above entitled “Compensation Philosophy and Goals.”

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of the Common Shares as of the March 31, 2023 by:

• each Shareholder known by the Corporation to own beneficially 5% or more of our Common Shares;

• each of the Corporation’s directors;

• each of the Named Executive Officers; and

• all current directors and executive officers as a group.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is, before May 10, 2023, c/o TerrAscend Corp., 3610 Mavis Road, Mississauga, Ontario L5C 1W2, and commencing May 10, 2023, c/o TerrAscend Corp., 77 City Centre Drive, East Tower - Suite 501, Mississauga, ON L5B 1M5.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
5% Shareholders
Jason Wild 489 5th Ave, New York, NY 10017, United States Michael Hermiz (3) 3663 Piccadilly Drive Rochester Hills, MI 48309 United States	88,621,984(2) 14,044,680	32.27% 5.1%
Current Directors and Named Executive Officers
Craig Collard	408,579	*
Kara DioGuardi	60,827	*
Ira Duarte	--	*
Ed Schutter	1,123,645	*
Lisa Swartzman	151,141	*
Jason Wild	88,621,984	32.27%
Ziad Ghanem	58,600	*
Keith Stauffer	58,670	*
Lynn Gefen	--	*
All current directors and executive officers as a group (8 persons)	90,433,446	32.93%

________________

*Represents ownership of less than 1.0%.

(1)
Based on 274,625,998 Common Shares (including the Common Shares reserved for issuance upon the exchange of convertible securities that are exchangeable at the option of the holder and that such holder has the right to acquire within 60 days of such date as of April 27, 2023) and includes for each person and group the number of shares that such person or group has the right to acquire within 60 days of such date.
(2)
Based on a Schedule 13D filed with the SEC on December 23, 2022 by a group, including Jason Wild, and a Form 4 filed with the SEC on December 28, 2022, December 29, 2022, March 24, 2023, March 27, 2023, March 28, 2023 and March 30, 2023. Mr. Wild has sole voting power and dispositive power over 2,257,324 shares and shared voting power and dispositive power over 116,975,424 shares.
(3)
Based on a Schedule 13G filed with the SEC on February 9, 2023 by Michael Hermiz. Mr. Hermiz has sole voting power and dispositive power over 14,044,680 shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out certain details as at December 31, 2022 with respect to the Stock Option Plan and the RSU Plan, being the sole equity compensation plans pursuant to which equity securities of the Corporation are authorized for issuance. As of December 31, 2022, none of the equity based awards have been approved by the Shareholders of the Corporation. A description of the Stock Option Plan and RSU Plan can be found in the section above entitled “Stock Option Plan and RSU Plan”.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c) (1)
Stock Option Plan	20,111,246	$3.63	14,547,284
RSU Plan	415,640	N/A
Equity Compensation plans not approved by security holders	0	N/A
(1)
The Stock Option Plan and the RSU Plan each currently provide that the number of Common Shares that may be reserved for issuance under both of these plans (together with any other share compensation arrangement of the Corporation) will not exceed (in the aggregate) 10% of the outstanding Common Shares (on an outstanding basis) on any given date. As of December 31, 2022, 350,741,706 Common Shares (including Common Shares, Preferred Shares and Exchangeable Shares) were issued and outstanding. Therefore, 35,074,170 options and RSUs were available for issuance under the Stock Option Plan and the RSU Plan on that date (December 31, 2022, being 10% of the number of Common Shares issued and outstanding (on a fully diluted basis), less 20,111,246, being the number of securities to be issued upon exercise of the outstanding Stock Options, and less 415,640, being the number of securities to be issued upon issuance of the outstanding RSUs). Note references in this Annual Report on Form 10-K/A to a proposed increase from 10% to 15% for the limits under each of the Stock Option Plan and the RSU Plan, subject to shareholder approval at the Meeting, in addition to clarifying that future calculations of plan limits will be on a non-diluted basis.
(2)
In addition to the weight average exercise price of options noted below of $3.63 weighted average exercise price of warrants outstanding as December 31, 2022 is $4.49. On an aggregate basis including outstanding options, warrants, and RSU’s the weighted average exercise price is $4.06.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy and Procedures

The Corporation adopted a related person transaction policy on January 25, 2023 that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated, any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors, for review, consideration and approval, ratification, or rejection. The presentation must include a description of, among other things, (a) all of the parties thereto, (b) the interests, direct or indirect, of any related person in the transaction, (c) a description of the purpose of the transaction, (d) all of the materials facts of the proposed transaction, including the proposed aggregate value of such transaction, or, in the case of indebtedness, that amount of principal that would be involved, (e) the benefits to the Corporation of the proposed transaction, (f) if applicable, the availability of other sources of comparable products or services, (g) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to employees generally, and (h) management’s recommendation with respect to the proposed transaction. In considering related person transactions, our Audit Committee, or other independent body of our Board of Directors, will take into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to us;
•
the impact on a director's independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board of Directors, shall approve only those transactions that, in light of known circumstances, it determines in the good faith exercise of its discretion are in, or are not inconsistent with, our best interests and our stockholders' best interests.

Certain Related Person Transactions

The following includes a summary of transactions since January 1, 2022 to which the Corporation has been a party, in which the amount involved in the transaction or proposed transaction is in excess of $120,000 and in which any of our directors, executive officers or, to our knowledge, any person or company who beneficially owns, controls or directs directly or indirectly, more than 5% of our voting securities or any associate or affiliate (including member of the immediate family) of any of the forgoing persons had or will have a direct or indirect material interest by way of beneficial ownership of securities or otherwise. Other than as described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which the Corporation has been or will be a party other than compensation arrangements, which include equity and other compensation, termination, or change in control and other arrangements, which are described under “Executive Compensation” and “Statement of Director Compensation”.

On August 31, 2021, the Corporation entered into a definitive arrangement agreement (the “Arrangement Agreement”) with Gage Growth Corp. (“Gage”), pursuant to which TerrAscend was to acquire all of the issued and outstanding subordinate voting shares of Gage by way of a court- approved plan of arrangement under the Canada Business Corporations Act. The arrangement was approved at the special meeting of the Corporation’s Shareholders on November 11, 2021, and the arrangement closed on March 10, 2022, subject to the satisfaction or waiver of all remaining closing conditions. Pursuant to the terms of the Arrangement Agreement, Gage shareholders received 0.3001 of a Common Share for each Gage share (or equivalent) held. Pursuant to the Arrangement Agreement, TerrAscend issued an aggregate of 51.2 million Common Shares and up to 25.8 million Common Shares were reserved for issuance in connection with the exercise or exchange of former Gage convertible securities if and when exercised or exchanged. At the time of the Arrangement Agreement, the transaction was valued at approximately $545mm, exclusive of convertible securities subject to exercise or exchange. A copy of the Arrangement Agreement is available on the Corporation’s profile on SEDAR at www.sedar.com. The acquisition of Gage was a “related party transaction” pursuant to Multilateral Instrument 61-101 — Protection of Minority Security Holders in Special Transactions (“MI 61-101”) and was subject to Part 5 of MI 61-101, as Mr. Wild is a control person of the Corporation and was a control person of Gage, and as Mr. Mavrinac was a director of the Corporation and was a director of Gage. While technically exempt from the minority approval requirement of MI 61-101 pursuant to Section 5.7(a) thereof, the Corporation sought and obtained approval from minority Shareholders of the Corporation at the special meeting of the Corporation’s Shareholders on November 11, 2021 as an additional procedural safeguard to ensure the rights of minority Shareholders were appropriately considered in respect of the acquisition of Gage.

Indemnification Agreements

The Corporation indemnifies its directors and officers to the fullest extent permitted by law pursuant to indemnification agreements entered between the Corporation and each of its directors and officers. Each indemnification agreement also provides that, on satisfaction of certain conditions, the Corporation will advance expenses incurred by a director or officer prior to the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer or director for any liability arising out of his or her actions in that capacity regardless of whether the Corporation would otherwise be permitted to indemnify him or her under the provisions of Ontario law.

Director Independence

Pursuant to National Instrument 52-110 – Audit Committees (“NI 52-110”), a director is considered to be independent if he or she has no direct or indirect material relationship with the Corporation that the Board believes could reasonably be perceived to materially interfere with his or her ability to exercise independent judgment. NI 52-110 sets out certain situations where a director is deemed to have a material relationship with the Corporation.As of May 2, 2023, the Board consisted of six persons, three of whom the Corporation believes to be independent based upon the tests for independence set forth in NI 52-110: Mr. Craig Collard, Ms. Ira Duarte and Ms. Kara DioGuardi. Mr. Jason Wild is not an independent director as he served as an executive officer of the Corporation. Ms. Lisa Swartzman is not an independent director as she has accepted a consulting, advisory or other compensatory fee from the Corporation, other than as remuneration for acting in her capacity as a member of the Board. Mr. Ed Schutter is not an independent director as he is the former Chief Executive Officer of Arbor, a privately held company in respect of which Mr. Wild was also a director and served as a member of the Arbor compensation committee (although this is no longer the case given the sale of Arbor in September 2021; Mr. Wild and Mr. Schutter are no longer involved with Arbor). In 2021, the Board appointed Mr. Collard as the lead independent director of the Board.

We meet the director independence for our listing with the OTCQX Best Market, being a minimum of two independent directors and a majority of the audit committee being comprised of independent directors. Our Common Shares are not currently quoted or listed on any U.S. national exchange or interdealer quotation system that has a requirement that a majority of our Board be independent.

Audit Committee

The Audit Committee is currently comprised of Ms. Swartzman, Ms. Duarte (Chair), and Mr. Collard. Ms. Swartzman will not be standing for re-election to the Board. Ms. Duarte and Mr. Collard have been determined by the Board to be independent for the purposes of NI 52-110. Ms. Swartzman is not considered by the Board to be independent within the meaning of NI 52-110. Our listing with the OTCQX Best Market requires a majority of the audit committee be comprised of independent directors. Based on the education and breadth of experience of each member of the Audit Committee, the Board has determined each such member to be financially literate within the meaning of NI 52-110.

Reliance on Certain Exemptions

At no time since the commencement of the Corporation’s most recently completed financial year has the Corporation relied on the following exemptions contained in NI 52-110:

(1)
an exemption from section 2.4 (De Minimis Non-Audit Services);
(2)
an exemption from subsection 6.1.1(4) (Circumstance Affecting the Business or Operations of the Venture Issuer);
(3)
an exemption from subsection 6.1.1(5) (Events Outside Control of Member);
(4)
an exemption from subsection 6.1.1(6) (Death, Incapacity or Resignation); or
(5)
an exemption from NI 52-110, in whole or in part, granted under Part 8 (Exemptions).

Exemption for Venture Issuers

The Corporation is a “venture issuer” as defined in NI 52-110 and is relying on the exemption in section 6.1 of NI 52-110 relating to Parts 3 (Composition of Audit Committee) and 5 (Reporting Obligations) of NI 52-110.

Compensation Committee

The Compensation Committee is currently comprised of Mr. Schutter (Chair) as well as Mr. Collard and Ms. DioGuardi, the latter two of whom are independent directors within the meaning of NI 52-110.

Nominating and Corporate Governance Committee

In March 2023, the Corporation established a Nominating and Corporate Governance Committee (“NCGC”). The NCGC is currently comprised of Mr. Collard (Chair), as well as Ms. DioGuardi and Mr. Duarte, all of whom are independent directors within the meaning of NI 52-110.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets out the fees for services provided to the Corporation by our independent registered public accounting firm for the years ended December 31, 2022 and December 31, 2021.

Nature of Services	December 31, 2022(1)	December 31, 2021 (1)
Audit Fees(2)	$2,286,914	$1,414,961
Audit-Related Fees(3)	$5,758	$114,197
Tax Fees(4)	$193,216	$48,616
All Other Fees	$--	$--
Total	$2,485,888	$1,577,774

________________

(1) Such fees were paid in Canadian dollars and translated into U.S. dollars using the daily average exchange rate as reported by the H.10 statistical release of the Board of Governors of the Federal Reserve System on December 31, 2022 of C$1.3014 = US$1.00 and on December 31, 2021 of C$1.2753 = US$1.00 for the respective periods (the “Exchange Rate”, as applicable).

(2) Consists of fees for audit services. This includes, among other things, quarterly reviews and audit of the annual financial statements, including audit of historical financial statements converted from International Financial Reporting Standards to U.S. generally accepted accounting principles (“US GAAP”), and services that are normally provided in connection with statutory and regulatory filings or engagements. Included in audit fees are audit services of $636,335 relating to the Corporation’s Form 8-K for the acquisition of Gage Growth Corp. The 8-K filing included the December 31, 2021 audited standalone financial statements of Gage Growth Corp.

(3) Consists of fees that traditionally are performed by the independent accountant. This includes, among other things, review of the Registration Statement on Form 10 and the Registration Statements on Form S-8 and S-3 filings.

(4) Consists of fees billed for tax planning, tax advice and various taxation matters.

The Corporation’s audit committee (the “Audit Committee”) pre-approved all services provided by MNP in 2022. The Audit Committee has pre-approved all services anticipated to be provided by MNP during 2023.

Pre-Approval Policies and Procedures

On March 15, 2023, the Corporation adopted an Audit Committee Pre-approval Policy for the approval of services of the independent registered accounting firm. The Policy sets forth the particular services that may be pre-approved on a collective basis as well as the procedures for such pre-approval. The policy generally pre-approves specified services in the defined categories of audit-services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

No financial statement or supplemental data are filed with this Amendment to Annual Report on Form 10-K. See Index to Consolidated Financial Statements of the Original Filing.

(a)(2) Financial Statement Schedule

All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Filing.

(b) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Arrangement Agreement, dated October 8, 2018, by and among TerrAscend Corp., Canopy Growth Corporation, Canopy Rivers Corporation, JW Opportunities Master Fund, Ltd., JW Partners, LP and Pharmaceutical Opportunities Fund, LP.	10-12G	000-56363	2.1	11/2/2021

2.2*	Securities Purchase Agreement, dated February 10, 2019, by and among BTHHM Berkeley, LLC, PNB Noriega, LLC, V Products, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.2	11/2/2021

2.3*	Securities Purchase Agreement, dated February 10, 2019, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen, and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.3	11/2/2021

2.4*	Securities Purchase and Exchange Agreement, dated August 1, 2019, by and among Ilera Holdings LLC, Mera I LLC, Mera II LLC, TerrAscend Corp., WDB Holding PA, Inc. and Osagie Imasogie.	10-12G	000-56363	2.4	11/2/2021

2.5*	Membership Interest Purchase Agreement, dated August 31, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G	000-56363	2.7	11/2/2021

2.6	First Amendment to Membership Interest Purchase Agreement, dated November 9, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G/A	000-56363	2.8	12/22/2021

2.7†	Second Amendment to Membership Interest Purchase Agreement, dated March 8, 2022, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC, Seller and Gage Growth Corp.	8-K	000-56363	10.1	3/14/2022

2.8*	Arrangement Agreement, dated August 31, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.6	11/2/2021

2.9	Amending Agreement, dated October 4, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.8	11/2/2021

2.10	Second Amending Agreement, dated March 8, 2022, by and between TerrAscend Corp. and Gage Growth Corp.	8-K	000-56363	10.2	3/14/2022

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.4	11/2/2021

4.1	Description of Securities.	10-K	000-56363	4.1	3/16/2023

4.2	Form of Warrant Certificate dated June, 2018	10-K	000-56363	4.2	3/16/2023

4.3	Form of Warrant Certificate dated November, 2019	10-K	000-56363		3/16/2023

4.4	Form of Warrant Certificate dated May, 2020	10-K	000-56363	4.4	3/16/2023

4.5	Form of Affiliate Gage Growth Corp. Replacement Warrants dated March, 2022	10-K	000-56363	4.5	3/16/2023

4.6	Form of Non-Affiliate Gage Growth Corp. Replacement Warrants dated March, 2022	10-K	000-56363	4.6	3/16/2023

4.7	Form of Warrant Certificate dated December, 2022	10-K	000-56363	4.7	3/16/2023

10.1	Form of Voting Support Agreement.	10-12G	000-56363	10.1	11/2/2021

10.2	Credit Agreement, dated December 18, 2020, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-12G	000-56363	10.3	11/2/2021

10.3	First Amendment to Credit Agreement, dated April 28, 2022, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-Q	000-56363	10.7	8/11/2022

10.4	Second Amendment to Credit Agreement, dated November 11, 2022, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-K	000-56363	10.4	3/16/2023

10.5	Third Amendment to Credit Agreement, dated December 15, 2022, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent	10-K	000-56363	10.5	3/16/2023

10.6	Fourth Amendment to Credit Agreement, dated March 15, 2023, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent	10-K	000-56363	10.6	3/16/2023

10.7	Credit Agreement, dated November 2, 2021, by and among Gage Growth Corp. and its subsidiaries, as Borrowers, and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent.	10-K	000-56363	10.21	3/17/2022

10.8*	Joinder, First Amendment to Credit Agreement and Security Agreements and Consent, dated as of August 10, 2022, among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., other borrower and lender parties thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and Chicago Atlantic, as collateral agent for the secured parties thereto.	10-Q	000-56363	10.8	11/14/2022

10.9	Joinder and Second Amendment to Credit Agreement and Security Agreements and Consent, dated November 29, 2022, by and among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., the borrowers and lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and as collateral agent for the secured parties thereto.	10-K	000-56363	10.9	3/16/2023

10.10	Loan Agreement, dated October 11, 2022, by and among subsidiaries of TerrAscend Corp., TerrAscend NJ LLC, HMS Processing LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, and Pelorus Fund REIT, LLC, as Lender.	10-K	000-56363	10.10	3/16/2023

10.11	Promissory Note, dated October 11, 2022, by and among TerrAscend Corp., TerrAscend NJ LLC, BWH NJ LLC and Blue Marble Ventures LLC.	10-K	000-56363	10.11	3/16/2023

10.12	Debt Settlement Agreement, dated December 9, 2022, by and among TerrAscend Corp., Arise Bioscience, Inc., Canopy USA, LLC, Canopy USA I Limited Partnership and Canopy USA III Limited Partnership.	10-K	000-56363	10.12	3/16/2023

10.13#	Employment Agreement, dated April 22, 2020, by and between TerrAscend Corp. and Keith Stauffer.	10-12G	000-56363	10.10	11/2/2021

10.14#	Employment Agreement, dated January 5, 2022, by and between TerrAscend USA, Inc. and Ziad Ghanem.	10-12G/A	000-56363	10.15	1/19/2022

10.15#	Employment Agreement, dated May 23, 2022, by and between TerrAscend Corp. and Lynn Gefen	10-12G	000-56363	10.6	8/11/2022

10.16#	Form of Indemnity Agreement.	10-12G	000-56363	10.15	11/2/2021

10.17#	TerrAscend Corp. Stock Option Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.18#	Form of Option Agreement.	10-12G/A	000-56363	10.15	1/19/2022

10.19#	TerrAscend Corp. Share Unit Plan.	10-12G/A	000-56363	2.8	12/22/2021

10.20#	Form of Share Unit Agreement.	10-12G/A	000-56363	10.15	1/19/2022

21.1	List of Subsidiaries of TerrAscend Corp.	10-K	000-56363	21.1	3/16/2023

23.1	Consent of MNP LLP	10-K	000-56363	23.1	3/16/2023

24.1	Power of Attorney (contained in the signature page to this Annual report on Form 10-K).	10-K	000-56363	24.1	3/16/2023

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a).	10-K	000-56363	31.1	3/16/2023

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).	10-K	000-56363	31.2	3/16/2023

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a).					X

31.4	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).					X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 1350.	10-K	000-56363	32.1	3/16/2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan

* Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) is the type of information of the Corporation treats as private or confidential.

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

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K/A are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TerrAscend Corp.

Date: May 4, 2023	By:	/s/ Ziad Ghanem

Ziad Ghanem President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ziad Ghanem	President and Chief Executive Officer (Principal Executive Officer)	May 4, 2023
Ziad Ghanem

/s/ Keith Stauffer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 4, 2023
Keith Stauffer

*	Director	May 4, 2023
Jason Wild

*	Director	May 4, 2023
Ira Duarte

*	Director	May 4, 2023
Craig Collard

*	Director	May 4, 2023
Ed Schutter

*	Director	May 4, 2023
Lisa Swartzman
*	Director	May 4, 2023
Kara DioGuardi

* By:	/s/ Ziad Ghanem
Ziad Ghanem
Attorney-in-fact