Form 10-Q
period 2023-03-31
TerrAscend Corp.
filed 2023-05-11
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 021-340690

TerrAscend Corp.

(Exact Name of Registrant as Specified in its Charter)

Ontario	N/A
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
77 City Centre Drive Suite 501 - East Tower Mississauga, Ontario	L5B 1M5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 837-7295

3610 Mavis Road, Mississauga, Ontario L5C 1W2

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 11, 2023, the registrant had 274,653,743 shares of common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	1
	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022	2
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2023 and 2022 Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	35

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signatures		37

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that TerrAscend Corp. ("TerrAscend" or the "Company") believes are, or may be considered to be, “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of TerrAscend’s industry or TerrAscend’s prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "can", “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to:

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
•
TerrAscend’s ability to integrate and operate the assets acquired from previous acquisitions;

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
•
the possibility that TerrAscend's products may be subject to product recalls and returns; and
•
other risks and uncertainties, including those listed under the section titled "Risk Factors" in this Quarterly Report

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

With respect to the forward-looking statements contained in this Quarterly Report on Form 10-Q, TerrAscend has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which TerrAscend operates; (iii) the output from TerrAscend’s operations; (iv) consumer interest in TerrAscend’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of TerrAscend’s activities and products and in the areas of taxation and environmental protection; (viii) the timely receipt of any required regulatory approvals; (ix) TerrAscend’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; (x) TerrAscend’s ability to conduct operations in a safe, efficient and effective manner; and (xi) the Company’s construction plans and timeframe for completion of such plans.

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of TerrAscend, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States ("U.S.") relating to cannabis operations in the U.S.; and those discussed under Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 and this Quarterly Report on Form 10-Q. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. TerrAscend can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. TerrAscend undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$32,931	$26,158
Restricted cash	606	605
Accounts receivable, net	8,993	22,443
Investments	2,026	3,595
Inventory	50,810	46,335
Assets held for sale	14,266	17,349
Prepaid expenses and other current assets	3,627	4,937
Current assets from discontinued operations	525	571
	113,784	121,993
Non-Current Assets
Property and equipment, net	214,035	215,812
Deposits	740	837
Operating lease right of use assets	29,951	29,451
Intangible assets, net	243,759	239,704
Goodwill	95,713	90,328
Other non-current assets	3,594	3,462
	587,792	579,594
Total Assets	$701,576	$701,587

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$50,784	44,286
Deferred revenue	2,740	2,935
Loans payable, current	51,397	48,335
Contingent consideration payable, current	4,434	5,184
Operating lease liability, current	2,314	1,857
Lease obligations under finance leases, current	535	521
Corporate income tax payable	34,737	23,077
Other current liabilities	1,663	2,599
Current liabilities from discontinued operations	7,468	9,111
	156,072	137,905
Non-Current Liabilities
Loans payable, non-current	146,168	145,852
Operating lease liability, non-current	31,836	31,545
Lease obligations under finance leases, non-current	6,614	6,713
Warrant liability	267	711
Deferred income tax liability	34,498	30,700
Financing obligations	10,979	11,198
Other long term liabilities	15,841	15,792
	246,203	242,511
Total Liabilities	402,275	380,416
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,608 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 76,996,538 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, no par value, unlimited shares authorized; 274,653,743 and 259,624,531 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	936,404	934,972
Accumulated other comprehensive income	1,738	2,085
Accumulated deficit	(641,517)	(618,260)
Non-controlling interest	2,676	2,374
Total Shareholders' Equity	299,301	321,171
Total Liabilities and Shareholders' Equity	$701,576	$701,587

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$69,720	$49,060
Excise and cultivation tax	(322)	(475)
Revenue, net	69,398	48,585

Cost of Sales	35,498	32,961

Gross profit	33,900	15,624

Operating expenses:
General and administrative	27,730	21,424
Amortization and depreciation	2,029	2,175
Impairment of property and equipment	335	—
Total operating expenses	30,094	23,599

Income (loss) from operations	3,806	(7,975)
Other (income) expense
Loss from revaluation of contingent consideration	—	119
Gain on fair value of warrants and purchase option derivative asset	(438)	(5,713)
Finance and other expenses	10,087	6,655
Transaction and restructuring costs	3	615
Unrealized and realized foreign exchange (gain) loss	(31)	356
Unrealized and realized loss on investments	699	—
Loss from continuing operations before provision from income taxes	(6,514)	(10,007)
Provision for income taxes	12,664	3,743
Net loss from continuing operations	$(19,178)	$(13,750)

Discontinued operations:
Loss from discontinued operations, net of tax	(3,591)	(2,256)
Net loss	$(22,769)	$(16,006)

Foreign currency translation	347	3,607
Comprehensive loss	$(23,116)	$(19,613)

Net (loss) income from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(21,364)	$(14,101)
Non-controlling interests	2,186	351

Comprehensive (loss) income from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(25,302)	$(19,964)
Non-controlling interests	2,186	$351

Net loss per share
Net loss per share - basic:
Continuing operations	$(0.08)	$(0.07)
Discontinued operations	$(0.01)	$(0.01)
Net loss per share - basic	$(0.09)	$(0.08)
Weighted average number of outstanding common and proportionate voting shares	267,211,093	211,126,932

Net loss per share - diluted:
Continuing operations	$(0.08)	$(0.07)
Discontinued operations	$(0.01)	$(0.01)
Net loss per share - diluted	$(0.09)	$(0.08)
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	267,211,093	211,126,932

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2022	259,624,531	76,996,538	—	12,608	600	—	—	349,829,273	$934,972	$2,085	$(618,260)	$2,374	$321,171
Shares issued - stock options, warrant and RSU exercises	392,846	—	—	—	—	—	—	392,846	81	—	—	—	81
Shares, options and warrants issued - acquisitions	471,681	—	—	—	—	—	—	471,681	743	—	—	—	743
Shares, options and warrants issued - legal settlement	402,185	—	—	—	—	—	—	402,185	593	—	—	—	593
Shares issued - conversion	13,762,500	(13,504,500)	—	(258)	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	1,713	—	—	—	1,713
Options and warrants expired/forfeited	—	—	—	—	—	—	—	—	(1,698)	—	1,698	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	(1,884)	(1,884)
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(24,955)	2,186	(22,769)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(347)	—	—	(347)
Balance at March 31, 2023	274,653,743	63,492,038	—	12,350	600	—	—	351,095,985	$936,404	$1,738	$(641,517)	$2,676	$299,301

	Number of Shares
				Convertible Preferred Stock
	Common Stock	Exchangeable Shares	Proportionate Voting Shares	Series A	Series B	Series C	Series D	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2021	190,930,800	38,890,571	—	13,708	610	36	—	244,175,394	$535,418	$2,823	$(314,654)	$5,367	$228,954
Shares issued - stock options, warrant and RSU exercises	9,300,629	—	—	—	—	—	—	9,300,629	24,702	—	—	—	24,702
Shares, options and warrants issued - acquisitions	51,349,978	13,504,500	—	—	—	—	—	64,854,478	288,044	—	—	—	288,044
Shares issued - liability settlement	4,000	—	—	—	—	—	—	4,000	22	—	—	—	22
Shares issued - conversion	385,819	—	—	(350)	—	(36)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	3,356	—	—	—	3,356
Options and warrants expired/forfeited	—	—	—	—	—	—	—	—	(1,156)	—	1,156	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	(227)	(227)
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(16,357)	351	(16,006)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(3,606)	—	—	(3,606)
Balance at March 31, 2022	251,971,226	52,395,071	—	13,358	610	—	—	318,334,501	$850,386	$(783)	$(329,855)	$5,491	$525,239

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities
Net loss from continuing operations	$(19,178)	$(13,750)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash write downs of inventory	797	1,073
Accretion expense	4,763	(1,337)
Depreciation of property and equipment and amortization of intangible assets	4,771	4,642
Amortization of operating right-of-use assets	454	487
Share-based compensation	1,713	3,356
Deferred income tax expense	1,446	(1,134)
Gain on fair value of warrants and purchase option derivative	(438)	(5,713)
Gain on disposal of fixed assets	307	—
Revaluation of contingent consideration	—	119
Loss on derecognition of right of use assets	205	—
Release of indemnification asset	—	(25)
Unrealized and realized foreign exchange (gain) loss	(31)	356
Unrealized and realized loss on investments	699	—
Changes in operating assets and liabilities
Receivables	773	(2,656)
Inventory	(4,969)	3,755
Prepaid expense and other current assets	1,203	985
Deposits	97	(593)
Other assets	(131)	571
Accounts payable and accrued liabilities and other payables	6,882	(11,151)
Operating lease liability	(473)	(271)
Other liability	(14)	(437)
Contingent consideration payable	—	(324)
Corporate income tax payable	11,773	4,869
Deferred revenue	(195)	395
Net cash (used in) / provided by operating activities- continuing operations	10,454	(16,783)
Net cash (used in) operating activities- discontinued operations	(2,020)	(2,064)
Net cash (used in) / provided by operating activities	8,434	(18,847)

Investing activities
Investment in property and equipment	(2,497)	(3,812)
Investment in intangible assets	(14)	(106)
Principal payments received on lease receivable	111	156
Receipt of convertible debenture payment	738	-
Deposits for property and equipment	—	(6,058)
Deposits for business acquisition	—	(602)
Payments made for land contracts	(308)	—
Cash portion of consideration paid in acquisitions, net of cash of acquired	(9,611)	24,716
Net cash (used in) / provided by investing activities- continuing operations	(11,581)	14,294
Net cash (used in) /provided by investing activities- discontinued operations	—	(381)
Net cash (used in) / provided by investing activities	(11,581)	13,913

Financing activities
Transfer of Employee Retention Credit	12,677	—
Proceeds from options and warrants exercised	81	23,925
Loan principal paid	(1,204)	—
Capital contributions paid to non-controlling interests	(1,884)	(227)
Payments of contingent consideration	—	(6,630)
Payments made for financing obligations	(157)	—
Net cash provided by financing activities- continuing operations	9,513	17,068
Net cash provided by financing activities- discontinued operations	(115)	—
Net cash (used in) /provided by financing activities	9,398	17,068

Net increase in cash and cash equivalents and restricted cash during the period	6,251	12,134
Net effects of foreign exchange	523	(3,369)
Cash and cash equivalents and restricted cash, beginning of the period	26,763	79,642
Cash and cash equivalents and restricted cash, end of the period	$33,537	$88,407

Supplemental disclosure with respect to cash flows
Income taxes (refund received) paid	$(551)	$8
Interest paid	$2,456	$8,271
Lease termination fee paid	—	$3,300
Non-cash transactions
Equity and warrant liability issued as consideration for acquisition	$750	$294,800
Shares issued for liability settlement	$593	$22
Accrued capital purchases	$555	$56

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

1. Nature of operations

TerrAscend Corp. (“TerrAscend” or the “Company”) was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services to the United States (“U.S.”) and Canadian cannabinoid markets where cannabis production or consumption has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including Gage Growth ("Gage"), a cultivator, processor and retailer in Michigan; KISA Enterprises MI, LLC and KISA Holdings LLC (collectively "Pinnacle"); The Apothecarium (“The Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; TerrAscend NJ, LLC ("TerrAscend NJ"), a cultivator, processor and retailer with operations in New Jersey; Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a medical cannabis cultivator and processor based in Maryland; Valhalla Confections, a manufacturer of cannabis-infused edibles; and State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco. Notwithstanding various states in the U.S. which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

On January 27, 2023, the Company closed on its previously announced acquisition of Allegany Medical Marijuana Dispensary ("AMMD"). Under the terms of the agreement, the Company acquired 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to entering into a long-term lease with the option to purchase the real estate. The Company now operates vertically integrated licensed operations in Maryland.

The Company has been listed on the Canadian Securities Exchange ("CSE") since May 3, 2017, having the ticker symbol "TER" and effective October 22, 2018, the Company began trading on OTCQX under the ticker symbol "TRSSF". The Company’s registered office is located at 77 City Centre Drive, Suite 501, Mississauga, Ontario, L5B 1M5.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements included herein (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the year ended December 31, 2023, or any other interim or future periods.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein. At March 31, 2023, TerrAscend had an accumulated deficit of $641,517. During the three months ended March 31, 2023, TerrAscend incurred a net loss from continuing operations of $19,178. Additionally, as of March 31, 2023 the Company’s current liabilities exceed its current assets. Therefore, TerrAscend expects that it will need additional capital to continue to fund its operations.

The aforementioned indicators raise substantial doubt about TerrAscend's ability to continue as a going concern for at least one year from the issuance of these financial statements. TerrAscend believes this concern is mitigated by steps to improve its operations and cash position, including (i) identifying access to future capital, (ii) continued sales growth from TerrAscend's consolidated operations, and (iii) various actions that were implemented during the latter part of 2022 and continued during the three months ended March 31, 2023 leading to general and administrative expense reductions and other cost and efficiency improvements.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2022 contained in the Company's 2022 Form 10-K. There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting policies of the Company’s audited consolidated financial statements for the year ended December 31, 2022 in the Company's 2022 Form 10-K other than noted below.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

3.
Accounts receivable, net

	March 31, 2023	December 31, 2022
Trade receivables	$18,394	$14,786
Sales tax receivable	235	277
Other receivables	1,241	17,936
Expected credit losses	(10,878)	(10,556)
Total receivables, net	$8,993	$22,443

For the year ended December 31, 2022, the Company has an Employee Retention Credit ("ERC") for qualified wages of $14,903 which was included in other receivables in the table above at December 31, 2022. During January 2023, the Company received $12,667, pursuant to a financing agreement with a third-party lender. In exchange, the Company assigned to the lender its interests in the $14,903 ERC claim that was submitted during December 2022. The difference between the amount of the claim and the amount received from the lender is the employee retention credits transfer fee which is equal to 15% of the total claim amount. The framework prescribed in ASC 860 Transfers and Servicing was reviewed and management has concluded that this should be accounted for as an asset transfer with recourse. This fee is included in finance and other expenses. If the Company does not receive the ERC claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the financing agreement through the repayment date. The Company’s obligation under the financing agreement will be satisfied upon receipt of the ERC claim or other full repayment. Management has concluded that collection remains probable and no additional recourse obligation was recorded for the three months ended March 31, 2023.

	March 31, 2023	December 31, 2022
Trade receivables	$18,394	$14,786
Less: provision for sales returns and expected credit losses	(10,878)	(10,556)
Total trade receivables, net	$7,516	$4,230

Of which
Current	6,244	4,045
31-90 days	1,009	614
Over 90 days	11,141	10,127
Less: provision for sales returns and expected credit losses	(10,878)	(10,556)
Total trade receivables, net	$7,516	$4,230

The over 90 days aged balance relates mainly to one customer which was deemed uncollectible.

4.
Acquisitions

AMMD

On January 27, 2023, TerrAscend closed on its previously announced acquisition of AMMD, a medical dispensary in Cumberland, Maryland. The acquisition adds the Company’s first retail store in Maryland and complements TerrAscend's cultivation and processing facility in Hagerstown, Maryland. Under the terms of the agreement, TerrAscend acquired a 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to entering into a long-term lease with the option to purchase the real estate. The cash consideration paid included repayments of indebtedness and transaction expenses on behalf of AMMD of $160 and $29, respectively.

The following table presents the fair value of assets acquired and liabilities assumed as of the January 27, 2023 acquisition date and allocation of the consideration to net assets acquired:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

$
Cash and cash equivalents	20
Inventory	303
Prepaid expense	4
Operating right of use asset	781
Fixed assets	416
Intangible asset	5,950
Goodwill	5,385
Accounts payable and accrued liabilities	(135)
Deferred tax liability	(2,021)
Corporate income taxes payable	(291)
Operating lease liability	(781)
Net assets acquired	9,631

Cash	10,000
Working capital adjustment	(369)
Total consideration	9,631

The acquired intangible assets include a medical license, which is treated as a definite-lived intangible asset and amortized over a 30-year period.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at March 31, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, property and equipment, operating right of use assets, lease liabilities, corporate income taxes payable, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $191, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $36 and $99 were recorded during the three months ended March 31, 2023 and March 31, 2022, respectively.

Contingent consideration

Contingent consideration recorded relates to the Company’s business acquisitions. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the terms of the agreement.

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	Pinnacle	Total
Carrying amount, December 31, 2022	$1,406	$3,028	$750	$5,184
Payments of contingent consideration	—	—	(750)	(750)
Carrying amount, March 31, 2023	$1,406	$3,028	—	$4,434
Less: current portion	(1,406)	(3,028)	—	(4,434)
Non-current contingent consideration	—	—	—	—

During the three months ended March 31, 2023, the Company issued 471,681 shares of common stock to the sellers of its previously acquired Pinnacle business. The issuance of shares fully settles the $750 earn out consideration provision in the stock purchase agreement.

5.
Inventory

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	March 31, 2023	December 31, 2022
Raw materials	$1,664	$1,181
Finished goods	16,500	15,280
Work in process	28,724	26,406
Accessories, supplies and consumables	3,922	3,468
	$50,810	$46,335

The company wrote off $797 of packaging inventory due primarily to defective cartridges during the three months ended March 31, 2023. On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $854 of inventory during the three months ended March 31,2022. In addition, management impaired its inventory by $219 as it was deemed unsaleable.

6.
Discontinued operations

The Company determined to make available for sale the asset groups related to TerrAscend Canada's Licensed Producer business. As a result, the results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. The major classes of assets and liabilities from discontinued operations included the following:

	March 31, 2023	December 31, 2022
Land	$734	$734
Buildings & improvements	13,460	16,529
Office furniture & equipment	72	86
Total assets held for sale	$14,266	$17,349

Prepaid expenses and other current assets	525	571
Current assets from discontinued operations	$525	$571

Accounts payable and accrued liabilities	$2,082	$3,747
Loans payable	5,386	5,364
Current liabilities from discontinued operations	$7,468	$9,111

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to TerrAscend Canada's Licensed Producer business. The results of discontinued operations were as follows:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	—	$1,385
Excise and cultivation tax	—	(311)
Revenue, net	—	1,074

Cost of Sales	—	1,558

Gross profit	—	(484)

Operating expenses:
General and administrative	301	1,128
Amortization and depreciation	48	443
Impairment of property and equipment	3,064	-
Total operating expenses	3,413	1,571

Loss from discontinued operations	(3,413)	(2,055)
Other expense
Finance and other expenses	178	201
Net loss from discontinued operations	$(3,591)	$(2,256)

Asset Specific Impairment

Certain assets of TerrAscend Canada were determined to be held for sale as they met the criteria under ASC 360 Property, Plant and Equipment. TerrAscend Canada operated out of a 67,300 square foot facility located in Mississauga, Ontario. Assets held for sale are reported at the lower of its carrying value or fair value less cost to sell. As of March 31, 2023, the Company determined the fair market value of the building based on the listing price and related commission and determined that the fair value was lower than its carrying value and therefore recorded impairment of $3,064. The fair value less cost to sell was included in assets held for sale in the Consolidated Financial Statements at March 31, 2023.

7.
Property and equipment

Property and equipment consisted of:

	March 31, 2023	December 31, 2022
Land	$6,558	$6,512
Assets in process	25,820	28,416
Buildings & improvements	158,390	154,742
Machinery & equipment	33,437	30,973
Office furniture & equipment	8,963	7,576
Assets under finance leases	7,186	7,277
Total cost	240,354	235,496
Less: accumulated depreciation	(26,319)	(19,684)
Property and equipment, net	$214,035	$215,812

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

As of March 31, 2023 and December 31, 2022, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Depreciation expense was $3,257 for the three months ended March 31, 2023 ($2,017 included in cost of sales) and $2,191 for the three months ended March 31, 2022 ($1,619 included in cost of sales).

8.
Intangible assets and goodwill

Intangible assets consisted of the following:

At March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,281	$(709)	$572
Licenses	185,344	(24,914)	160,430
Brand intangibles	1,144	(1,144)	-
Non-compete agreements	280	(280)	-
Total finite lived intangible assets	188,049	(27,047)	161,002
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$270,806	$(27,047)	$243,759

At December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,169	$(569)	$600
Licenses	178,929	(22,590)	156,339
Brand intangibles	1,144	(1,144)	-
Non-compete agreements	280	(272)	8
Total finite lived intangible assets	181,522	(24,575)	156,947
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$264,279	$(24,575)	$239,704

Amortization expense was $1,514 for the three months ended March 31, 2023 ($725 included in cost of sales) and $2,451 for the three months ended March 31, 2022 ($731 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

Remainder of 2023	$5,798
2024	7,739
2025	7,473
2026	7,458
2027	7,378

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2022	$90,328
Acquisitions (see Note 4)	5,385
Balance at March 31, 2023	$95,713

9.
Loans payable

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Ilera Term Loan	Gage Loans	Pinnacle Loans	Pelorus Term Loan	Total
Balance at December 31, 2022	110,850	29,976	9,333	44,028	194,187
Interest and accretion	4,165	1,080	136	1,665	7,046
Principal and interest paid	—	(1,445)	(636)	(1,578)	(3,659)
Effects of movements in foreign exchange	—	(9)	—	—	(9)
Ending carrying amount at March 31, 2023	115,015	29,602	8,833	44,115	197,565
Less: current portion	(38,713)	(3,291)	(8,833)	(560)	(51,397)
Non-current loans payable	$76,302	$26,311	—	$43,555	$146,168

Total interest paid on all loan payables was $2,456 and $8,271 for the three months ended March 31, 2023 and 2022, respectively.

Ilera Term Loan

On March 15, 2023, WDB Holding PA, in exchange for a fee in the amount of 1% of the then outstanding principal loan balance, agreed to an amendment among other things, to (i) extend the obligation date to prepay the Company's debt from March 15, 2023 to June 30, 2023 in which WDB Holding PA must use commercially reasonable efforts to add additional collateral to the Ilera Term Loan, (ii) increase the amount of debt to be reduced by up to $37,000, subject to certain reductions in amount based on meeting certain time based milestones, at a prepayment price of 103.22% to par, and (iii) extend the next test date in respect of the interest coverage ratio until June 30, 2023. This amendment was not considered extinguishment of debt under ASC 470 Debt.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

March 31, 2023
Remainder of 2023	$47,613
2024	105,803
2025	758
2026	2,274
2027	42,446
Thereafter	—
Total principal payments	$198,894

10.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 28 years. The Company had five and three finance leases at March 31, 2023 and December 31, 2022, respectively.

Amounts recognized in the consolidated balance sheet were as follows:

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$29,951	$29,451

Operating lease liability classified as current	2,314	1,857
Operating lease liability classified as non-current	31,836	31,545
Total operating lease liabilities	$34,150	$33,402

Finance leases:
Property and equipment, net	$6,531	$6,673

Lease obligations under finance leases classified as current	535	521
Lease obligations under finance leases classified as non-current	6,614	6,713
Total finance lease obligations	$7,149	$7,234

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company recognized operating lease expense of $1,254 and $1,182 for the three months ended March 31, 2023 and 2022.

Other information related to operating leases at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	12.4	12.8
Finance leases	6.5	6.8

Weighted-average discount rate
Operating leases	10.70%	10.69%
Finance leases	9.89%	9.89%

Supplemental cash flow information related to leases are as follows:

	March 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of operating lease liabilities	$1,254	$5,053
Right-of-use assets obtained in exchange for operating lease obligations	780	3,097
Cash paid for amounts included in measurement of finance lease liabilities	222	220
Assets under finance leases obtained in exchange for finance lease obligations	—	6,913

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
Remainder of 2023	4,089.00	652.00	$4,741
2024	5,434.00	2,887.00	8,321
2025	5,414.00	908.00	6,322
2026	5,137.00	928.00	6,065
2027	4,635.00	956.00	5,591
Thereafter	39,547.00	3,870.00	43,417
Total lease payments	64,256.00	10,201.00	74,457
Less: interest	(30,106)	(3,052)	(33,158)
Total lease liabilities	$34,150	$7,149	$41,299

Under the terms of these operating sublease agreements, future rental income from such third-party leases is expected to be as follows:

Remainder of 2023	$468
2024	550
2025	445
2026	261
2027	—
Thereafter	—
Total rental payments	$1,724

A sale-leaseback transaction occurs when an entity sells an asset it owns and then immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes to the lessor. Under Financial Accounting Standards Board Accounting Standards Codification 842, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred. Through the Gage Acquisition, the Company entered into leaseback transactions on six properties of owned real estate. The Company has determined that these transactions do not qualify as a sale because control was not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease and continues to depreciate the asset. The Gage acquisition included financing obligations. The balance at March 31, 2023 was $11,809. Of this amount, $830 is included in other current liabilities

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

and $10,979 is included in financing obligations in the unaudited consolidated balance sheets. The financing obligations had a weighted average term and weighted average discount rate of 7.5 years and 9.5%, respectively, at March 31, 2023.

Undiscounted financing obligations as of March 31, 2023 are as follows:

Remainder of 2023	1,444
2024	1,940
2025	1,986
2026	2,032
2027	2,079
Thereafter	5,680
Total payments	15,161
Less: interest	(3,352)
Total financing obligations	$11,809

11.
Shareholders’ equity

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	23,240,330	728,715	$4.49	9.72
Exercised	—	—	—	—
Outstanding, March 31, 2023	23,240,330	728,715	$4.49	9.47

The Gage Acquisition also included warrant liabilities that are exchangeable into Common Shares.

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	7,129,517	7,129,517	$8.66	0.99
Exercised	—	—	—	—
Outstanding, March 31, 2023	7,129,517	7,129,517	$8.66	0.74

The following is a summary of the outstanding Preferred Share warrants at March 31, 2023. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	15,106	15,106	$3,000	0.39
Exercised	—	—	—	—
Outstanding, March 31, 2023	15,106	15,106	$3,000	0.15

12.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Stock options	$1,260	$2,590
Restricted share units	453	766
Warrants	—	—
Total share-based payments	$1,713	$3,356

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value	Weighted average fair value of nonvested options (per share) $
Outstanding, December 31, 2022	20,111,246	4.86	$3.63	$320	N/A
Granted	630,000	—	1.75	—	—
Exercised	(405,134)	—	0.19	—	—
Forfeited (1)	(666,665)	—	5.14	—	—
Expired	(497,019)	—	4.83	—	—
Outstanding, March 31, 2023	19,172,428	4.78	$3.56	364	—

Exercisable, March 31, 2023	12,415,653	2.94	$3.52	162	—

Nonvested, March 31, 2023	6,756,775	8.16	$3.65	$202	—

(1)
For stock options forfeited, represents one share for each stock option forfeited.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on March 31, 2023 and December 31, 2022, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on March 31, 2023 and December 31, 2022, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Company’s common stock on the exercise date and the price paid by the option holder to exercise the option) related to stock options exercised is presented below:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Exercised	$551	$61

The fair value of the various stock options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2023	December 31, 2022
Volatility	80.04% - 80.16%	77.55% -77.89%
Risk-free interest rate	2.85% - 3.21%	1.63% - 3.51%
Expected life (years)	10.01	9.62 - 10.01
Dividend yield	0.00%	0.00%
Forfeiture rate	26.11%	26.11%

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

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

The total estimated fair value of stock options that vested during the three months ended March 31, 2023 and 2022 was $4,263 and $2,511, respectively. As of March 31, 2023, there was $24,540 of total unrecognized compensation cost related to unvested options.

Restricted Share Units

The following table summarizes the activities for the RSUs for the three months ended March 31, 2023:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2022	415,640	13,050	N/A
Vested	(110,406)	—	—
Forfeited	(40,606)	—	—
Outstanding, March 31, 2023	264,628	13,050	N/A

As of March 31, 2023, there was $3,371 of total unrecognized compensation cost related to unvested RSUs.
13.
Non-controlling interest

Non-controlling interest consists mainly of the Company’s ownership minority interest in its New Jersey operations and IHC Real Estate operations and consists of the following amounts:

	March 31, 2023	December 31, 2022
Opening carrying amount	$2,374	$5,367
Capital distributions	(1,884)	(7,550)
Net income attributable to non-controlling interest	2,186	4,557
Ending carrying amount	$2,676	$2,374

14.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At March 31, 2023 amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 9), which makes up $240 of the total loan principal balance at March 31, 2023 and December 31, 2022.

15.
Income taxes

The effective tax rate was (194%) and (37%) for the three months ended March 31, 2023, and March 31, 2022, respectively. The effective tax rate for the three months ended March 31, 2023 differed from the federal statutory tax rate primarily due to the disallowed tax deductions for business expenses pursuant to Section 280E of the Code and a return to provision adjustment primarily related to the Company's New Jersey tax return filings. The effective tax rate for the three months ended March 31, 2022 differed from the federal statutory tax rate primarily due to the disallowed tax deductions for business expenses pursuant to Section 280E of the Code.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

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

16.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Office and general	$4,004	$3,310
Professional fees	3,373	2,720
Lease expense	1,244	1,246
Facility and maintenance	1,244	607
Salaries and wages	13,496	8,798
Share-based compensation	1,713	3,356
Sales and marketing	2,656	1,387
Total	$27,730	$21,424

17.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Retail	$55,422	$25,718
Wholesale	13,976	22,867
Total	$69,398	$48,585

For the three months ended March 31, 2023 and 2022, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania (refer to note 5), the Company recorded sales returns of $1,040 during the three months ended March 31, 2022.

18.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended

	March 31, 2023	March 31, 2022
Interest and accretion	$7,875	$6,926
Employee retention credits transfer with recourse	2,235	—
Other (income) expense	(24)	(271)
Total	$10,087	$6,655

Refer to note 3, for further explanation about employee retention credits transfer with recourse.

19.
Segment information

Operating Segment

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

Geography

The Company has subsidiaries located in Canada and the United States. For each of the three months ended March 31, 2023 and 2022, all net revenue was generated from sales in the United States. The Company generated no net revenue in Canada in each of the three months ended March 31, 2023 and 2022.

The Company had non-current assets by geography of:

	March 31, 2023	December 31, 2022
United States	$585,974	$577,750
Canada	1,818	1,844
Total	$587,792	$579,594

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

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital and debt. The equity issuances are outlined in Note 11 and debt modification are outlined in Note 9.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of March 31, 2023.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At March 31, 2023				At December 31, 2022
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Assets
Cash and cash equivalents	$32,931	—	—	—	$26,158	—	—	—
Restricted cash	606	—		—	605	—		—
Purchase option derivative asset	—	—		50	—	—		50
Total Assets	$33,537	$-		$50	$26,763	$-		$50
Liabilities
Contingent consideration payable	—	$4,434		—	—	$5,184		—
Warrant liability	—	267		—	—	711		—
Total Liabilities	—	$4,701		—	—	$5,895		—

There were no transfers between the levels of fair value hierarchy during the three months ended March 31, 2023.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

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

Level 2

Warrant liability

The following table summarizes the changes in the warrant liability for the three months ended March 31, 2023:

Balance at December 31, 2022	$711
Included in gain on fair value of warrants	(438)
Effects of movements in foreign exchange	(6)
Balance at March 31, 2023	$267

The Company's warrant liability consists of its Series A, B, C, and D convertible preferred stock issued through its 2020 private placements ("private placement warrant liability"), as well as the warrant liability acquired through its Gage Acquisition ("Gage warrant liability").

The private placement warrant liability has been measured at fair value at March 31, 2023. Key inputs and assumptions used in the Black Scholes valuation were as follows:

	March 31, 2023	December 31, 2022
Common Stock Price of TerrAscend Corp.	$1.52	$1.13
Warrant exercise price	$3,000	$3,000
Warrant conversion ratio	$1,000	$1,000
Annual volatility	52.7%	105.3%
Annual risk-free rate	4.8%	4.6%
Expected term (in years)	0.1	0.4

The Gage warrant liability has been remeasured to fair value. Key inputs and assumptions used in the Black Scholes model were as follows:

	March 31, 2023	December 31, 2022
Common Stock Price of TerrAscend Corp.	$1.52	$1.13
Warrant exercise price	$8.66	$8.66
Annual volatility	104.6%	97.1%-98.4%
Annual risk-free rate	4.9%	4.8%
Expected term (in years)	0.7	1.0

22.
Commitments and contingencies

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company's consolidated balance sheets

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

or results of operations. At March 31, 2023, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

23.
Subsequent events

(i)
On April 20, 2023, the Company announced further details of the internal reorganization necessary in connection with the Company's proposed listing of its common shares on the Toronto Stock Exchange ("TSX"). A shareholder vote is scheduled to occur at the Company's annual general and special meeting of shareholders on June 22, 2023. Assuming requisite approval by the Company's shareholders is obtained at the meeting and the Company is able to satisfy the listing and regulatory requirements and obtain TSX approval, the Company expects that Listing on the TSX would occur shortly thereafter. Additionally, TerrAscend announced that it increased its ownership interest in Cookies Retail Canada Corp. to 95% of the issued and outstanding shares.

(ii)
On April 25, 2023, the Company announced that it entered into a five year licensing agreement with Cookies, to cultivate and manufacture Cookies products in the State of Maryland.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of TerrAscend's financial condition and results of operations should be read in conjunction with TerrAscend's unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2023, or the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to TerrAscend's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in our Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of TerrAscend is for the three months ended March 31, 2023 and 2022 and the accompanying notes for each respective period.

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
•
Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary in Cumberland, Maryland;
•
The Apothecarium, consisting of retail dispensaries in California, Pennsylvania, and New Jersey;
•
Valhalla Confections, a provider of premium edible products;
•
State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco, California;
•
TerrAscend Canada (“TerrAscend Canada” or “TCI”) is a cannabis retailer in Ontario, Canada with a minority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada"). TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis until TerrAscend commenced an optimization of its operations in Canada, whereby TerrAscend reduced its manufacturing footprint in order to focus on its Cookies Canada retail business, as well as monetize its intellectual property portfolio in Canada. TerrAscend ceased operations at its manufacturing facility during the three months ended December 31, 2022 and increased its ownership interest in Cookies Retail Canada Corp. to 95% of the issued and outstanding shares.

TerrAscend’s head office and registered office is located at 77 City Centre Drive, Suite 501 - East Tower, Mississauga, Ontario, Canada, L5B 1M5.

TerrAscend’s telephone number is 1.855.837.7295 and its website is www.terrascend.com. Information contained on or accessible through TerrAscend’s website is not a part of this Quarterly Report, and the inclusion of TerrAscend’s website address in this Quarterly Report on Form 10-Q is an inactive textual reference only.

Recent Developments

•
On January 19, 2023, the Company announced that it entered into a multi-year agreement with Wana Brands ("Wana"), the leading edible manufacturer in North America, to introduce Wana's products at The Apothecarium retail stores and additional third-party retailers in New Jersey. The agreement will also transfer to TerrAscend, the manufacturing and sales of Wana's existing portfolio of products in Maryland. Pursuant to the agreement, the Company will serve as the exclusive sole manufacturer, supplier, and commercial partner for Wana's products in New Jersey.
•
On January 27, 2023, the Company closed on its previously announced acquisition of Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary in Maryland from Moose Curve Holdings, LLC. Under the terms of the agreement, TerrAscend acquired 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to entering into a long-term lease with the option to purchase the real estate. the Company intends to rebrand the 10,000 square foot dispensary as The Apothecarium.
•
On January 30, 2023, the Company appointed Jeroen De Beijer as Chief People and Culture Officer.
•
On February 13, 2023, the Company announced that it launched adult-use cannabis sales at its Cookies Detroit retail location.
•
On March 14, 2023, the Company announced it has applied to list the Company's common shares on the Toronto Stock Exchange. In connection with the Company's proposed listing on the TSX, and in order to qualify for the TSX's minimum listing requirements, the Company expects to implement an internal reorganization. The Reorganization will require approval from the Company's shareholders. The listing of the Common Shares on the TSX remains subject to the review of the TSX and is contingent on the satisfaction of all listing and regulatory requirements. There is no assurance that the TSX will approve the listing application or that the Company will complete the Reorganization and the listing on the TSX as currently proposed.
•
On March 31, 2023, the Company announced that it promoted Ziad Ghanem effective immediately to Chief Executive Officer, in addition to his existing role as President of the Company.

Subsequent Transactions

•
On April 20, 2023, the Company announced that it increased its ownership interest in Cookies Retail Canada Corp. to 95% of the issued and outstanding shares.

•
On April 25, 2023, the Company announced that it entered into a five year licensing agreement with Cookies, to cultivate and manufacture Cookies products in Maryland.

Components of Results of Operations

The following discussion sets forth certain components of our Unaudited Condensed Consolidated Statements of Comprehensive Loss as well as factors that impact those items.

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

Results from Operations- Three months ended March 31, 2023 and March 31, 2022

The following tables represent the Company’s results from operations for the three months ended March 31, 2023 and 2022.

Revenue, net

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$69,720	$49,060
Excise and cultivation taxes	(322)	$(475)
Revenue, net	$69,398	$48,585
$ change	$20,813
% change	43%

Revenue increased from $49,060 to $69,720 driven by growth in retail offset by a decline in wholesale. Retail revenue increased from $25,718 during the three months ended March 31, 2022 to $55,422 during the three months-ended March 31, 2023. The increase is primarily a result of adult use coming online in New Jersey in April 2022 and the Gage acquisition, which closed on March 10, 2022. The increase in retail revenue is partially offset by $8,891 decrease in wholesale revenue related to the company’s decision to discontinue bulk wholesale sales in Michigan.

Cost of Sales

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cost of sales	$34,701	$31,888
Impairment and write downs of inventory	797	1,073
Total cost of sales	$35,498	$32,961
$ change	$2,537
% change	8%
Cost of sales as a % of revenue	51%	67%

The increase of $2,537 in cost of sales for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is mainly a result of the Gage, Pinnacle and AMMD acquisitions. The decrease in cost of sales as a percentage of revenue is primarily a result of greater operating leverage driven by adult use implementation in New Jersey in April 2022.

The company wrote off $797 of packaging inventory due primarily to defective cartridges during the three months ended March 31, 2023. On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $854 of inventory during the three months ended March 31,2022. In addition, management impaired its inventory by $219 as it was deemed unsaleable.

General and Administrative Expense (G&A)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
General and administrative expense	$27,730	$21,424
$ change	$6,306
% change	29%

The increase in G&A expense of $6,306 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily a result of payroll and marketing expense increasing by $4,698 and $1,269, respectively, as a result of the Gage acquisition that closed on March 10, 2022.

Amortization and Depreciation Expense

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Amortization and depreciation	$2,029	$2,175
$ change	$(146)
% change	-7%

The decrease of $146 in amortization and depreciation expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily due to a brand intangible asset that was fully amortized during 2022.

Gain on fair value of warrants and purchase option derivative asset

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Gain on fair value of warrants and purchase option derivative asset	$(438)	$(5,713)
$ change	$5,275
% change	-92%

The Preferred Share warrant liability has been remeasured to fair value at March 31, 2023 using the Black Scholes model. The Company recognized a gain during the three months ended March 31, 2023 as a result of the reduction of the Company's share price from December 31, 2022 to March 31, 2023, as well as from warrants exercised during the three months ended March 31, 2023. The combined impact resulted in a gain on fair value of warrants of $438 for the three months ended March 31.2023.

The Preferred Share warrant liability was remeasured to fair value at March 31, 2022 using the Black Scholes model. The Company recognized a gain during the three months ended March 31, 2022 as a result of the reduction of the Company's share price from December 31, 2021 to March 31, 2022, as well as from warrants exercised during the three months ended March 31, 2022. The combined impact resulted in a gain on fair value of warrants of $7,208. Additionally, the Company remeasured the warrant liability acquired through the Gage Acquisition at March 31, 2022 using the Black Scholes model. The Company recognized a loss of $3,864 during the three months ended March 31, 2022 as a result of the increase in the Company's stock price between March 31, 2022 and the acquisition date of March 10, 2022.

For the three months ended March 31, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% ownership of the Company's New Jersey partnership, was remeasured using the Monte Carlo simulation model and resulted in a loss of $318.

Finance and other expenses

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Finance and other expenses	$10,087	$6,655
$ change	$3,432
% change	52%

The increase of $3,432 in finance and other expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily due to the Gage acquisition which closed on March 10, 2022, the Pelorus loan agreement that was entered into on October 11, 2022 and the $2,235 employee retention credits transfer fee that was incurred during the three months ended March 31, 2023.

Transaction and restructuring costs

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Transaction and restructuring costs	$3	$615
$ change	$(612)
% change	-100%

The decrease of $612 in transaction and restricting costs for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 relates primarily to the Gage Acquisition, which closed on March 10, 2022.

Unrealized and realized foreign exchange loss

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Unrealized and realized foreign exchange (gain) loss	$(31)	$356
$ change	$(387)
% change	-109%

The decrease of $387 in unrealized foreign exchange loss for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is a result of the remeasurement of US dollar denominated cash and other assets recorded in Canadian dollar functional currency at the Company’s Canadian operations.

Provision for income taxes

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Provision for income taxes	$12,664	$3,743
$ change	$8,921
% change	238%

The increase of 8,921 in provision for income taxes for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by the increase in gross profit as a result of growth in new jurisdictions.

Liquidity and Capital Resources

	March 31, 2023	December 31, 2022
	$	$
Cash and cash equivalents	32,931	26,158
Current assets	113,784	121,993
Non-current assets	587,792	579,594
Current liabilities	156,072	137,905
Non-current liabilities	246,203	242,511
Working capital	(42,288)	(15,912)
Total shareholders' equity	299,301	321,171

The calculation of working capital provides additional information and is not defined under GAAP. TerrAscend defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Liquidity and going concern

At March 31, 2023, TerrAscend had an accumulated deficit of $641,517. During the three months ended March 31, 2023, TerrAscend incurred a net loss from continuing operations of $19,178. Additionally, as of March 31, 2023 the Company’s current liabilities exceed its current assets. Therefore, TerrAscend expects that it will need additional capital to continue to fund its operations.

The aforementioned indicators raise substantial doubt about TerrAscend's ability to continue as a going concern for at least one year from the issuance of these financial statements. TerrAscend believes this concern is mitigated by steps to improve its operations and cash position, including (i) identifying access to future capital, (ii) continued sales growth from TerrAscend's consolidated operations, and (iii) various actions that were implemented during the latter part of 2022 and continued during the three months ended March 31, 2023 leading to general and administrative expense reductions and other cost and efficiency improvements.

Since its inception, TerrAscend's primary sources of capital have been through the issuance of equity securities or debt facilities, and TerrAscend has received aggregate net proceeds from such transactions totaling $608,315 as of March 31, 2023.

TerrAscend expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

The Company has $198,894 in principal amounts of loans payable at March 31, 2023. Of this amount, $48,292 are due within the next twelve months.

TerrAscend has entered into leases for certain premises and offices for which it owes monthly lease payments. TerrAscend has $74,457 in lease obligations. Of this amount, $6,264 are due in the next twelve months. Additionally, TerrAscend makes monthly payments on financing obligations on six of its real estate properties with $15,161 payable, $1,926 of which is due in the next twelve months

TerrAscend's undiscounted contingent consideration payable is $4,434 at March 31, 2023. The contingent consideration payable relates to TerrAscend's business acquisitions of the Apothecarium and State Flower and is due in the next twelve months.

During the year ended December 31, 2020, TerrAscend expensed $7,500 related to amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ pursuant to services surrounding the granting of certain licenses. The final payment of $3,750 is expected to be due in 2023.

At March 31, 2023, the Company had accounts payable and accrued liabilities of $50,784 and corporate income taxes payable of $34,737.

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

On April 28, 2022, the Ilera Term Loan was amended to provide WDB Holding PA with greater flexibility by resetting the minimum consolidated interest coverage ratio levels that must be satisfied at the end of each measurement period and extending the date in which WDB Holding PA is required to deliver its budget for the fiscal year ending December 31, 2021. In addition, the no-call period was extended from 18 months to 30 months, subject to a premium payment. This modification was not considered extinguishment of debt under ASC 470 Debt.

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

On December 21, 2022, WDB Holding PA completed an amendment to reduce TerrAscend's principal debt by $35,000 and annual interest expense by $5,000. TerrAscend agreed to make a $35,000 payment at the original prepayment price of 103.22% to par, and agreed to use commercially reasonable efforts to add certain collateral to Ilera Term Loan, collectively by March 15, 2023. The amendment further provided that should WDB Holding PA not maintain the prescribed interest coverage ratio, the Company shall be required to deposit funds, as outlined in the amendment, into a restricted account, and no event of default shall occur. This amendment was not considered extinguishment of debt under ASC 470 Debt.

On March 15, 2023, WDB Holding PA, in exchange for a fee in the amount of 1% of the then outstanding principal loan balance, agreed to an amendment among other things, to (i) extend the obligation date to prepay TerrAscend's debt from March 15, 2023 to June 30,

2023 in which WDB Holding PA must use commercially reasonable efforts to add additional collateral to the Ilera Term Loan, (ii) increase the amount of debt to be reduced by up to $37,000, subject to certain reductions in amount based on meeting certain time based milestones, at a prepayment price of 103.22% to par, and (iii) extend the next test date in respect of the interest coverage ratio until June 30, 2023. This amendment was not considered extinguishment of debt under ASC 470 Debt. There is $115,000 of principal amounts outstanding at March 31, 2023.

Gage Loans

The Gage Acquisition included a senior secured term loan (the "Original Gage Term Loan") with an acquisition date fair value of $53,857. The credit agreement bears interest at a rate equal to the greater of (i) the Prime Rate plus 7% or (ii) 10.25%. The term loan is payable monthly and matures on November 30, 2022. The term loan is secured by a first lien on all Gage assets.

On August 10, 2022, the Original Gage Term Loan was amended as a result of the corporate restructure in conjunction with the Gage Acquisition. The amendment to the Original Gage Term Loan includes the addition of a borrower and guarantor under the term loan and a right of first offer in favor of the administrative agent for a refinancing of the term loan. This amendment was not considered extinguishment of debt under ASC 470 Debt.

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

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2,683, and a promissory note with an acquisition date fair value of $4,065. The loan payable to the former owner bears interest at a rate of 0.2%. The promissory note bears interest at a rate of 6%. There is $4,583 of principal amounts outstanding at March 31, 2023 on the loan payable and promissory note.

Pinnacle Loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory note matures on June 30, 2023 and bears interest rates of 6%. There is $8,833 of principal amounts outstanding at March 31, 2023 on the two promissory notes.

Pelorus Term Loan

On October 11, 2022, subsidiaries of TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan ("Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan bears interest at a variable rate tied to the one month secured overnight financing rate (SOFR), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months. The base rate is defined as, on any day, the greatest of (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by TerrAscend, TerrAscend USA Inc. and certain other subsidiaries of TerrAscend and secured by all of the assets of TerrAscend's Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey, but excluding the AMMD. The Pelorus Term Loan matures on October 11, 2027. There is $45,478 of principal amounts outstanding at March 31, 2023.

Cash Flows

Cash flows (used in) / provided by operating activities

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net cash (used in) / provided by operating activities	$8,434	$(18,847)

The increase of $27,281 in net cash provided by operating activities for the three months ended March 31, 2023 as compared to March 31, 2022 is due primarily to lower interest of $5,815, reduced taxes of $8,921 and an increase of $6,882 from December 31, 2022 to March 31, 2023 as compared to a decrease of $11,151 from December 31, 2021 to March 31, 2022 in accounts payable and accrued liabilities and other payables due to timing of those payments. Additionally, the Frederick lease termination fee of $3,300 was paid during the three months ended March 31, 2022.

Cash flows (used in) / provided by investing activities

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net cash (used in) / provided by investing activities	$(11,581)	$13,913

The net cash used in investing activities for the three months ended March 31, 2023 primarily relates to the cash paid to AMMD of $9,611. Additionally, TerrAscend increased the investment in property and equipment by $2,497 during the three months ended March 31, 2023.

In comparison, the net cash provided by investing activities for the three months ended March 31, 2022 primarily relates to the cash acquired through the Gage Acquisition of $ 24,716. The cash provided by investing activities is offset by investments in property and equipment of $10,251 primarily related to the buildout of a cultivation site in Maryland, continuing renovations at the Company's Pennsylvania cultivation site, as well as the continued buildout of the Company's Lodi alternative treatment center in New Jersey.

Cash flows provided by financing activities

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by financing activities	$9,398	$17,068

Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to cash inflow as a result of transfer with recourse of Employee Retention Credit, offset by principal payments on loans of $1,204 and capital contributions paid to non-controlling interest holders of $1,884.

During the three months ended March 31, 2022, 7,989,436 Common Share warrants were exercised for total proceeds of $23,330 and 68,215 stock options were exercised at $1.93-$5.21 (C$2.42-$6.53) per unit for total gross proceeds of $192. The cash provided by financing activities was offset by payments of contingent consideration related to the acquisition of State Flower of $6,630.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, TerrAscend reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. TerrAscend believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and TerrAscend calculates (i) Adjusted gross profit as gross profit from continuing operations adjusted for certain material non-cash items, and (ii) Adjusted EBITDA from continuing operations as EBITDA from continuing operations adjusted for certain material non-cash items and certain other adjustments which management believes are not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

TerrAscend believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of TerrAscend as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of TerrAscend’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three months ended March 31, 2023 and 2022.

		For the Three Months Ended

	Notes	March 31, 2023	March 31, 2022
Net loss		$(22,769)	$(16,006)
Loss from discontinued operations		3,591	2,256
Loss from continuing operations		(19,178)	(13,750)

Add (deduct) the impact of:
Provision for income taxes		12,664	3,743
Finance expenses		7,875	6,605
Amortization and depreciation		4,771	4,525
EBITDA from continuing operations	(a)	6,132	1,123
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	—	1,806
Vape recall	(c)	—	1,894
Share-based compensation	(d)	1,713	3,356
Loss on lease termination and derecognition of ROU asset	(e)	205	—
Loss from revaluation of contingent consideration	(f)	—	119
Other one-time items	(g)	1,358	1,974
Employee Retention Credits Transfer Fee	(h)	2,235	—
Gain on fair value of warrants and purchase option derivative asset	(i)	(437)	(5,713)
Indemnification asset release	(j)	—	(25)
Impairment of property and equipment and loss on disposal of fixed assets	(k)	334	—
Unrealized and realized loss on investments	(l)	699	—
Unrealized and realized foreign exchange loss	(m)	(31)	356
Adjusted EBITDA from continuing operations		$12,208	$4,890

TerrAscend calculates adjusted gross profit by adjusting gross profit for the one-time relief of fair value of inventory upon acquisition, non-cash write downs of inventory, vape recall, and other one time adjustments to gross profit as TerrAscend does not believe that these impacts are reflective of ongoing operations. The table below reconciles gross profit to adjusted gross profit for the three months ended March 31, 2023 and 2022:

	Notes	March 31, 2023	March 31, 2022
Gross profit		$33,900	$15,624
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	-	1,806
Non-cash write downs of inventory	(c)	-	1,894
Other one time adjustments to gross profit	(n)	94	238
Adjusted gross profit		$33,994	$19,562

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated as earnings from continuing operations before interest, tax, depreciation and amortization.
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
c)
On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the TerrAscend's SKUs. As a result of the recall TerrAscend recorded sales returns of $1,040 and write-downs of inventory of $854 for the three months ended March 31, 2022.

d)
Represents non-cash share-based compensation expense.
e)
Represents loss taken as a result on the derecognition of right of use assets.
f)
Represents the revaluation of TerrAscend’s contingent consideration liabilities.
g)
Includes one-time fees incurred in connection with TerrAscend’s acquisitions, such as expenses related to professional fees, consulting, legal and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for Sarbanes Oxley Act of 2022 implementation. These fees are not indicative of TerrAscend’s ongoing costs.
h)
Represents expenses associated with ERC transfer of assets with recourse.
i)
Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the U.S. denominated preferred share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
j)
Represents the reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
k)
Represents impairment charges taken on TerrAscend's property and equipment, as well as write-downs of property and equipment.
l)
Represents unrealized and realized gain on fair value changes on strategic investments.
m)
Represents the remeasurement of USD denominated cash and other assets recorded in C$ functional currency.
n)
Represents other one time adjustments to gross profit that are not indicative of ongoing costs.

The increase in Adjusted EBITDA from continuing operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to implementation of adult use sales in New Jersey and improvement in operations in Michigan.

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

There have been no significant changes to the critical accounting estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," included in the 2022 Form 10-K.

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

The Company will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of its initial public offering, (b) in which we have total annual gross revenue of $1.235 billion or more, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th ; and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, TerrAscend is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on TerrAscend's consolidated balance sheets or results of operations. At March 31, 2023, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of TerrAscend's consolidated financial statements.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1.A. “Risk Factors” in our Annual Report. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information

On May 11, 2023, the Company entered into an Amended and Restated Employment Agreement (the “Gefen A&R Agreement”) with Lynn Gefen, the Company’s Chief Legal Officer & Corporate Secretary, which among other things, provides for certain change of control provisions. In the event of a change of control, 100% of Ms. Gefen’s unvested options and RSUs will accelerate and vest immediately. In addition, if Ms. Gefen’s employment is terminated without cause or for good reason within 12 months following a change of control, Ms. Gefen will be entitled to two times her Severance Pay (as defined in the Gefen A&R Agreement), two times her COBRA Cash Stipend (as defined in the Gefen A&R Agreement) and, if not yet paid, her full bonus for the prior calendar year and full bonus for the current calendar year. The foregoing description of the Gefen A&R Agreement is qualified in its entirety by reference to the full text of such agreement, which will be filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2023 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit		Description of Exhibit Incorporated Herein by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Fourth Amendment to Credit Agreement, dated March 15, 2023 by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC as Administrative Agent	10-K	000-56363	10.6	3/16/2023

10.2	Executive Employment Agreement, dated March 29, 2023, by and between TerrAscend USA, Inc. and Ziad Ghanem.	8-K	000-56363	10.1	3/31/2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerrAscend Corp.

Date: May 11, 2023	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)