Form 10-Q
period 2023-06-30
TerrAscend Corp.
filed 2023-08-10
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Registrant’s telephone number, including area code: (717) 610-4165

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

As of August 9, 2023, the registrant had 286,961,175 common shares, $0.01 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	1
	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2023 and 2022	2
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and six months ended June 30, 2023 and 2022 Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2023 and 2022	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Signatures		45

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
•
TerrAscend may be subject to certain restrictions of the Toronto Stock Exchange, which may constrain our ability to expand our business in the United States;
•
certain restrictions or limitations on TerrAscend's ability to distribute and expend capital due to the Company's corporate restructure;
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
•
the growth of the Michigan wholesale and retail business;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$28,915	$26,158
Restricted cash	3,106	605
Accounts receivable, net	9,478	22,443
Investments	1,932	3,595
Inventory	54,015	46,335
Assets held for sale	—	17,349
Prepaid expenses and other current assets	8,674	4,937
Current assets from discontinued operations	509	571
	106,629	121,993
Non-Current Assets
Restricted cash - Non-current	2,500	—
Property and equipment, net	208,995	215,812
Deposits	406	837
Operating lease right of use assets	32,824	29,451
Intangible assets, net	269,594	239,704
Goodwill	99,952	90,328
Other non-current assets	848	3,462
	615,119	579,594
Total Assets	$721,748	$701,587

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$50,841	$44,286
Deferred revenue	3,092	2,935
Loans payable, current	23,928	48,335
Contingent consideration payable, current	4,434	5,184
Operating lease liability, current	1,911	1,857
Lease obligations under finance leases, current	275	521
Corporate income tax payable	45,934	23,077
Other current liabilities	1,608	2,599
Current liabilities from discontinued operations	1,466	9,111
	133,489	137,905
Non-Current Liabilities
Loans payable, non-current	180,400	145,852
Operating lease liability, non-current	35,207	31,545
Lease obligations under finance leases, non-current	2,139	6,713
Derivative liability	5,750	711
Convertible debt	6,447	—
Deferred income tax liability	35,596	30,700
Financing obligations	10,754	11,198
Other long term liabilities	16,367	15,792
	292,660	242,511
Total Liabilities	426,149	380,416
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,608 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 76,996,538 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common shares, no par value, unlimited shares authorized; 286,807,780 and 259,624,531 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	945,926	934,972
Accumulated other comprehensive income	1,330	2,085
Accumulated deficit	(653,623)	(618,260)
Non-controlling interest	1,966	2,374
Total Shareholders' Equity	295,599	321,171
Total Liabilities and Shareholders' Equity	$721,748	$701,587

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$72,437	$64,221	$142,157	$113,281
Excise and cultivation tax	(313)	(261)	(635)	(736)
Revenue, net	72,124	63,960	141,522	112,545

Cost of Sales	35,898	40,009	71,396	72,970

Gross profit	36,226	23,951	70,126	39,575

Operating expenses:
General and administrative	30,476	32,925	58,206	54,349
Amortization and depreciation	2,242	2,581	4,271	4,756
Impairment of property and equipment	10	—	345	—
Total operating expenses	32,728	35,506	62,822	59,105

Income (loss) from operations	3,498	(11,555)	7,304	(19,530)
Other (income) expense
Loss from revaluation of contingent consideration	—	34	—	153
Gain on fair value of warrants and purchase option derivative asset	(215)	(47,345)	(653)	(53,058)
Finance and other expenses	8,171	13,663	18,258	20,318
Transaction and restructuring costs	389	627	392	1,242
Unrealized and realized foreign exchange (gain) loss	(101)	(315)	(132)	41
Unrealized and realized loss on investments	1,661	234	2,360	234
(Loss) Income from continuing operations before provision from income taxes	(6,407)	21,547	(12,921)	11,540
Provision for income taxes	6,448	4,688	19,112	8,431
Net (loss) income from continuing operations	$(12,855)	$16,859	$(32,033)	$3,109

Discontinued operations:
Loss from discontinued operations, net of tax	$(621)	$(2,697)	$(4,212)	$(4,953)
Net (loss) income	$(13,476)	$14,162	$(36,245)	$(1,844)

Foreign currency translation	408	280	755	3,887
Comprehensive (loss) income	$(13,884)	$13,882	$(37,000)	$(5,731)

Net (loss) income from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(14,998)	$15,914	$(36,362)	$1,813
Non-controlling interests	$2,143	$945	$4,329	$1,296

Comprehensive (loss) income from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(16,027)	$12,937	$(41,329)	$(7,027)
Non-controlling interests	$2,143	$945	$4,329	$1,296

Net (loss) income per share
Net (loss) income per share - basic:
Continuing operations	$(0.05)	$0.06	$(0.13)	$0.01
Discontinued operations	$-	$(0.01)	$(0.02)	$(0.02)
Net (loss) income per share - basic	$(0.05)	$0.05	$(0.15)	$(0.01)
Weighted average number of outstanding common and proportionate voting shares	275,186,279	252,305,425	271,223,233	231,829,926

Net (loss) income per share - diluted:
Continuing operations	$(0.05)	$0.06	$(0.13)	$0.01
Discontinued operations	—	$(0.01)	$(0.02)	$(0.02)
Net (loss) income per share - diluted	$(0.05)	$0.05	$(0.15)	$(0.01)
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	275,186,279	257,883,711	271,223,233	231,829,926

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B		Common Shares Equivalent		Additional paid in capital	Accumulated other comprehensive income (loss)		Accumulated deficit		Non-controlling interest		Total
Balance at March 31, 2023	274,653,743	63,492,038	12,350	600		351,095,985		$936,404	$1,738		$(641,517)		$2,676		$299,301
Shares issued - stock options, warrant and RSU exercises	1,078	—	—	—		1,078		—	—		—		—		—
Shares, options and warrants issued - acquisitions	5,442,282	—	—	—		5,442,282		9,524	—		—		—		9,524
Shares, options and warrants issued - legal settlement	130,000	—	—	—	—	130,000	—	201	—	—	—	—	—	—	201
Shares issued - conversion	—	—	—	—		—		—	—		—		—		—
Private placement net of share issuance costs	6,580,677	—	—	—	—	6,580,677	—	7,507	—	—	—	—	—	—	7,507
Share-based compensation expense	—	—	—	—		—		1,981	—		—		—		1,981
Options and warrants expired/forfeited	—	—	—	—		—		(3,514)	—		3,514		—		—
Capital distributions	—	—	—	—		—		—	—		—		(1,531)		(1,531)
Acquisition of non-controlling interest	—	—	—	—		—		(6,177)	—		—		(1,323)		(7,500)
Net (loss) income for the period	—	—	—	—		—		—	—		(15,620)		2,144		(13,476)
Foreign currency translation	—	—	—	—		—		—	(408)		—		—		(408)
Balance at June 30, 2023	286,807,780	63,492,038	12,350	600	—	363,250,022	—	945,926	1,330	—	(653,623)	—	1,966	—	295,599

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at March 31, 2022	251,971,226	52,395,071	13,358	610	318,334,501	$850,386	$(783)	(329,855)	5,491	$525,239
Shares issued - stock option, warrant and RSU exercises	36,099	—	—	—	36,099	1,041	—	—	—	1,041
Shares issued - conversion	700,000	—	(700)	—	—	—	—	—	—	—
Shares issued - liability settlement	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	4,463	—	—	—	4,463
Options expired/forfeited	—	—	—	—	—	(1,506)	—	1,506	—	—
Capital contribution	—	—	—	—	—	564	—	—	(221)	343
Net income for the period	—	—	—	—	—	—	—	13,217	945	14,162
Foreign currency translation	—	—	—	—	—	—	(280)	—	—	(280)
Balance at June 30, 2022	252,707,325	52,395,071	12,658	610	318,370,600	$854,948	$(1,063)	$(315,132)	$6,215	$544,968

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2022	259,624,531	76,996,538	12,608	600	349,829,273	$934,972	$2,085	$(618,260)	$2,374	$321,171
Shares issued - stock options, warrant and RSU exercises	393,924	—	—	—	393,924	81	—	—	—	81
Shares, options and warrants issued - acquisitions	5,913,963	—	—	—	5,913,963	10,267	—	—	—	10,267
Shares, options and warrants issued - legal settlement	532,185	—	—	—	532,185	794	—	—	—	794
Shares issued - conversion	13,762,500	(13,504,500)	(258)	—	—	—	—	—	—	—
Private placement net of share issuance costs	6,580,677	—	—	—	6,580,677	7,507	—	—	—	7,507
Share-based compensation expense	—	—	—	—	—	3,694	—	—	—	3,694
Options and warrants expired/forfeited	—	—	—	—	—	(5,212)	—	5,212	—	—
Capital distributions	—	—	—	—	—	—	—	—	(3,415)	(3,415)
Acquisition of non-controlling interest	—	—	—	—	—	(6,177)	—	—	(1,323)	(7,500)
Net (loss) income for the period	—	—	—	—	—	—	—	(40,575)	4,330	(36,245)
Foreign currency translation	—	—	—	—	—	—	(755)	—	—	(755)
Balance at June 30, 2023	286,807,780	63,492,038	12,350	600	363,250,022	$945,926	$1,330	$(653,623)	$1,966	$295,599

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2021	190,930,800	38,890,571	13,708	610	244,175,394	$535,418	$2,823	(314,654)	5,367	$228,954
Shares issued - stock option, warrant and RSU exercises	9,336,728	—	—	—	9,336,728	25,743	—	—	—	25,743
Shares issued - acquisitions	51,349,978	13,504,500	—	—	64,854,478	288,044	—	—	—	288,044
Shares issued - liability settlement	4,000	—	—	—	4,000	22	—	—	—	22
Shares issued- conversion	1,085,819	—	(1,050)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	7,819	—	—	—	7,819
Options expired/forfeited	—	—	—	—	—	(2,662)	—	2,662	—	—
Conversion of convertible debt	—	—	—	—	—	564	—	—	—	564
Capital contribution	—	—	—	—	—	—	—	—	(448)	(448)
Net (loss) income for the period	—	—	—	—	—	—	—	(3,140)	1,296	(1,844)
Foreign currency translation	—	—	—	—	—	—	(3,886)	—	—	(3,886)
Balance at June 30, 2022	252,707,325	52,395,071	12,658	610	318,370,600	$854,948	$(1,063)	$(315,132)	$6,215	$544,968

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities
Net (loss) income from continuing operations	$(32,033)	$3,109
Adjustments to reconcile net (loss) income to net cash used in operating activities
Non-cash write downs of inventory	1,081	8,495
Accretion expense	5,673	1,708
Depreciation of property and equipment and amortization of intangible assets	9,761	11,253
Amortization of operating right-of-use assets	932	1,074
Share-based compensation	3,694	7,819
Deferred income tax expense	815	(787)
Gain on fair value of warrants and purchase option derivative	(653)	(53,058)
Loss on disposal of fixed assets	345	—
Revaluation of contingent consideration	—	153
Loss on disposal of fixed assets	—	929
Release of indemnification asset	—	3,973
Unrealized and realized foreign exchange (gain) loss	(132)	41
Unrealized and realized loss on investments / derivatives	2,410	234
Changes in operating assets and liabilities
Receivables	295	(445)
Inventory	(7,851)	208
Prepaid expense and other current assets	(319)	1,434
Deposits	431	206
Other assets	714	461
Accounts payable and accrued liabilities and other payables	4,089	(7,840)
Operating lease liability	(337)	(614)
Other liability	1,085	(10,353)
Contingent consideration payable	—	(410)
Corporate income tax payable	22,127	5
Deferred revenue	157	766
Net cash provided by (used in) operating activities- continuing operations	12,284	(31,639)
Net cash (used in) operating activities- discontinued operations	(3,164)	(3,337)
Net cash provided by (used in) operating activities	9,120	(34,976)

Investing activities
Investment in property and equipment	(4,504)	(12,500)
Investment in intangible assets	(262)	(1,330)
Principal payments received on lease receivable	104	392
Receipt of convertible debenture payment	738	—
Deposits for property and equipment	—	(10,036)
Deposits for business acquisition	—	(852)
Payment for land contracts	(769)	(429)
Cash portion of consideration paid in acquisitions, net of cash of acquired	(14,469)	24,716
Net cash (used in) investing activities- continuing operations	(19,162)	(39)
Net cash provided by investing activities- discontinued operations	14,285	—
Net cash (used in) investing activities	(4,877)	(39)

Financing activities
Transfer of Employee Retention Credit	12,677	—
Proceeds from loan payable, net of transaction costs	23,872	—
Proceeds from options and warrants exercised	81	24,158
Loan principal paid	(40,359)	(4,968)
Loan amendment fee paid and prepayment premium paid	(1,178)	(1,200)
Cash distributions to partners	(3,415)	(1,436)
Capital contributions paid to non-controlling interests	—	(448)
Payments of contingent consideration	—	(6,630)
Proceeds from private placement, net of share issuance costs	19,218	—
Payments made for financing obligations and finance lease	(941)	(460)
Net cash provided by financing activities- continuing operations	9,955	9,016
Net cash (used in) financing activities- discontinued operations	(5,539)	(235)
Net cash provided by financing activities	4,416	8,781

Net increase in cash and cash equivalents and restricted cash during the period	8,659	(26,234)
Net effects of foreign exchange	(901)	(4,377)
Cash and cash equivalents and restricted cash, beginning of the period	26,763	79,642
Cash and cash equivalents and restricted cash, end of the period	$34,521	$49,031

Supplemental disclosure with respect to cash flows
Income taxes (refund received) paid	$(4,582)	$9,213
Interest paid	$9,259	$14,641
Lease termination fee paid	$-	$3,300
Non-cash transactions
Equity and warrant liability issued as consideration for acquisition	$10,267	$294,800
Shares issued for legal and liability settlement	$794	$22
Accrued capital purchases	$529	$9,776

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

1. Nature of operations

TerrAscend Corp. (“TerrAscend” or the “Company”) was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services to the United States (“U.S.”) and Canadian cannabinoid markets where cannabis production or consumption has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including Gage Growth ("Gage"), a cultivator, processor and retailer in Michigan; KISA Enterprises MI, LLC and KISA Holdings LLC (collectively "Pinnacle"); The Apothecarium (“The Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; TerrAscend NJ, LLC ("TerrAscend NJ"), a cultivator, processor and retailer with operations in New Jersey; Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; vertically integrated operations in Maryland which include HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a cannabis cultivator and processor, Allegany Medical Marijuana Dispensary ("AMMD"), Peninsula Alternative Health ("Peninsula"), Blue Ridge Wellness ("Blue Ridge"), and Herbiculture Inc. ("Herbiculture"); Valhalla Confections, a cannabis-infused edibles brand; and State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco. Notwithstanding various states in the U.S. which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

Effective July 4, 2023, the Company commenced trading of its common shares on the Toronto Stock Exchange ("TSX"), under the ticker symbol "TSND". Previously from May 3, 2017 to June 30, 2023, common shares of the Company were traded on the Canadian Securities Exchange under ticker symbol "TER". The common shares of the Company began trading on OTCQX on October 22, 2018 under the ticker symbol "TRSSF" and changed its ticker symbol to "TSNDF" effective July 6, 2023. The Company’s registered office is located at 77 City Centre Drive, Suite 501, Mississauga, Ontario, L5B 1M5.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements included herein (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the year ended December 31, 2023, or any other interim or future periods.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein. At June 30, 2023, TerrAscend had an accumulated deficit of $653,623. During the three and six months ended June 30, 2023, TerrAscend incurred a net loss from continuing operations of $12,855 and $32,033, respectively. Additionally, as of June 30, 2023 the Company’s current liabilities exceed its current assets. Therefore, the Company expects that it will need additional capital to continue to fund its operations.

The aforementioned indicators raise substantial doubt about TerrAscend's ability to continue as a going concern for at least one year from the issuance of these financial statements. The Company believes this concern is mitigated by steps to improve its operations and cash position, including: (i) identifying access to future capital required to meet the Company’s on-going obligations, (ii) improved cashflow growth from the Company's consolidated operations, particularly in New Jersey and most recently Maryland with conversion to adult use sales, and (iii) various cost and efficiency improvements.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2022 contained in the Company's 2022 Form 10-K. There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting policies of the Company’s audited consolidated financial statements for the year ended December 31, 2022 in the Company's 2022 Form 10-K other than the new estimate disclosed in Note 3 of the financial statements.

3.
Consolidation

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company consolidates entities in which it has a controlling financial interest by evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”).

As a part of the TSX listing, the Company reorganized its ownership in subsidiaries to segregate the Company’s Canadian cannabis operations from its operations in the United States (the "Reorganization"). After the Reorganization, the Company owns 95% of its Canadian business. The Company continues to consolidate both its Canadian and its U.S. cannabis operation under two different consolidation models.

Voting Interest Entities

A VOE is an entity in which (1) the total equity investment at risk is deemed sufficient to absorb the expected losses of the entity, (2) the at-risk equity holders, as a group, have all of the characteristics of a controlling financial interest and (3) the entity is structured with substantive voting rights. The Company consolidates the Canadian operations under a VOE model based on the controlling financial interest obtained through common shares with substantive voting rights.

Variable Interest Entities

A VIE is an entity that lacks one or more characteristics of a controlling financial interest defined under the voting interest model. The Company consolidates VIE when it has a variable interest that provide it with (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits).

As a result of the Company's TSX listing effort, TerrAscend Growth Corp., a wholly owned subsidiary of the Company, has issued $1 million of Class A shares to an investor. See Note 10 for accounting treatment of Class A shares. The Company’s ownership in Class B shares, representing 100% of the issued and outstanding shares of TerrAscend Growth Corp., were exchanged for non-voting, non-participating exchangeable shares of TerrAscend Growth Corp. Simultaneously, the Company entered into a protection agreement with TerrAscend Growth Corp. that contains certain negative covenants that are designed to preserve the value of the non-voting shares until such time as they are converted into common shares. The Company determined TerrAscend Growth Corp. is a VIE as all the Company’s US activities continue to be conducted on behalf of the Company which has disproportionately few voting rights. After conducting an analysis of the following VIE factors; purpose and design of the VIE, the protection agreement in place, the board structure of TerrAscend Growth Corp., and substantive kick-out rights of the Class A shareholders, it was determined that the Company has the power to direct the activities of TerrAscend Growth Corp. In addition, given the structure of the Class A shares where all of the losses and substantially all of the benefits of TerrAscend Growth Corp. are absorbed by the Company, the Company consolidates as the primary beneficiary in accordance with ASC 810 Consolidation. Management has applied significant judgment on the decision to consolidate its VIE's based on the facts and circumstances noted above.

The Company's U.S. operations are consolidated through the VIE model. Therefore, substantially all of the Company's current assets, non-current assets, current liabilities and non-current liabilities are consolidated through the VIE model. The Company's assets and liabilities that are not consolidated through the VIE model include convertible debt, derivative liability and assets and liabilities from discontinued operations. The Company also consolidates a minimal amount of assets and liabilities within Canada, see Note 21 for more information.

4.
Accounts receivable, net

	June 30, 2023	December 31, 2022
Trade receivables	$19,213	$14,786
Sales tax receivable	120	277
Other receivables	994	17,936
Expected credit losses	(10,849)	(10,556)
Total receivables, net	$9,478	$22,443

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

ASC 860 Transfers and Servicing was reviewed and management has concluded that this should be accounted for as an asset transfer with recourse. This fee is included in finance and other expenses. If the Company does not receive the ERC claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the financing agreement through the repayment date. The Company’s obligation under the financing agreement will be satisfied upon receipt of the ERC claim or other full repayment. As of June 30, 2023, the lender has received refunds in the amount of $10,059 and is awaiting receipt of the remaining refunds. Management has concluded that collection remains probable and no additional recourse obligation was recorded for the six months ended June 30, 2023.

	June 30, 2023	December 31, 2022
Trade receivables	$19,213	$14,786
Less: provision for sales returns and expected credit losses	(10,849)	(10,556)
Total trade receivables, net	$8,364	$4,230

Of which
Current	7,393	4,045
31-90 days	1,108	614
Over 90 days	10,712	10,127
Less: provision for sales returns and expected credit losses	(10,849)	(10,556)
Total trade receivables, net	$8,364	$4,230

The over 90 days aged balance relates mainly to one customer which was deemed uncollectible.

5.
Acquisitions

AMMD

On January 27, 2023, TerrAscend closed the acquisition of AMMD, a dispensary in Cumberland, Maryland. Under the terms of the agreement, TerrAscend acquired a 100% equity interest in AMMD for total consideration of $10,000 in cash, in addition to entering into a long-term lease with the option to purchase the real estate. The cash consideration paid included repayments of indebtedness and transaction expenses on behalf of AMMD of $160 and $29, respectively.

The following table presents the fair value of assets acquired and liabilities assumed as of the January 27, 2023 acquisition date and allocation of the consideration to net assets acquired:

Cash and cash equivalents	$20
Inventory	303
Prepaid expense	4
Operating right of use asset	781
Fixed assets	416
Intangible asset	5,330
Goodwill	6,005
Accounts payable and accrued liabilities	(135)
Deferred tax liability	(2,021)
Corporate income taxes payable	(291)
Operating lease liability	(781)
Net assets acquired	$9,631

Cash	10,000
Working capital adjustment	(369)
Total consideration	$9,631

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

The accounting for this acquisition has been provisionally determined at June 30, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, property and equipment, operating right of use assets, lease liabilities, corporate income taxes payable, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods. During the 3 months ended June 30, 2023, an adjustment was made to decrease intangible assets by $620 due to new information regarding the fair value at January 27, 2023. This resulted in an increase to goodwill of the same amount.

Costs related to this transaction were $191, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $36 and $99 were recorded during the six months ended June 30, 2023 and June 30, 2022, respectively.

On a standalone basis, had the Company acquired the business on January 1, 2023, sales estimates would have been $3,736 for the six months ended June 30, 2023 and net income estimates would have been $1,141. Actual sales and net income for the six months ended June 30, 2023 since the date of acquisition are $3,057 and $897, respectively.

Peninsula

On June 28, 2023, the Company closed the acquisition of Peninsula, a dispensary located in Salisbury, Maryland. Under the terms of the agreement, the Company acquired 100% of the equity interest in Peninsula for total consideration of $14,362 exclusive of assumed financing obligations of $7,698. The consideration was comprised of 5,442,282 common shares of the Company ("Common Shares"), valued at $9,524, a $3,927 secured promissory note at an interest rate of 7.25% maturing on June 28, 2026, and $1,500 in cash, less a working capital adjustment of $589. The cash consideration paid included transaction expenses and repayments of indebtedness on behalf of Peninsula of $290 and $33, respectively. As part of the stock consideration, the Company guaranteed the value of the stock consideration as of the transaction date for a period up to 24 months from the transaction date. This guarantee in value is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging.

The following table presents the fair value of assets acquired and liabilities assumed as of the June 28, 2023 acquisition date and allocation of the consideration to net assets acquired:

Inventory	$370
Prepaid expense	371
Operating right of use asset	1,168
Fixed assets	68
Intangible asset	21,800
Goodwill	683
Accounts payable and accrued liabilities	(1,123)
Loans payable	(7,807)
Operating lease liability	(1,168)
Net assets acquired	$14,362

Cash	1,500
Common shares of TerrAscend	9,524
Loans payable	3,927
Working capital adjustment	(589)
Total consideration	$14,362

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The accounting for this acquisition has been provisionally determined at June 30, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, property and equipment, operating right of use assets, lease liabilities, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $445, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the six months ended June 30, 2023.

On a standalone basis, had the Company acquired the business on January 1, 2023, sales estimates would have been $6,987 for the six months ended June 30, 2023 and net income estimates would have been $1,168. Actual sales and net loss for the six months ended June 30, 2023 since the date of acquisition are $200 and $129, respectively.

Blue Ridge

On June 30, 2023, the Company closed the acquisition of Blue Ridge, a dispensary located in Parkville, Maryland. The Company has plans to relocate Blue Ridge in the next six months to a new, high-traffic retail center. Under the terms of the agreement, the Company acquired a 100% equity interest in Blue Ridge for total consideration of $6,188, comprised of a promissory note of $3,750 at an interest rate of 7.0% maturing on June 30, 2027 and $3,000 in cash, less a working capital adjustment of $562. The cash consideration paid included repayments of indebtedness and transaction expenses on behalf of Blue Ridge of $707 and $281, respectively.

The following table presents the fair value of assets acquired and liabilities assumed as of the June 30, 2023 acquisition date and allocation of the consideration to net assets acquired:

Inventory	$234
Prepaid expense	192
Operating right of use asset	2,325
Intangible asset	6,410
Goodwill	2,936
Deferred tax liability	(2,653)
Accounts payable and accrued liabilities	(931)
Operating lease liability	(2,325)
Net assets acquired	$6,188

Cash	3,000
Loans payable	3,750
Working capital adjustment	(562)
Total consideration	$6,188

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

The accounting for this acquisition has been provisionally determined at June 30, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, operating right of use assets, lease liabilities, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $163, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the six months ended June 30, 2023.

On a standalone basis, had the Company acquired the business on January 1, 2023, sales estimates would have been $2,018 for the six months ended June 30, 2023 and net income estimates would have been $383. Actual sales and net loss for the six months ended June 30, 2023 since the date of acquisition are $21 and $84, respectively.

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

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	Pinnacle	Total
Carrying amount, December 31, 2022	$1,406	$3,028	$750	$5,184
Payments of contingent consideration	—	—	(750)	(750)
Carrying amount, June 30, 2023	$1,406	$3,028	—	$4,434
Less: current portion	(1,406)	(3,028)	—	(4,434)
Non-current contingent consideration	—	—	—	—

During the six months ended June 30, 2023, the Company issued 471,681 shares of common stock to the sellers of its previously acquired Pinnacle business. The issuance of shares fully settles the $750 earn out consideration provision in the stock purchase agreement.

6.
Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	June 30, 2023	December 31, 2022
Raw materials	$1,406	$1,181
Finished goods	20,691	15,280
Work in process	26,891	26,406
Accessories, supplies and consumables	5,027	3,468
	$54,015	$46,335

The Company wrote down $1,081 of packaging inventory due primarily to defective cartridges during the six months ended June 30, 2023.

On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall, the Company wrote off $1,071 and $1,925 of inventory during the three and six months ended June 30, 2022, respectively.

In addition, management wrote down its inventory by $6,351 and $6,570 for the three and six months ended June 30, 2022, respectively. The inventory write-downs in the prior year period were mainly due to the write down of inventory to lower of cost or market which was related to the Company's operations reconfiguration of its cultivation facility in Pennsylvania, as well as inventory in Canada that the Company deemed unsaleable.

7.
Discontinued operations

The Company determined to make available for sale the asset groups related to TerrAscend Canada's Licensed Producer business. Therefore, the results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented.

The major classes of assets and liabilities from discontinued operations included the following:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	June 30, 2023	December 31, 2022
Land	—	$734
Buildings & improvements	—	16,529
Office furniture & equipment	—	86
Total assets held for sale	—	$17,349

Prepaid expenses and other current assets	509	571
Current assets from discontinued operations	$509	$571

Accounts payable and accrued liabilities	$1,466	$3,747
Loans payable	—	5,364
Current liabilities from discontinued operations	$1,466	$9,111

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to TerrAscend Canada's Licensed Producer business. The results of discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	—	$1,146	—	$2,531
Excise and cultivation tax	—	(302)	—	(613)
Revenue, net	—	844	—	1,918

Cost of Sales	—	1,802	—	3,360

Gross profit	—	(958)	—	(1,442)

Operating expenses:
General and administrative	455	1,056	756	2,184
Amortization and depreciation	—	435	48	878
Impairment of property and equipment	—	—	3,064	—
Total operating expenses	455	1,491	3,868	3,062

Loss from discontinued operations	(455)	(2,449)	(3,868)	(4,504)
Other expense
Finance and other expenses	166	248	344	449
Net loss from discontinued operations	$(621)	$(2,697)	$(4,212)	$(4,953)

Asset Specific Impairment

Certain assets of TerrAscend Canada were determined to be held for sale as they met the criteria under ASC 360 Property, Plant and Equipment. TerrAscend Canada operated out of a 67,300 square foot facility located in Mississauga, Ontario. Assets held for sale are reported at the lower of its carrying value or fair value less cost to sell. On May 23, 2023, the Mississauga, Ontario facility was sold for CAD $19,700 (U.S. $14,285). Net proceeds have been applied to pay down existing Company debt.

8.
Property and equipment

Property and equipment consisted of:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	June 30, 2023	December 31, 2022
Land	$6,713	$6,512
Assets in process	26,181	28,416
Buildings & improvements	159,356	154,742
Machinery & equipment	33,337	30,973
Office furniture & equipment	8,727	7,576
Assets under finance leases	2,530	7,277
Total cost	236,844	235,496
Less: accumulated depreciation	(27,849)	(19,684)
Property and equipment, net	$208,995	$215,812

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

As of June 30, 2023 and December 31, 2022, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $3,395 and $6,652 for the three and six months ended June 30, 2023, respectively ($2,023 and $4,040 included in cost of sales) and $3,027 and $4,684 for the three and six months ended June 30, 2022, respectively ($1,670 and $3,171 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,286	$(817)	$469
Licenses	208,384	(22,016)	186,368
Brand intangibles	1,144	(1,144)	-
Non-compete agreements	280	(280)	-
Total finite lived intangible assets	211,094	(24,257)	186,837
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$293,851	$(24,257)	$269,594

At December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,169	$(569)	$600
Licenses	178,929	(22,590)	156,339
Brand intangibles	1,144	(1,144)	-
Non-compete agreements	280	(272)	8
Total finite lived intangible assets	181,522	(24,575)	156,947
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$264,279	$(24,575)	$239,704

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Amortization expense was $1,595 and $3,109 for the three and six months ended June 30, 2023, respectively ($725 and $1,450 included in cost of sales) and $3,871 and $6,333 for the three and six months ended June 30, 2022, respectively ($2,345 and $3,076 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

Remainder of 2023	$4,501
2024	8,662
2025	8,396
2026	8,381
2027	8,301

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2022	$90,328
Acquisitions (see Note 5)	9,004
Measurement period adjustment	620
Balance at June 30, 2023	$99,952

10.
Loans payable

	Ilera Term Loan	Stearns Loan	Gage Loans	Pinnacle Loans	Pelorus Term Loan	Maryland Acquisition Loans	Class A Share Gage Growth Corp	IHC Note Payable	Total
Balance at December 31, 2022	$110,850	$-	$29,976	$9,333	$44,028	$-	$-	$-	$194,187
Loan principal, net of transaction costs		23,872	—	—	—	15,485	1,000	7,500	47,857
Loan amendment fee / Prepayment penalty	(2,328)	—	—	—	—	—	—	—	(2,328)
Interest and accretion	8,405	38	2,189	266	3,332	—	—	—	14,230
Principal and interest paid	(40,469)	—	(3,132)	(1,266)	(3,251)	—	—	(1,500)	(49,618)
Effects of movements in foreign exchange	—	—	—	—	—	—	—	—	-
Ending carrying amount at June 30, 2023	76,458	23,910	29,033	8,333	44,109	15,485	1,000	6,000	204,328
Less: current portion	(3,461)	(405)	(3,214)	(8,333)	(551)	(1,964)	—	(6,000)	(23,928)
Non-current loans payable	$72,997	$23,505	$25,819	—	$43,558	$13,521	$1,000	$-	$180,400

Total interest paid on all loan payables was $6,803 and $9,259 for the three and six months ended June 30, 2023, respectively, and $6,370 and $14,406 for the three and six months ended June 30, 2022, respectively.

Ilera Term Loan

On April 14, 2023, WDB Holding PA agreed to an amendment to the Ilera Term Loan among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein), and (ii) to waive certain tax provisions. On June 22, 2023, WDB Holding PA further agreed to an amendment among other things, to (i) extend the next test date for the interest coverage ratio from June 30, 2023 until September 30, 2023, and (ii) amend the terms for which WDB Holding PA may incur certain indebtedness and liens.

In accordance with ASC 470, Debt, the amendments above were not considered extinguishment of debt.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its AMMD dispensary in Cumberland, Maryland ("Stearns Loan"). The loan carries an interest rate of prime plus 2.25% and matures on December 26, 2024. The Company is required to hold $2,500 on deposit in a restricted account.

Gage Loans

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

On June 9, 2023, TerrAscend Growth Corp. agreed to an amendment among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein) and (ii) to permit certain indebtedness and waive certain tax provisions.

Pinnacle Loan

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory notes carry an interest rate of 6%. On June 27, 2023, Spartan Partners Properties, LLC agreed to an amendment among other things, to extend the obligation date of the loan until December 1, 2023.

In accordance with ASC 470, Debt, the amendments above were not considered extinguishment of debt.

Pelorus Term Loan

On April 17, 2023, TerrAscend NJ, LLC agreed to an amendment among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein), and (ii) to waive certain tax provisions. On June 22, 2023, TerrAscend NJ, LLC further agreed to an amendment to permit certain indebtedness.

In accordance with ASC 470, Debt, the amendments above were not considered extinguishment of debt.

Maryland Acquisition Loans

On June 28, 2023, related to the acquisition of Peninsula, the Company assumed financing obligations in the amount of $7,698, which matures on June 28, 2025. The promissory note carries an interest rate of 8.25%. The Company will make monthly payments of principal and interest totaling $157 beginning on July 28, 2023. The Company is required to make a mandatory prepayment of 50% of the outstanding principal balance on January 28, 2025. The consideration also included a promissory note in the amount of $3,927. The promissory note carries an interest of 7.25% and is payable in twelve quarterly installments, maturing on June 28, 2026.

One June 30, 2023, related to the acquisition of Blue Ridge, the Company agreed to a promissory note in the amount of $3,750 payable in four quarterly installments of accrued interest commencing on September 30, 2023 and twelve equal quarterly installments of principal and accrued interest commencing on September 30, 2024. The remaining amount of the principal and accrued interest is due on June 30, 2027, the maturity date. The promissory note carries an interest rate of 7.0%.

Class A Share of TerrAscend Growth

As a part of the Reorganization (See Note 3), TerrAscend Growth Corp. issued $1,000 of Class A shares with a 20% guaranteed annual dividend. Under the Subscription Agreement, TerrAscend Growth Corp holds a call right to repurchase all of the Class A Shares, at any point in time, issuable to the holder of Class A Shares and the holder of Class A shares is granted a put right that is exercisable at any time following the five-year anniversary of the closing of the investment. The instrument is considered as a debt due to the economic characteristics and risks. The repurchase / put price is defined as the sum of: (a) the Repurchase/Put Price; plus (b) the amount equal to 40% of the Subscription Amount less the aggregate Dividend Amounts paid to the Subscriber as of the date of the Exercise Notice.

IHC Real Estate LP Loan

On June 26, 2023, the Company bought out the minority interest in IHC Real Estate LP and entered into a promissory note of $7,500. The promissory note carries an interest rate of 15% and matures on January 15, 2024. On June 28, 2023, the Company made a payment of $1,500.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

June 30, 2023
Remainder of 2023	$13,845
2024	137,216
2025	8,466
2026	3,649
2027	43,219
Thereafter	2,264
Total principal payments	$208,659

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 28 years. The Company had two and three finance leases at June 30, 2023 and December 31, 2022, respectively.

Amounts recognized in the consolidated balance sheet were as follows:

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$32,824	$29,451

Operating lease liability classified as current	1,911	1,857
Operating lease liability classified as non-current	35,207	31,545
Total operating lease liabilities	$37,118	$33,402

Finance leases:
Property and equipment, net	$2,374	$6,673

Lease obligations under finance leases classified as current	275	521
Lease obligations under finance leases classified as non-current	2,139	6,713
Total finance lease obligations	$2,414	$7,234

The Company recognized operating lease expense of $1,254 and $2,451 for the three and six months ended June 30, 2023, respectively. and 2022, respectively and $1,173 and $2,355 for the three and six months ended June 30, 2022.

Other information related to operating leases at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	12.9	12.8
Finance leases	0.7	6.8

Weighted-average discount rate
Operating leases	11.04%	10.69%
Finance leases	9.47%	9.89%

Supplemental cash flow information related to leases are as follows:

	June 30, 2023	December 31, 2022
Cash paid for amounts included in measurement of operating lease liabilities	$2,451	$5,053
Right-of-use assets obtained in exchange for operating lease obligations	3,764	3,097
Cash paid for amounts included in measurement of finance lease liabilities	254	220
Assets under finance leases obtained in exchange for finance lease obligations	-	6,913

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
Remainder of 2023	4,326	96	$4,422
2024	6,054	2,130	8,184
2025	6,045	132	6,177
2026	5,570	134	5,704
2027	5,080	136	5,216
Thereafter	48,419	81	48,500
Total lease payments	75,494	2,709	78,203
Less: interest	(38,376)	(295)	(38,671)
Total lease liabilities	$37,118	$2,414	$39,532

Under the terms of these operating sublease agreements, future rental income from such third-party leases is expected to be as follows:

Remainder of 2023	$313
2024	551
2025	445
2026	262
2027	—
Thereafter	—
Total rental payments	$1,571

A sale-leaseback transaction occurs when an entity sells an asset it owns and then immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes the lessor. Under ASC 842, Leases, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred. Through the Gage Acquisition, the Company entered into leaseback transactions on six properties of owned real estate. The Company has determined that these transactions do not qualify as a sale because control was not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease and continues to depreciate the asset. The Gage acquisition included financing obligations. The balance at June 30, 2023 was $11,614. Of this amount, $860 is included in other current liabilities and $10,754 is included in financing obligations in the unaudited consolidated balance sheets. The financing obligations had a weighted average term and weighted average discount rate of 7.2 years and 9.6%, respectively, at June 30, 2023.

Undiscounted financing obligations as of June 30, 2023 are as follows:

Remainder of 2023	974
2024	1,940
2025	1,986
2026	2,032
2027	2,079
Thereafter	5,680
Total payments	14,691
Less: interest	(3,077)
Total financing obligations	$11,614

12.
Convertible Debt

On June 23, 28, and 30, 2023, the Company closed the private placements of 10,105 senior unsecured convertible debentures at a price of $1,000 per debenture for total gross proceeds of $10,105. Unless repaid or converted earlier, the outstanding principal and accrued and unpaid interest on the debentures will be due and payable 36 months following the closing of the debenture Offering (the “Maturity Date”). Each debenture will bear interest at a rate of 9.9% per annum from the date of issuance, calculated and compounded semi-annually, and payable on the Maturity Date. Each holder may, at the option of the holder upon signing of the subscription agreement, elect to receive up to 4.95% per annum of such interest payable in cash on a semi-annual basis. Each debenture will be convertible into

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

common shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Maturity Date, at a conversion price of $2.01. Holders converting their debentures will receive accrued and unpaid interest for the period from and including the date of the last interest payment date, to and including, the date of conversion.

In accordance with ASC 815 Derivatives and Hedging, the conversion option was bifurcated from the host instrument as the instrument's strike price is denominated in a currency other than the functional currency of the issuer. It was recorded at fair value, using the Black-Scholes option model (Note 23). The proceeds are allocated first to the conversion option based on its fair value of $3,533, and the residual was allocated to the host instrument and recorded as convertible debt at a fair value of $6,572.

13.
Shareholders' equity

Warrants

The following is a summary of the outstanding warrants for common shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	23,240,330	728,715	$4.49	9.72
Expired	(320,000)	(320,000)	3.50	—
Outstanding, June 30, 2023	22,920,330	408,715	$4.61	9.35

The Gage Acquisition also included warrant liabilities that are exchangeable into common shares.

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	7,129,517	7,129,517	$8.66	0.99
Granted	3,590,334	—	$1.95	1.98
Exercised	—	—	—	—
Outstanding, June 30, 2023	10,719,851	7,129,517	$6.41	0.99

The following is a summary of the outstanding preferred share warrants at June 30, 2023. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	15,106	15,106	$3,000	0.39
Expired	(15,106)	(15,106)	3,000	—
Outstanding, June 30, 2023	-	-	$-	-

Private Placement Financing

Concurrently with convertible debenture placements (Note 12), on June 23, 2023, June 28, 2023, and June 30, 2023, the Company closed three tranches of private placements of equity securities at a price of $1.50 per unit for aggregate gross proceeds of $9,871. Each unit is comprised of one common share of the Company and one-half warrant to purchase one common share. Each warrant entitles the holder to acquire one common share at a price of $1.95 per common share for a period of 24 months following the date of issuance.

Detachable warrants issued in a bundled transaction are accounted for separately. Under ASC 815 Derivatives and Hedging, the detachable warrants meet the definition of derivative because the exercise price is denominated in a currency that is different from the

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

functional currency of the Company. It was recorded at a fair value of $2,216, using the Black-Scholes option model. The proceeds are allocated first to the warrants based on their fair value, and the residual of $7,655 was allocated to the equity (Note 23).

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options	$1,437	$3,500	$2,697	$6,090
Restricted share units	$544	$963	997	1,729
Total share-based payments	$1,981	$4,463	$3,694	$7,819

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value	Weighted average fair value of nonvested options (per share) $
Outstanding, December 31, 2022	20,111,246	4.86	$3.63	$320	N/A
Granted	706,627	—	1.75	—	—
Exercised	(405,134)	—	0.19	—	—
Forfeited	(1,386,353)	—	5.38	—	—
Expired	(1,507,019)	—	4.20	—	—
Outstanding, June 30, 2023	17,519,367	4.73	$3.65	1,047	—

Exercisable, June 30, 2023	11,633,165	2.98	$3.58	202	—

Nonvested, June 30, 2023	5,886,199	8.22	$3.81	$845	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on June 30, 2023 and December 31, 2022, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on June 30, 2023 and December 31, 2022, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Company’s common shares on the exercise date and the price paid by the option holder to exercise the option) related to stock options exercised is presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Exercised	—	$79	$551	$140

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The fair value of the various stock options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2023	December 31, 2022
Volatility	80.04% - 80.16%	77.55% - 77.89%
Risk-free interest rate	2.85% - 3.21%	1.63% - 3.51%
Expected life (years)	10.01	9.62 - 10.01
Dividend yield	0.00%	0.00%
Forfeiture rate	26.11%	26.11%

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

The total estimated fair value of stock options that vested during the six months ended June 30, 2023 and 2022 was $5,563 and $9,140, respectively. As of June 30, 2023, there was $23,572 of total unrecognized compensation cost related to unvested options.

Restricted Share Units

The following table summarizes the activities for the RSUs for the three and six months ended June 30, 2023:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2022	415,640	13,050	N/A
Granted	1,785,092	—	—
Vested	(113,640)	—	—
Forfeited	(78,634)	—	—
Outstanding, June 30, 2023	2,008,458	14,564	N/A

As of June 30, 2023, there was $3,129 of total unrecognized compensation cost related to unvested RSUs.

15.
Non-controlling interest

Non-controlling interest consists mainly of the Company’s ownership minority interest in its New Jersey operations.

On June 26, 2023, the Company reduced its non-controlling interest through a buy out of the minority interest in IHC Real Estate LP (Note 10).

The following table summarizes the non-controlling interest activity for the six months ended June 30, 2023:

	June 30, 2023	December 31, 2022
Opening carrying amount	$2,374	$5,367
Capital distributions	(3,415)	(7,550)
Transfer of minority interest	(1,323)	-
Net income attributable to non-controlling interest	4,330	4,557
Ending carrying amount	$1,966	$2,374

This transaction was accounted for as an equity transaction. The carrying amount of the non-controlling interest was adjusted by $1,323 to reflect the change in the net book value ownership interest. The difference from the consideration paid of $7,500 is recognized in additional paid in capital and attributed to the parent’s equity holders.

16.
Related parties

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At June 30, 2023 amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 9), which makes up $163 of the total loan principal balance at June 30, 2023 and December 31, 2022.
(b)
Private Placement: The Private Placement constitutes a related party transaction because related persons, which consisted of key management and directors of the Company participated in the transaction. The Company’s Executive Chairman, participated, directly and indirectly, in the equity offering and acquired 800,002 Units for gross proceeds of $1,200. In total, the related persons acquired, in the aggregate, 2,000 Debentures and 825,734 Units in connection with the Private Placements for aggregate gross proceeds of $3,239.

17.
Income taxes

The Company's effective tax rate was (101%) and (148%) for the three and six months ended June 30, 2023, respectively and 25% and 128% for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 differed from the federal statutory tax rate primarily due to the disallowed tax deductions for business expenses pursuant to Section 280E of the Internal Revenue Code of 1986, as amended (the "Code"), and a return to provision adjustment primarily related to the Company's New Jersey tax return filings. The effective tax rate for the three and six months ended June 30, 2022 differed from the federal statutory tax rate primarily due to the disallowed tax deductions for business expenses pursuant to Section 280E of the Code.

The Company's effective tax rate can vary each reporting period depending on, among other factors, the geographic and business mix of the Company's earnings, changes to the valuation allowance, and permanently non-deductible expenses. Certain of these and other factors, including the Company's history and projections of pre-tax earnings, are considered in assessing the Company's ability to realize any deferred tax assets including net operating losses.

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Office and general	$3,801	$5,821	7,805	9,101
Professional fees	5,103	3,373	8,476	6,093
Lease expense	1,294	1,099	2,538	2,345
Facility and maintenance	1,364	813	2,608	1,450
Salaries and wages	14,334	13,147	27,830	21,945
Share-based compensation	1,981	4,463	3,694	7,819
Sales and marketing	2,599	4,209	5,255	5,596
Total	$30,476	$32,925	$58,206	$54,349

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Retail	$58,254	$47,979	$113,676	$73,697
Wholesale	13,870	15,981	27,846	38,848
Total	$72,124	$63,960	$141,522	$112,545

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

For the six months ended June 30, 2023 and 2022, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania (refer to Note 5), the Company recorded sales returns of $1,040 during the six months ended June 30, 2022.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and accretion	$7,965	$8,515	$15,840	$15,412
Indemnification asset release	—	3,998	—	3,973
Employee retention credits transfer with recourse	—	—	2,235	—
Other (income) expense	206	1,150	183	933
Total	$8,171	$13,663	$18,258	$20,318

Refer to Note 4, for further explanation about employee retention credits transfer with recourse.

21.
Segment information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

Geography

The Company has subsidiaries located in Canada and the United States. For each of the six months ended June 30, 2023 and 2022, net revenue was primarily generated from sales in the United States. As a result of the Reorganization (Note 3) the Company consolidates its retail location in Canada and generated net revenue of $290 for the three months and six months ended June 30, 2023.

The Company had non-current assets by geography of:

	June 30, 2023	December 31, 2022
United States	$614,277	$577,750
Canada	842	1,844
Total	$615,119	$579,594

22.
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

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital and debt. The equity issuances are outlined in Note 13, debt modification are outlined in Note 10, and debt financing are outline in Note 12.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of June 30, 2023.

As a result of the Reorganization, the Company has agreed to implement certain equity and capital management restrictions to comply with the rules and policies of the TSX. As such, the Company has agreed to limitations on the utilization of any proceeds raised through the sale of Company equity, including restrictions on funding of its US operations with such proceeds.

Additionally, the Company is prohibited from converting the exchangeable shares of TerrAscend Growth Corp. into common shares so long as the common shares are listed on the TSX or until the exchange of shares is permitted by TSX rules and policies. Until such time that the Company is permitted to convert its exchangeable shares for common shares, TerrAscend Growth Corp. may not issue dividends to the Company.

23.
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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At June 30, 2023			At December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$28,915	—	—	$26,158	—	—
Restricted cash	5,606	—	—	605	—	—
Purchase option derivative asset	—	—	—	—	—	50
Total Assets	$34,521	—	—	$26,763	—	$50
Liabilities
Contingent consideration payable	—	$4,434	—	—	$5,184	—
Derivative liability	—	5,750	—	—	711	—
Total Liabilities	—	$10,184	—	—	$5,895	—

There were no transfers between the levels of fair value hierarchy during the three and six months ended June 30, 2023.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within levels of the fair value hierarchy are presented below:

Level 1

Cash, cash equivalents, and restricted cash, net accounts receivable, accounts payable and accrued liabilities, loans payable, convertible debentures, and other current receivables and payables represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

The following table summarizes the changes in the derivative liability for the three and six months ended June 30, 2023:

Balance at December 31, 2022	$711
Included in gain on fair value of warrants	(703)
Conversion Option issued in 2023 private placement	3,533
Detachable warrants issued in 2023 private placement	2,216
Effects of movements in foreign exchange	(7)
Balance at June 30, 2023	$5,750

Warrant liability and conversion option

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company's warrant liability consists of the warrant liability acquired through its Gage Acquisition ("Gage Warrant Liability"), a detachable warrant liability issued through the private placement (Note 13), and a conversion option related to the convertible debenture offering (Note 12). Series A, B, C, and D convertible preferred stock issued through its 2020 private placements have expired during the three and six months ended June 30, 2023.

The Gage Warrant Liability has been remeasured to fair value. Key inputs and assumptions used in the Black-Scholes model were as follows:

	June 30, 2023	December 31, 2022
Common Stock Price of TerrAscend Corp.	$1.52	$1.13
Warrant exercise price	$8.66	$8.66
Annual volatility	56.3%	97.1%-98.4%
Annual risk-free rate	5.5%	4.8%
Expected term (in years)	0.5	1.0

Detachable Warrants

The fair value of the detachable warrants as a part of June 2023 private placement (Note 13) was estimated using the Black-Scholes option pricing model with the following assumptions:

June 30, 2023
Common Stock Price of TerrAscend Corp.	$1.65-$1.81
Option exercise price	$1.95
Annual volatility	71.0%-71.1%
Annual risk-free rate	4.58%-4.66%
Expected term (in years)	1.98-2.00

Bifurcated conversion options

The conversion option issued as a part of the June 2023 private placement (Note 12) has been measured at fair value as of June 30, 2023. Key inputs and assumptions used in the Black-Scholes valuation were as follows:

June 30, 2023
Common Stock Price of TerrAscend Corp.	$1.65-$1.81
Option exercise price	$2.01
Annual volatility	68.2%-68.3%
Annual risk-free rate	4.13%-4.25%
Expected term (in years)	2.98-3.00

24.
Commitments and contingencies

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company's consolidated balance sheets or results of operations. At June 30, 2023, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

25.
Subsequent events

On July 4, 2023, the Company commenced trading of its common shares on TSX under the new ticker symbol “TSND”. Subsequently, the ticker symbol on the OTC market was also changed to “TSNDF” effective July 6, 2023.

On July 10, 2023, the Company acquired Herbiculture Inc. (“Herbiculture”) a dispensary in Maryland.

On July 28, 2023, subsequent to closing of the Stearns Loan, the Company met the criteria for $2,500 of $5,000 of restricted cash to be released.

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

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of TerrAscend is for the three and six months ended June 30, 2023 and 2022 and the accompanying notes for each respective period.

Overview

TerrAscend is a leading North American cannabis operator with vertically integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California, and is a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. TerrAscend’s cultivation and manufacturing practices yield consistent and high-quality cannabis, providing industry-leading product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the U.S. have implemented medical marijuana laws or that have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

TerrAscend operates under one operating segment, which is the cultivation, production and sale of cannabis products.

TerrAscend owns a portfolio of operating businesses and several synergistic brands including:

•
Allegany Medical Marijuana Dispensary ("AMMD"), a dispensary in Cumberland, Maryland;
•
Blue Ridge Wellness (“Blue Ridge”), a dispensary located in Parkville, Maryland;
•
Gage Growth ("Gage"), a vertically integrated cannabis cultivator, processor and dispensary operator in Michigan;
•
Herbiculture Inc ("Herbiculture"), a dispensary located in Burtonsville, Maryland;
•
HMS Health, LLC (“HMS Health”) and HMS Processing, LLC (“HMS Processing” and together with HMS Health, “HMS”), a producer and seller of dried flower and oil products for the wholesale cannabis market in Maryland;
•
Ilera Healthcare ("Ilera"), a vertically integrated cannabis cultivator, processor and dispensary operator in Pennsylvania;
•
KISA Enterprises MI, LLC and KISA Holdings, LLC (collectively "Pinnacle"), a dispensary operator in Michigan;
•
Peninsula Alternative Health ("Peninsula"), a dispensary located in Salisbury, Maryland;
•
State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco, California;
•
TerrAscend Canada (“TerrAscend Canada” or “TCI”) is a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada"). TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis until TerrAscend commenced an optimization of its operations in Canada, whereby TerrAscend reduced its manufacturing footprint in order to focus on its Cookies Canada retail business, as well as monetize its intellectual property portfolio in Canada. TerrAscend ceased operations at its manufacturing facility during the three months ended December 31, 2022 and increased its ownership interest in Cookies Retail Canada Corp. to 95% of the issued and outstanding shares effective April 14, 2023;
•
TerrAscend NJ, LLC (“TerrAscend NJ”), a majority owned subsidiary that operates three dispensaries in New Jersey with the ability to cultivate and process;
•
The Apothecarium, consisting of retail dispensaries in California, Pennsylvania, and New Jersey;

•
Valhalla Confections, a provider of premium edible products.

TerrAscend’s head office and registered office is located at 77 City Centre Drive, Suite 501 – East Tower, Mississauga, Ontario, Canada, L5B 1M5.

TerrAscend’s telephone number is 1.717.610.4165 and its website is www.terrascend.com. Information contained on or accessible through TerrAscend’s website is not a part of this Quarterly Report, and the inclusion of TerrAscend’s website address in this Quarterly Report on Form 10-Q is an inactive textual reference only.

Recent Developments

•
On May 23, 2023, the Company completed the sale of its facility located in Mississauga, Canada for CAD $19,700 with net proceeds used to pay down existing Company debt.
•
On June 23, 28, and 30, 2023, the Company closed the private placements of 10,105 senior unsecured convertible debenture at a price of $1,000 per debenture for total gross proceeds of approximately $10,105. Unless repaid or converted earlier, the outstanding principal and accrued and unpaid interest on the debentures will be due and payable on the Maturity Date. Each debenture will bear interest at a rate of 9.9% per annum from the date of issuance, calculated and compounded semi-annually, and payable on the Maturity Date. Each holder may, at the option of the holder upon signing of the subscription agreement, elect to receive up to 4.95% per annum of such interest payable in cash on a semi-annual basis. Each debenture will be convertible into Common Shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Maturity Date, at a conversion price of $2.01. Holders converting their debentures will receive accrued and unpaid interest for the period from and including the date of the last interest payment date, to and including, the date of conversion.
•
On June 26, 2023, the Company closed on the Stearns Loan, a $25,000 million commercial loan with Stearns Bank, secured by the Company’s cultivation facility in Pennsylvania and its AMMD dispensary in Cumberland, Maryland. The loan carries an interest rate of prime plus 2.25% and matures on December 26, 2024. The Company is required to hold $2,500 on deposit in a restricted account. The proceeds from the loan were used to pay down the Company's higher interest rate Ilera Term Loan, thereby lowering its overall interest expense.
•
On June 28, 2023, the Company completed the acquisition of Derby 1, LLC (d/b/a “Peninsula Alternative Health”), a dispensary in Maryland.
•
On June 29, 2023, the Company announced that its common shares would commence trading on the TSX on July 4, 2023 under the new ticker symbol “TSND”.
•
On June 30, 2023, WDB Holding PA, Inc., a subsidiary of the Company, completed the paydown of $37,000 of its senior secured term loan in Pennsylvania.
•
On June 30, 2023, the Company completed the acquisition of Hempaid, LLC (d/b/a “Blue Ridge Wellness”), a dispensary in Maryland.

Subsequent Transactions

•
On July 4, 2023, the Company commenced trading of its common shares on the TSX under the new ticker symbol “TSND”. Subsequently, the ticker symbol on the OTC market was also changed to “TSNDF” effective July 6, 2023.
•
On July 10, 2023, the Company completed the acquisition of Herbiculture Inc. (“Herbiculture”) a dispensary in Maryland.
•
On July 28, 2023, subsequent to closing of the Stearns Loan, the Company met the criteria for $2,500 of restricted cash to be released.

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

(Gain) loss from revaluation of contingent consideration

As a result of some of its acquisitions, TerrAscend recognizes a contingent consideration payable, which is an obligation to transfer additional assets to the seller if future events occur. The liability is revalued at the end of each reporting period to determine its fair value. A gain or loss is recognized in the other (income) expense in the Consolidated Statements of Operations and Comprehensive Loss as a result of the revaluation.

(Gain) loss on fair value of warrants and purchase option derivative asset

The Company's warrant liability consists of the warrant liability acquired through its Gage Acquisition, a detachable warrant liability issued through the private placement (Note 13), and a conversion option related to the convertible debenture offering (Note 12). These warrants were recorded as a warrant liability and are remeasured to fair value at the end of each reporting unit using the Black-Scholes model. A gain or loss is recognized in the other (income) expense in the Consolidated Statements of Operations and Comprehensive Loss as a result of the revaluation.

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

Results from Operations- Three Months Ended June 30, 2023 and June 30, 2022

The following tables represent the Company’s results from operations for the six months ended June 30, 2023 and 2022.

Revenue, net

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Revenue	$72,437	$64,221
Excise and cultivation taxes	(313)	(261)
Revenue, net	$72,124	$63,960
$ change	$8,164
% change	13%

Revenue increased from $63,960 to $72,124 driven by growth in retail offset by a decline in wholesale. Retail revenue increased from $47,979 during the three months ended June 30, 2022 to $58,254 during the three months ended June 30, 2023. The increase is primarily a result of adult use coming online in New Jersey in April 2022 and the acquisition of AMMD in Maryland in January 2023. The increase in retail revenue is partially offset by a $2,111 decrease in wholesale revenue related to declines in wholesale in the Pennsylvania market offset by growth in the wholesale market in New Jersey related to adult use sales in the state.

Cost of Sales

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Cost of sales	$34,817	$32,587
Impairment and write downs of inventory	1,081	7,422
Total cost of sales	$35,898	$40,009
$ change	$(4,111)
% change	-10%
Cost of sales as a % of revenue	50%	63%

The reduction of $4,111 in cost of sales for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is mainly a result of impairments and write-downs of inventory in Pennsylvania of $7,422 in the prior period.

General and Administrative Expense

	For the Three Months Ended
	June 30, 2023	June 30, 2022
General and administrative expense	$30,476	$32,925
$ change	$(2,449)
% change	-7%

The decline in G&A expense of $2,449 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily a result of actions the Company undertook in the latter part of 2022 to reduce expenses and reduce its workforce in order to strengthen the position for the Company to generate positive cashflow from operations.

Amortization and Depreciation Expense

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Amortization and depreciation	$2,242	$2,581
$ change	$(339)
% change	-13%

The decrease of $339 in amortization and depreciation expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily due to a brand intangible asset that was fully amortized during 2022.

Gain on fair value of warrants and purchase option derivative asset

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Gain on fair value of warrants and purchase option derivative asset	$(215)	$(47,345)
$ change	$47,130
% change	-100%

The Preferred Share warrant liability was remeasured to fair value at June 30, 2022 using the Black-Scholes model. The Company recognized a gain during the three months ended June 30, 2022 as a result of the reduction of the Company's share price from March 31, 2022 as compared to June 30, 2022, as well as from warrants exercised during the three months ended June 30, 2022. The combined impact resulted in a gain on fair value of warrants of $47,345.

The Preferred Share warrant liability expired during the three months ended June 30, 2023.

For the three months ended June 30, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% ownership of the Company's New Jersey partnership, was remeasured using the Monte Carlo simulation model and resulted in a loss of $500.

Finance and other expenses

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Finance and other expenses	$8,171	$13,663
$ change	$(5,492)
% change	-40%

The decrease of $5,492 in finance and other expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily due to the indemnification of asset release as a result of the expiration of escrow agreement related to the acquisition of Apothecarium during the three months ended June 30, 2022.

Transaction and restructuring costs

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Transaction and restructuring costs	$389	$627
$ change	$(238)
% change	-38%

The decrease of $238 in transaction and restricting costs for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 relates primarily to work done for Sarbanes Oxley implementation during the three months ended June 30, 2022.

Unrealized and realized foreign exchange (gain) loss

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Unrealized and realized foreign exchange (gain) loss	$(101)	$(315)
$ change	$214
% change	-68%

The increase of $214 in unrealized foreign exchange gain for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is a result of the remeasurement of U.S. dollar denominated cash and other assets recorded in Canadian dollar functional currency at the Company’s Canadian operations.

Provision for income taxes

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Provision for income taxes	$6,448	$4,688
$ change	$1,760
% change	38%

The increase in provision for income taxes for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by the increase in gross profit as a result of growth in new jurisdictions.

Results from Operations- Six Months Ended June 30, 2023 and June 30, 2022

The following tables represent the Company’s results from operations for the six months ended June 30, 2023 and 2022.

Revenue, net

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Revenue	$142,157	$113,281
Excise and cultivation taxes	(635)	(736)
Revenue, net	$141,522	$112,545
$ change	$28,977
% change	26%

Revenue increased from $112,281 to $141,522 during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 driven by growth in retail offset by a decline in wholesale. The growth in retail was driven by the conversion to adult use in New Jersey, the acquisition of Gage in March 2022, and the acquisition of AMMD in January 2023. The decline in wholesale was driven by market dynamics in Pennsylvania and the decision the Company made to discontinue bulk wholesale in Michigan, partially offset by an increase in New Jersey driven by adult use implementation.

Cost of Sales

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cost of sales	$70,315	$65,663
Impairment and write downs of inventory	1,081	7,307
Total cost of sales	$71,396	$72,970
$ change	$(1,574)
% change	-2%
Cost of sales as a % of revenue	50%	65%

The reduction of $1,574 in cost of sales for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is mainly a result of impairments and write downs of inventory in Pennsylvania of $7,422 in the prior year.

General and Administrative Expense

	For the Six Months Ended
	June 30, 2023	June 30, 2022
General and administrative expense	$58,206	$54,349
$ change	$3,857
% change	7%

The increase in G&A expense of $3,857 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily a result of expenses related to implementation of adult use in New Jersey in April 2022 and the acquisition of Gage in March 2022, partially offset by expense reductions the Company undertook during the second half of 2022 across all areas of the Company as part of its plan to streamline operations and drive positive cashflow.

Amortization and Depreciation Expense

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Amortization and depreciation	$4,271	$4,756
$ change	$(485)
% change	-10%

The decrease of $485 in amortization and depreciation expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to a brand intangible asset that was fully amortized during 2022.

Gain on fair value of warrants and purchase option derivative asset

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Gain on fair value of warrants and purchase option derivative asset	$(653)	$(53,058)
$ change	$52,405
% change	-99%

The Preferred Share warrant liability was remeasured to fair value at June 30, 2022 using the Black-Scholes model. The Company recognized a loss during the six months ended June 30, 2022 as a result of the reduction of the Company's share price from June 30, 2022 as compared to June 30, 2022.

The Preferred Share warrant liability expired during the six months ended June 30, 2023.

For the six months ended June 30, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% ownership of the Company's New Jersey partnership, was remeasured using the Monte Carlo simulation model and resulted in a loss of $818.

Finance and other expenses

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Finance and other expenses	$18,258	$20,318
$ change	$(2,060)
% change	-10%

The decrease of $2,060 in finance and other expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to interest expense recognized on the loans as part of the Gage acquisition which closed on March 10, 2022.

Transaction and restructuring costs

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Transaction and restructuring costs	$392	$1,242
$ change	$(850)
% change	-68%

The decrease of $850 in transaction and restricting costs for the three months ended June 30, 2023 as compared to the six months ended June 30, 2022 relates primarily to the Gage Acquisition, which closed on March 10, 2022.

Unrealized and realized foreign exchange loss

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Unrealized and realized foreign exchange loss (gain)	$(132)	$41
$ change	$(173)
% change	-422%

The decrease of $173 in unrealized foreign exchange loss for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is a result of the remeasurement of U.S. dollar denominated cash and other assets recorded in Canadian dollar functional currency at the Company’s Canadian operations.

Provision for income taxes

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Provision for income taxes	$19,112	$8,431
$ change	$10,681
% change	127%

The increase in provision for the income taxes for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by the increase in gross profit as a result of growth in new jurisdictions.

Liquidity and Capital Resources

	June 30, 2023	December 31, 2022
	$	$
Cash and cash equivalents	28,915	26,158
Restricted Cash	3,106	605
Current assets	106,629	121,993
Non-current assets	615,119	579,594
Current liabilities	133,489	137,905
Non-current liabilities	292,660	242,511
Working capital	(26,860)	(15,912)
Total shareholders' equity	295,599	321,171

The calculation of working capital provides additional information and is not defined under GAAP. TerrAscend defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Liquidity and going concern

At June 30, 2023, TerrAscend had an accumulated deficit of $653,623. During the three and six months ended June 30, 2023, TerrAscend incurred a net loss from continuing operations of $12,855 and $32,033, respectively. Additionally, as of June 30, 2023 the Company’s current liabilities exceed its current assets. Therefore, it is possible that the Company may need additional capital to continue to fund its operations.

The aforementioned indicators raise substantial doubt about TerrAscend's ability to continue as a going concern for at least one year from the issuance of these financial statements. The Company believes this concern is mitigated by steps to improve its operations and cash position, including: (i) identifying access to future capital required to meet the Company’s on-going obligations, (ii) improved cashflow growth from TerrAscend's consolidated operations, particularly in New Jersey and most recently Maryland with conversion to adult use sales, and (iii) various cost and efficiency improvements.

Since its inception, TerrAscend's primary sources of capital have been through the issuance of equity securities or debt facilities, and TerrAscend has received aggregate net proceeds from such transactions totaling $654,000 as of June 30, 2023.

TerrAscend expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

The Company has $208,659 in principal amounts of loans payable at June 30, 2023. Of this amount, $22,336 are due within the next twelve months.

TerrAscend has entered into leases for certain premises and offices for which it owes monthly lease payments. TerrAscend has $78,204 in lease obligations. Of this amount, $6,151 are due in the next twelve months. Additionally, TerrAscend makes monthly payments on financing obligations on six of its real estate properties with $14,691 payable, $1,944 of which is due in the next twelve months.

TerrAscend's undiscounted contingent consideration payable is $4,434 at June 30, 2023. The contingent consideration payable relates to TerrAscend's business acquisitions of the Apothecarium and State Flower and is due in the next twelve months.

During the year ended December 31, 2020, TerrAscend expensed $7,500 related to amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ pursuant to services surrounding the granting of certain licenses. The final payment of $3,750 was made in July 2023.

At June 30, 2023, the Company had accounts payable and accrued liabilities of $50,841 and corporate income taxes payable of $45,934.

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

On April 14, 2023, WDB Holding PA agreed to an amendment to the Ilera Term Loan to, among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein), and (ii) to waive certain tax provisions.

On June 22, 2023, WDB Holding PA further agreed to an amendment among other things, to (i) extend the next test date for the interest coverage ratio from June 30, 2023 to September 30, 2023, and (ii) amend the terms for which WDB Holding PA may incur certain indebtedness and liens.

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

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2,683, and a promissory note with an acquisition date fair value of $4,065. The loan payable to the former owner bears interest at a rate of 0.2%. The promissory note bears interest at a rate of 6%. There is $4,583 of principal amounts outstanding at June 30, 2023 on the loan payable and promissory note.

On June 9, 2023, TerrAscend Growth Corp. agreed to an amendment among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein) and (ii) to permit certain indebtedness and waive certain tax provisions.

This amendment was not considered extinguishment of debt under ASC 470 Debt.

Pinnacle Loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory note matures on June 30, 2023 and bears interest rates of 6%. On June 27, 2023, Spartan Partners Properties, LLC, agreed to an amendment among other things, to extend the obligation date of the loan until December 1, 2023. There is $8,833 of principal amounts outstanding at March 31, 2023 on the two promissory notes.

Pelorus Term Loan

On October 11, 2022, subsidiaries of TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan ("Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan bears interest at a variable rate tied to the one month secured overnight financing rate (SOFR), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months. The base rate is defined as, on any day, the greatest of (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by TerrAscend, TerrAscend USA Inc. and certain other subsidiaries of TerrAscend and secured by all of the assets of TerrAscend's Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey, but excludes all MD dispensaries. The Pelorus Term Loan matures on October 11, 2027. There is $45,478 of principal amounts outstanding at June 30, 2023.

On April 17, 2023, TerrAscend NJ, LLC agreed to an amendment among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein), and (ii) to waive certain tax provisions. On June 22, 2023, TerrAscend NJ, LLC further agreed to an amendment to permit certain indebtedness.

This amendment was not considered extinguishment of debt under ASC 470 Debt.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its AMMD dispensary in Cumberland, Maryland. The Company is required to hold $2,500 on deposit in a restricted account. The loan carries an interest rate of prime plus 2.25% and matures in December 2024. The proceeds from the loan were used to pay down the Company's higher interest rate debt, thereby lowering the Company's overall interest expense.

Class A Share of TerrAscend Growth

As a part of the Reorganization (Note 3), TerrAscend Growth Corp. issued $ 1 million of Class A shares with a 20% guaranteed annual dividend. Under the Subscription Agreement, TerrAscend Growth Corp holds a call right to repurchase all of the Class A Shares, at any point in time, issuable to the holder of Class A shares and the holder of Class A shares is granted a put right that is exercisable at any time following the five-year anniversary of the closing of the investment. The instrument is considered as a debt due to the economic characteristics and risks.

IHC Real Estate LP Loan

On June 26, 2023, the Company bought out the minority interest in IHC Real Estate LP and entered into a promissory note of $7,500. The promissory note carries an interest rate of 15% and matures on January 15, 2024. On June 28, 2023, the Company made a payment of $1,500.

Cash Flows

Cash flows (used in) / provided by operating activities

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net cash (used in) / provided by operating activities	$9,120	$(34,976)

The increase of $44,096 in net cash provided by operating activities for the six months ended June 30, 2023 as compared to June 30, 2022 is due primarily to lower interest of $5,832, reduced taxes of $22,127, and an increase in accounts payable and accrued liabilities and other payables of $11,929 due to timing of those payments, offset by an increase in inventory of $8,059.

Cash flows used in investing activities

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net cash (used in) investing activities	$(4,877)	$(39)

The net cash used in investing activities for the six months ended June 30, 2023 primarily relates to the cash paid for the acquisition of three dispensaries in Maryland. Additionally, TerrAscend increased the investment in property and equipment by $5,426 during the six months ended June 30, 2023.

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

Cash flows provided by financing activities

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by financing activities	$4,416	$8,781

Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to cash inflow as a result of transfer with recourse of Employee Retention Credit of $12,677, net proceeds from the commercial loan with Stearns bank of $23,872, and net proceeds from private placements of $19,218, offset by loan principal paid of $40,359 and distributions to minority partners of $3,415.

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

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, TerrAscend reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. TerrAscend believes that certain investors and analysts use these metrics to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and TerrAscend calculates (i) Adjusted gross profit as gross profit from continuing operations adjusted for certain material non-cash items, and (ii) Adjusted EBITDA from continuing operations as EBITDA from continuing operations adjusted for certain material non-cash items and certain other adjustments which management believes are not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

TerrAscend believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of TerrAscend as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of TerrAscend’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2023 and 2022:

		For the Three Months Ended		For the Six Months Ended

	Notes	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss		$(13,476)	$14,162	$(36,245)	$(1,844)
Loss from discontinued operations		621	2,697	4,212	4,953
Loss from continuing operations		(12,855)	16,859	(32,033)	3,109

Add (deduct) the impact of:
Provision for income taxes		6,448	4,688	19,112	8,431
Finance expenses		7,963	10,315	15,838	16,920
Amortization and depreciation		4,991	6,493	9,762	11,018
EBITDA from continuing operations	(a)	6,547	38,355	12,679	39,478
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	—	549	—	2,355
Non-cash write downs of inventory	(c)	—	5,894	—	5,894
Vape recall	(d)	—	1,071	—	2,965
Share-based compensation	(e)	1,981	4,463	3,694	7,819
Loss from revaluation of contingent consideration	(f)		34	0	153
Other one-time items	(g)	2,932	924	4,290	2,898
Employee Retention Credits Transfer Fee	(h)	—	—	2,235	—
Loss on lease termination and derecognition of ROU asset	(i)	—	—	205	—
Gain on fair value of warrants and purchase option derivative asset	(j)	(215)	(47,345)	(653)	(53,058)
Indemnification asset release	(k)	—	3,998	—	3,973
Impairment of property and equipment and loss on disposal of fixed assets	(l)	10	929	345	929
Unrealized and realized loss on investments	(m)	1,661	234	2,360	234
Unrealized and realized foreign exchange loss	(n)	(101)	(315)	(132)	41
Adjusted EBITDA from continuing operations		$12,815	$8,791	$25,023	$13,681

TerrAscend calculates adjusted gross profit by adjusting gross profit for the one-time relief of fair value of inventory upon acquisition, non-cash write downs of inventory, vape recall, and other one time adjustments to gross profit as TerrAscend does not believe that these impacts are reflective of ongoing operations. The table below reconciles gross profit to adjusted gross profit for the three and six months ended June 30, 2023 and 2022:

		For the Three Months Ended		For the Six Months Ended
	Notes	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross profit		$36,226	$23,951	$70,126	$39,575
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	—	549	—	2,355
Non-cash write downs of inventory	(c)	—	5,894	—	5,894
Vape recall	(d)	—	1,071	—	2,965
Other one time adjustments to gross profit	(g)	—	—	94	238
Adjusted gross profit		$36,226	$31,465	$70,220	$51,027

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
e)
Represents non-cash share-based compensation expense.
f)
Represents the revaluation of TerrAscend’s contingent consideration liabilities.
g)
Includes one-time fees incurred in connection with TerrAscend’s acquisitions, such as expenses related to professional fees, consulting, legal, settlements, and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for Sarbanes Oxley Act of 2022 implementation. These fees are not indicative of TerrAscend’s ongoing costs.
h)
Represents expenses associated with ERC transfer of assets with recourse.
i)
Represents loss taken as a result on the derecognition of right of use assets.
j)
Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the U.S. denominated preferred share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
k)
Represents the reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
l)
Represents impairment charges taken on TerrAscend's property and equipment, as well as write-downs of property and equipment.
m)
Represents unrealized and realized gain on fair value changes on strategic investments.
n)
Represents the remeasurement of USD denominated cash and other assets recorded in C$ functional currency.

The increase in Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to implementation of adult use sales in New Jersey.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. The Company bases its estimates on historical experience and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and actual results, the Company's future financial statements will be affected.

There have been no significant changes to the critical accounting estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," other than the significant judgment relating to variable interest entities.

Variable interest entities

Management has applied significant judgment on the decision to consolidate its variable interest entity (“VIE”), TerrAscend Growth Corp.. The Company consolidates VIE when it has a variable interest that provide it with (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). Key areas of judgment related to the assessment of the purpose and design of the VIE, the protection agreement in place, the board structure of TerrAscend Growth Corp., and substantive kick-out rights of the Class A shareholders.

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

The Company will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of its initial public offering, (b) in which we have total annual gross revenue of $1.235 billion or more, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700,000 as of the prior June 30th; and (ii) the date on which the Company has issued more than $1,000,000 in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, TerrAscend is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on TerrAscend's consolidated balance sheets or results of operations. At June 30, 2023, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of TerrAscend's consolidated financial statements.

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1.A. “Risk Factors” in our Annual Report. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit		Description of Exhibit Incorporated Herein by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.3	11/2/2021

4.1	Warrant Indenture.	8-K	000-56363	4.1	6/29/2023

10.1#	Subscription Agreement, dated April 20, 2023, by and between TerrAscend Growth Corp. and TerInvest LLC.	8-K/A	000-56363	10.1	4/26/2023

10.2#	Protection Agreement, dated April 20, 2023, by and between TerrAscend Growth Corp. and TerrAscend Corp.	8-K/A	000-56363	10.2	4/26/2023

10.3	Form of Subscription Agreement for Equity Offering.	8-K	000-56363	10.1	6/29/2023

10.4	Form of Subscription Agreement for Equity Offering with Registered Broker-Dealer.	8-K	000-56363	10.2	6/29/2023

10.5	Form of Subscription Agreement for Debenture Offering.	8-K	000-56363	10.3	6/29/2023

10.6	Form of Convertible Debenture.	8-K	000-56363	10.4	6/29/2023

10.7	Fifth Amendment to Credit Agreement, dated April 14, 2023 by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC as Administrative Agent.					X

10.8	Sixth Amendment to Credit Agreement, dated June 22, 2023 by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC as Administrative Agent.					X

10.9

Joinder, Third Amendment to Credit Agreement and Security Agreements and Consent, dated as of June 9, 2023, among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., other borrower and lender parties thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and Chicago Atlantic, as collateral agent for the secured parties thereto.

						X

10.10

First Amendment, dated April 17, 2023, by and among subsidiaries of TerrAscend Corp., TerrAscend NJ LLC, HMS Processing LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, and Pelorus Fund REIT, LLC, as Lender.

						X

10.11

Second Amendment, dated June 22, 2023, by and among subsidiaries of TerrAscend Corp., TerrAscend NJ LLC, HMS Processing LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, and Pelorus Fund REIT, LLC, as Lender.

						X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of TerrAscend Corp. under the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

# Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) the type of information the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerrAscend Corp.

Date: August 10, 2023	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer (Principal Financial Officer)