Form 10-Q
period 2023-09-30
TerrAscend Corp.
filed 2023-11-09
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 287,270,514 common shares, $0.01 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2023 and 2022	2
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months and nine months ended September 30, 2023 and 2022 Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2023 and 2022	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		49

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
•
TerrAscend is subject to certain restrictions of the Toronto Stock Exchange, which may constrain TerrAscend's ability to expand its business in the United States;
•
certain restrictions or limitations on TerrAscend's ability to distribute and expend capital due to the TerrAscend's corporate restructure;
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
•
the possibility that TerrAscend's products may be subject to product recalls and returns; and
•
other risks and uncertainties, including those referred to under the section titled "Risk Factors" in this Quarterly Report

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

With respect to the forward-looking statements contained in this Quarterly Report on Form 10-Q, TerrAscend has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in which TerrAscend operates; (iii) the output from TerrAscend’s operations; (iv) consumer interest in TerrAscend’s products; (v) competition; (vi) anticipated and unanticipated costs; (vii) government regulation of TerrAscend’s activities; (viii) the timely receipt of any required regulatory approvals; (ix) TerrAscend’s ability to obtain qualified staff, equipment and services in a timely and cost efficient manner; and (x) TerrAscend’s ability to conduct operations in a safe, efficient and effective manner.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$25,410	$26,158
Restricted cash	606	605
Accounts receivable, net	15,004	22,443
Investments	1,917	3,595
Inventory	57,403	46,335
Assets held for sale	—	17,349
Prepaid expenses and other current assets	6,443	4,937
Current assets from discontinued operations	431	571
	107,214	121,993
Non-Current Assets
Restricted cash, non-current	2,500	—
Property and equipment, net	199,398	215,812
Deposits	426	837
Operating lease right of use assets	44,497	29,451
Intangible assets, net	274,172	239,704
Goodwill	105,615	90,328
Other non-current assets	844	3,462
	627,452	579,594
Total Assets	$734,666	$701,587

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$51,032	$44,286
Deferred revenue	4,084	2,935
Loans payable, current	21,832	48,335
Contingent consideration payable, current	4,434	5,184
Operating lease liability, current	2,363	1,857
Lease obligations under finance leases, current	2,006	521
Corporate income tax payable	58,707	23,077
Other current liabilities	798	2,599
Current liabilities from discontinued operations	1,124	9,111
	146,380	137,905
Non-Current Liabilities
Loans payable, non-current	181,822	145,852
Operating lease liability, non-current	46,437	31,545
Lease obligations under finance leases, non-current	571	6,713
Derivative liability	7,916	711
Convertible debt	7,062	—
Deferred income tax liability	38,253	30,700
Contingent consideration payable, non-current	2,012	—
Financing obligations	893	11,198
Other long term liabilities	18,538	15,792
	303,504	242,511
Total Liabilities	449,884	380,416
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,608 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 76,996,538 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common shares, no par value, unlimited shares authorized; 287,270,514 and 259,624,531 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	944,670	934,972
Accumulated other comprehensive income	1,610	2,085
Accumulated deficit	(662,075)	(618,260)
Non-controlling interest	577	2,374
Total Shareholders' Equity	284,782	321,171
Total Liabilities and Shareholders' Equity	$734,666	$701,587

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$89,621	$66,567	$231,778	$179,848
Excise and cultivation tax	(381)	(324)	(1,016)	(1,060)
Revenue, net	89,240	66,243	230,762	178,788

Cost of Sales	41,435	35,112	112,831	108,082

Gross profit	47,805	31,131	117,931	70,706

Operating expenses:
General and administrative	29,299	27,404	87,505	81,753
Amortization and depreciation	2,664	2,600	6,935	7,356
Impairment of intangible assets	—	152,928	—	152,928
Impairment of goodwill	—	178,314	—	178,314
Impairment of property and equipment	—	—	345	—
Total operating expenses	31,963	361,246	94,785	420,351

Income (loss) from operations	15,842	(330,115)	23,146	(349,645)
Other (income) expense
(Gain) loss from revaluation of contingent consideration	(645)	36	(645)	189
Loss (gain) on fair value of warrants and purchase option derivative assets	3,217	(5,497)	2,564	(58,555)
Gain on disposal of fixed assets	(1,879)	—	(1,879)	—
Finance and other expenses	10,083	9,245	28,341	29,563
Transaction and restructuring costs	—	343	392	1,585
Unrealized and realized foreign exchange (gain) loss	(43)	583	(175)	624
Unrealized and realized loss (gain) on investments	5	(231)	2,365	3
Income (loss) from continuing operations before provision for (benefit from) income taxes	5,104	(334,594)	(7,817)	(323,054)
Provision for (benefit from) income taxes	13,543	(34,033)	32,655	(25,602)
Net loss from continuing operations	$(8,439)	$(300,561)	$(40,472)	$(297,452)

Discontinued operations:
Loss from discontinued operations, net of tax	$(232)	$(10,424)	$(4,444)	$(15,377)
Net loss	$(8,671)	$(310,985)	$(44,916)	$(312,829)

Foreign currency translation	(280)	(2,758)	475	1,129
Comprehensive loss	$(8,391)	$(308,227)	$(45,391)	$(313,958)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(10,601)	$(302,788)	$(46,963)	$(300,975)
Non-controlling interests	$2,162	$2,227	$6,491	$3,523

Comprehensive loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(10,553)	$(310,454)	$(51,882)	$(317,481)
Non-controlling interests	$2,162	$2,227	$6,491	$3,523

Net loss per share
Net loss per share - basic:
Continuing operations	$(0.04)	$(1.19)	$(0.17)	$(1.26)
Discontinued operations	—	$(0.04)	$(0.02)	$(0.06)
Net loss per share - basic	$(0.04)	$(1.23)	$(0.19)	$(1.32)
Weighted average number of outstanding common and proportionate voting shares	287,072,972	254,355,792	276,562,869	239,567,866

Net loss per share - diluted:
Continuing operations	$(0.04)	$(1.19)	$(0.17)	$(1.26)
Discontinued operations	—	$(0.04)	$(0.02)	$(0.06)
Net loss per share - diluted	$(0.04)	$(1.23)	$(0.19)	$(1.32)
Weighted average number of outstanding common and proportionate voting shares, assuming dilution	287,072,972	254,355,792	276,562,869	239,567,866

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at June 30, 2023	286,807,780	63,492,038	12,350	600	363,250,022	$944,259	$1,330	$(653,623)	$1,966	$293,932
Shares issued - stock options, warrant and RSU exercises	462,734	—	—	—	462,734	17	—	—	—	17
Warrants issued for services performed	—	—	—	—	—	1,000	—	—	—	1,000
Share-based compensation expense	—	—	—	—	—	1,775	—	—	—	1,775
Options and warrants expired/forfeited	—	—	—	—	—	(2,381)	—	2,381	—	—
Capital distributions	—	—	—	—	—	—	—	—	(3,551)	(3,551)
Net loss for the period	—	—	—	—	—	—	—	(10,833)	2,162	(8,671)
Foreign currency translation	—	—	—	—	—	—	280	—	—	280
Balance at September 30, 2023	287,270,514	63,492,038	12,350	600	363,712,756	$944,670	$1,610	$(662,075)	$577	$284,782

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at June 30, 2022	252,707,325	52,395,071	12,658	610	318,370,600	$889,961	$(1,063)	(315,132)	6,215	$579,981
Shares issued - stock option, warrant and RSU exercises	253,140	—	—	—	253,140	36	—	—	—	36
Shares issued - acquisitions	4,803,184	—	—	—	4,803,184	7,926	—	—	—	7,926
Shares issued - liability settlement	97,203	—	—	—	97,203	242	—	—	—	242
Share-based compensation expense	—	—	—	—	—	2,705	—	—	—	2,705
Options expired/forfeited	—	—	—	—	—	(23,008)	—	23,008	—	—
Capital contribution	—	—	—	—	—	(564)	—	—	(3,276)	(3,840)
Net loss for the period	—	—	—	—	—	—	—	(313,212)	2,227	(310,985)
Foreign currency translation	—	—	—	—	—	—	2,757	—	—	2,757
Balance at September 30, 2022	257,860,852	52,395,071	12,658	610	323,524,127	$877,298	$1,694	$(605,336)	$5,166	$278,822

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2022	259,624,531	76,996,538	12,608	600	349,829,273	$934,972	$2,085	$(618,260)	$2,374	$321,171
Shares issued - stock options, warrant and RSU exercises	856,658	—	—	—	856,658	98	—	—	—	98
Shares, options and warrants issued - acquisitions	5,913,963	—	—	—	5,913,963	8,600	—	—	—	8,600
Shares, options and warrants issued - legal settlement	532,185	—	—	—	532,185	794	—	—	—	794
Warrants issued for services performed	—	—	—	—	—	1,000	—	—	—	1,000
Shares issued - conversion	13,762,500	(13,504,500)	(258)	—	—	—	—	—	—	—
Private placement net of share issuance costs	6,580,677	—	—	—	6,580,677	7,507	—	—	—	7,507
Share-based compensation expense	—	—	—	—	—	5,469	—	—	—	5,469
Options and warrants expired/forfeited	—	—	—	—	—	(7,593)	—	7,593	—	—
Capital distributions	—	—	—	—	—	—	—	—	(6,966)	(6,966)
Acquisition of non-controlling interest	—	—	—	—	—	(6,177)	—	—	(1,323)	(7,500)
Net loss for the period	—	—	—	—	—	—	—	(51,408)	6,492	(44,916)
Foreign currency translation	—	—	—	—	—	—	(475)	—	—	(475)
Balance at September 30, 2023	287,270,514	63,492,038	12,350	600	363,712,756	$944,670	$1,610	$(662,075)	$577	$284,782

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2021	190,930,800	38,890,571	13,708	610	244,175,394	$535,418	$2,823	(314,654)	5,367	$228,954
Shares issued - stock option, warrant and RSU exercises	9,589,868	—	—	—	9,589,868	25,779	—	—	—	25,779
Shares issued - acquisitions	56,153,162	13,504,500	—	—	69,657,662	330,983	—	—	—	330,983
Shares issued - liability settlement	101,203	—	—	—	101,203	264	—	—	—	264
Shares issued- conversion	1,085,819	—	(1,050)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	10,524	—	—	—	10,524
Options expired/forfeited	—	—	—	—	—	(25,670)	—	25,670	—	—
Conversion of convertible debt	—	—	—	—	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—	—	—	(3,724)	(3,724)
Net loss for the period	—	—	—	—	—	—	—	(316,352)	3,523	(312,829)
Foreign currency translation	—	—	—	—	—	—	(1,129)	—	—	(1,129)
Balance at September 30, 2022	257,860,852	52,395,071	12,658	610	323,524,127	$877,298	$1,694	$(605,336)	$5,166	$278,822

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities
Net loss from continuing operations	$(40,472)	$(297,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash adjustments of inventory	728	8,401
Accretion expense	7,497	5,676
Depreciation of property and equipment and amortization of intangible assets	15,179	17,578
Amortization of operating right-of-use assets	1,630	1,513
Share-based compensation	5,469	10,524
Deferred income tax expense	1,099	(44,266)
Loss (gain) on fair value of warrants and purchase option derivative	2,564	(58,555)
(Gain) loss on disposal of fixed assets	(1,534)	848
(Gain) loss from revaluation of contingent consideration	(645)	189
Impairment of intangible assets	—	152,928
Impairment of goodwill	—	178,314
Release of indemnification asset	—	3,973
Unrealized and realized foreign exchange (gain) loss	(175)	624
Unrealized and realized loss on investments	2,365	3
Changes in operating assets and liabilities
Receivables	(5,224)	2,769
Inventory	(10,750)	(1,104)
Prepaid expense and other current assets	(808)	611
Deposits	411	2,340
Other assets	718	(1,522)
Accounts payable and accrued liabilities and other payables	7,395	(11,706)
Operating lease liability	(1,566)	(889)
Other liability	1,542	(9,627)
Contingent consideration payable	—	(410)
Corporate income tax payable	35,140	9,451
Deferred revenue	1,149	427
Net cash provided by (used in) operating activities- continuing operations	21,712	(29,362)
Net cash used in operating activities- discontinued operations	(3,660)	(4,069)
Net cash provided by (used in) operating activities	18,052	(33,431)

Investing activities
Investment in property and equipment	(6,224)	(24,280)
Investment in intangible assets	(262)	(1,330)
Principal payments received on lease receivable	—	394
Receipt of convertible debenture payment	738	—
Deposits for property and equipment	—	(1,455)
Deposits for business acquisition	—	(852)
Success fees related to Alternative Treatment Center license	(3,750)	—
Payment for land contracts	(1,047)	(888)
Cash portion of consideration (received) paid in acquisitions, net of cash of acquired	(17,032)	16,227
Net cash used in investing activities- continuing operations	(27,577)	(12,184)
Net cash provided by (used in) investing activities- discontinued operations	14,285	(398)
Net cash used in investing activities	(13,292)	(12,582)

Financing activities
Transfer of Employee Retention Credit	12,677	—
Proceeds from loan payable, net of transaction costs	23,869	—
Proceeds from options and warrants exercised	81	24,158
Loan principal paid	(46,029)	(6,088)
Loan amendment fee paid and prepayment premium paid	(1,178)	(2,309)
Cash distributions to partners	(6,966)	(1,436)
Capital contributions paid to non-controlling interests	—	(1,237)
Payments of contingent consideration	—	(6,630)
Proceeds from private placement, net of share issuance costs	21,260	—
Payments made for financing obligations and finance lease	(1,158)	(921)
Net cash provided by financing activities- continuing operations	2,556	5,537
Net cash used in financing activities- discontinued operations	(5,539)	—
Net cash (used in) provided by financing activities	(2,983)	5,537

Net increase (decrease) in cash and cash equivalents and restricted cash during the period	1,777	(40,476)
Net effects of foreign exchange	(24)	(3,847)
Cash and cash equivalents and restricted cash, beginning of the period	26,763	79,642
Cash and cash equivalents and restricted cash, end of the period	$28,516	$35,319

Supplemental disclosure with respect to cash flows
Income taxes (refund received) paid	$(4,582)	$9,213
Interest paid	$16,683	$20,643
Lease termination fee paid	$217	$3,300
Non-cash transactions
Equity and warrant liability issued as consideration for acquisition	$8,600	$337,739
Warrant issued as consideration for services	$1,000	$—
Promissory note issued as consideration for acquisitions	$11,689	$10,000
Shares issued for legal and liability settlement	$794	$264
Accrued capital purchases	$936	$12,118

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

1. Nature of operations

TerrAscend Corp. (“TerrAscend” or the “Company”) was incorporated under the Ontario Business Corporations Act on March 7, 2017. TerrAscend provides cannabis products, brands, and services to the United States (“U.S.”) and Canadian cannabinoid markets where cannabis production or consumption has been legalized for therapeutic or adult use. TerrAscend operates a number of synergistic businesses, including Gage ("Gage"), a cultivator, processor and retailer in Michigan; KISA Enterprises MI, LLC and KISA Holdings LLC (collectively "Pinnacle"); The Apothecarium (“The Apothecarium”), a cannabis dispensary with several retail locations in California, Pennsylvania and New Jersey; TerrAscend NJ, LLC ("TerrAscend NJ"), a cultivator, processor and retailer with operations in New Jersey; Ilera Healthcare (“Ilera”), Pennsylvania’s medical cannabis cultivator, processor and dispenser; vertically integrated operations in Maryland which include HMS Health, LLC and HMS Processing, LLC (collectively “HMS”), a cannabis cultivator and processor, Allegany Medical Marijuana Dispensary ("AMMD"), Peninsula Alternative Health ("Peninsula"), Blue Ridge Wellness ("Blue Ridge"), and Herbiculture Inc. ("Herbiculture"); Valhalla Confections, a cannabis-infused edibles brand; and State Flower, a California-based cannabis producer operating a licensed cultivation facility in San Francisco. Notwithstanding various states in the U.S. which have implemented medical marijuana laws, or which have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

Effective July 4, 2023, the Company commenced trading of its common shares on the Toronto Stock Exchange ("TSX"), under the ticker symbol "TSND". Beginning on May 3, 2017 until the Company's listing on the TSX, common shares of the Company were traded on the Canadian Securities Exchange under ticker symbol "TER". The common shares of the Company began trading on OTCQX on October 22, 2018 under the ticker symbol "TRSSF" and changed its ticker symbol to "TSNDF" effective July 6, 2023. The Company’s registered office is located at 77 City Centre Drive, Suite 501, Mississauga, Ontario, L5B 1M5.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements included herein (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

The accompanying condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the year ended December 31, 2023, or any other interim or future periods.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein. At September 30, 2023, TerrAscend had an accumulated deficit of $662,075. During the three and nine months ended September 30, 2023, TerrAscend incurred a net loss from continuing operations of $8,439 and $40,472, respectively. Additionally, as of September 30, 2023 the Company’s current liabilities exceed its current assets. Therefore, the Company expects that it may need additional capital to continue to fund its operations.

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
Consolidation

The Company consolidates entities in which it has a controlling financial interest by evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”).

As a part of the TSX listing, the Company reorganized its ownership in subsidiaries to segregate the Company’s Canadian cannabis operations from its operations in the United States and amended its share structure at TerrAscend (the "Reorganization"). After the Reorganization, the Company owns 95% of its Canadian business. The Company continues to consolidate both its Canadian and its U.S. cannabis operation under two different consolidation models.

Subsequent to the Reorganization, all operations in the United States have a functional currency of USD. Canadian operations continue to have a functional currency of CAD.

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

As a result of the Company's TSX listing effort, TerrAscend Growth Corp., a wholly owned subsidiary of the Company, issued $1 million of Class A shares to an investor. See Note 10 for accounting treatment of Class A shares. The Company’s ownership in Class B shares, representing 100% of the issued and outstanding shares of TerrAscend Growth Corp., were exchanged for non-voting, non-participating exchangeable shares of TerrAscend Growth Corp. Simultaneously, the Company entered into a protection agreement with TerrAscend Growth Corp. that contains certain negative covenants that are designed to preserve the value of the non-voting shares until such time as they are converted into common shares. The Company determined TerrAscend Growth Corp. is a VIE as all the Company’s US activities continue to be conducted on behalf of the Company which has disproportionately few voting rights. After conducting an analysis of the following VIE factors; purpose and design of the VIE, the protection agreement in place, the board structure of TerrAscend Growth Corp., and substantive kick-out rights of the Class A shareholders, it was determined that the Company has the power to direct the activities of TerrAscend Growth Corp. In addition, given the structure of the Class A shares where all of the losses and substantially all of the benefits of TerrAscend Growth Corp. are absorbed by the Company, the Company consolidates as the primary beneficiary in accordance with Accounting Standards Codification ("ASC") 810 Consolidation. Management has applied significant judgment on the decision to consolidate its VIE's based on the facts and circumstances noted above.

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

4.
Accounts receivable, net

	September 30, 2023	December 31, 2022
Trade receivables	$24,888	$14,786
Sales tax receivable	6	277
Other receivables	1,100	17,936
Expected credit losses	(10,990)	(10,556)
Total receivables, net	$15,004	$22,443

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

For the year ended December 31, 2022, the Company has an Employee Retention Credit ("ERC") for qualified wages of $14,903 which was included in other receivables in the table above at December 31, 2022. During January 2023, the Company received $12,667, pursuant to a financing agreement with a third-party lender. In exchange, the Company assigned to the lender its interests in the $14,903 ERC claim that was submitted during December 2022. The difference between the amount of the claim and the amount received from the lender is the employee retention credits transfer fee which is equal to 15% of the total claim amount. The framework prescribed in ASC 860 Transfers and Servicing was reviewed and management has concluded that this should be accounted for as an asset transfer with recourse. This fee is included in finance and other expenses. If the Company does not receive the ERC claim, in whole or in part, the Company is required to repay the related portion of the funds received plus interest of 10% accrued from the date of the financing agreement through the repayment date. The Company’s obligation under the financing agreement will be satisfied upon receipt of the ERC claim or other full repayment. As of September 30, 2023, the lender has received refunds in the amount of $11,527. Subsequent to quarter end, the lender has received a further $1,739, and is awaiting receipt of the remaining refunds. Management has concluded that collection remains probable and no additional recourse obligation was recorded for the nine months ended September 30, 2023.

	September 30, 2023	December 31, 2022
Trade receivables	$24,888	$14,786
Less: provision for sales returns and expected credit losses	(10,990)	(10,556)
Total trade receivables, net	$13,898	$4,230

Of which
Current	12,276	4,045
31-90 days	1,492	614
Over 90 days	11,120	10,127
Less: provision for sales returns and expected credit losses	(10,990)	(10,556)
Total trade receivables, net	$13,898	$4,230

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

The following table presents the fair value of assets acquired and liabilities assumed as of the January 27, 2023 acquisition date and allocation of the consideration to net assets acquired:

Cash and cash equivalents	$20
Inventory	303
Prepaid expense	4
Operating right of use asset	1,499
Fixed assets	416
Intangible asset	5,330
Goodwill	6,151
Accounts payable and accrued liabilities	(366)
Deferred tax liability	(1,936)
Corporate income taxes payable	(291)
Operating lease liability	(1,499)
Net assets acquired	$9,631

Cash	10,000
Working capital adjustment	(369)
Total consideration	$9,631

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

The accounting for this acquisition has been provisionally determined at September 30, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, property and equipment, operating right of use assets, lease liabilities, corporate income taxes payable, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods. An adjustment was made to decrease intangible assets of $nil for the three months ended September 30, 2023 and of $620 for the nine months ended September 30, 2023 due to new information regarding the fair value at January 27, 2023. This resulted in an increase to goodwill of the same amount.

Costs related to this transaction were $191, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $36 and $99 were recorded during the nine months ended September 30, 2023 and 2022, respectively.

On a standalone basis, had the Company acquired the business on January 1, 2023, sales estimates would have been $7,956 for the nine months ended September 30, 2023 and net income estimates would have been $2,716. Actual sales and net income for the nine months ended September 30, 2023 since the date of acquisition are $7,277 and $2,472, respectively.

Peninsula

On June 28, 2023, the Company closed the acquisition of Peninsula, a dispensary located in Salisbury, Maryland. Under the terms of the agreement, the Company acquired 100% of the equity interest in Peninsula for total consideration of $15,394 exclusive of assumed financing obligations of $7,226. The consideration was comprised of 5,442,282 common shares of the Company, valued at $7,857 ("stock consideration"), a $3,646 secured promissory note at an interest rate of 7.25% maturing on June 28, 2026, and $1,234 in cash. The cash consideration paid included transaction expenses and repayments of indebtedness on behalf of Peninsula of $290 and $33, respectively.

The stock consideration was subject to a statutory lock-up restriction of 6 months, and, as such, a share restriction discount was considered in determining the fair value of the closing stock payment as at the transaction date. The Company guaranteed that if within 18 months from the transaction date of the stock consideration, the aggregate gross proceeds resulting from the sales of the common shares plus the aggregate value of the remaining common shares is less than $9,000, the Company shall pay the difference ("Peninsula contingent consideration"). The fair value of the Peninsula contingent consideration was calculated using the Black-Scholes Option Pricing Model ("Black-Scholes model").

The following table presents the fair value of assets acquired and liabilities assumed as of the June 28, 2023 acquisition date and allocation of the consideration to net assets acquired:

Inventory	370
Prepaid expense	371
Operating right of use asset	1,168
Fixed assets	68
Intangible asset	21,800
Goodwill	840
Accounts payable and accrued liabilities	(829)
Loans payable	(7,226)
Operating lease liability	(1,168)
Net assets acquired	$15,394

Cash	1,234
Common shares of TerrAscend	7,857
Loans payable	3,646
Contingent consideration	2,657
Total consideration	$15,394

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The acquired intangible assets include a license, which is treated as a definite-lived intangible asset and amortized over a 30-year period.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at September 30, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, property and equipment, operating right of use assets, lease liabilities, deferred tax liability, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods. During the three months ended September 30, 2023, an adjustment was made to reflect the the fair market value of the contingent consideration which resulted in an increase to goodwill at June 28, 2023.

During the three months ended September 30, 2023, the following adjustments were made to the provisional amounts:

•
An adjustment was made to decrease the fair value of common shares due to a share restriction in the amount of $1,667. This resulted in a decrease to goodwill of the same amount.
•
The Peninsula contingent consideration was recorded at the fair value of $2,656. This resulted in an increase to goodwill of the same amount.
•
An adjustment was made to decrease the fair value of the loans payable in the amount of $862 due to new information regarding the fair value at June 28, 2023. This resulted in an decrease to goodwill of the same amount.

Costs related to this transaction were $623, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the nine months ended September 30, 2023.

On a standalone basis, had the Company acquired the business on January 1, 2023, sales estimates would have been $12,587 for the nine months ended September 30, 2023 and net income estimates would have been $2,574. Actual sales and net loss for the nine months ended September 30, 2023 since the date of acquisition are $5,800 and $1,512, respectively.

Blue Ridge

On June 30, 2023, the Company closed the acquisition of Blue Ridge, a dispensary located in Parkville, Maryland. The Company has plans to relocate Blue Ridge in the next six months to a new, high-traffic retail center. Under the terms of the agreement, the Company acquired a 100% equity interest in Blue Ridge for total consideration of $6,535, comprised of a promissory note of $3,109 at an interest rate of 7.0% maturing on June 30, 2027 and $3,426 in cash. The cash consideration paid included repayments of indebtedness and transaction expenses on behalf of Blue Ridge of $707 and $281, respectively.

The following table presents the fair value of assets acquired and liabilities assumed as of the June 30, 2023 acquisition date and allocation of the consideration to net assets acquired:

Inventory	234
Prepaid expense	192
Operating right of use asset	2,325
Intangible asset	5,530
Goodwill	3,803
Deferred tax liability	(1,952)
Accounts payable and accrued liabilities	(679)
Operating lease liability	(2,325)
Other long term liabilities	(593)
Net assets acquired	$6,535

Cash	3,426
Loans payable	3,109
Total consideration	$6,535

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The acquired intangible assets include a license, which is treated as a definite-lived intangible asset and amortized over a 30-year period.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at September 30, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, operating right of use assets, lease liabilities, deferred tax liability, other long term liabilities, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

During the three months ended September 30, 2023, the following adjustments were made to the provisional amounts:

•
An adjustment was made to decrease intangible assets in the amount of $880 due to new information regarding the fair value at June 30, 2023. This resulted in an increase to goodwill for the same amount.
•
An adjustment was made to decrease the fair value of the loans payable in the amount of $641 due to new information regarding the fair value at June 30, 2023. This resulted in an decrease to goodwill for the same amount.
•
An adjustment was made to increase the cash consideration in the amount of $426 primarily due to debt payoff and seller transaction costs. This resulted in an increase to goodwill for the same amount.

Costs related to this transaction were $401, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the nine months ended September 30, 2023.

On a standalone basis, had the Company acquired the business on January 1, 2023, sales estimates would have been $3,813 for the nine months ended September 30, 2023 and net income estimates would have been $778. Actual sales and net loss for the nine months ended September 30, 2023 since the date of acquisition are $1,815 and $406, respectively.

Herbiculture

On July 10, 2023, the Company closed the acquisition of Herbiculture Inc. (“Herbiculture”), a dispensary in Maryland. Under the terms of the agreement, the Company acquired 100% of the equity interest in Herbiculture for total consideration of $7,695, comprised of $2,761 in cash, and a promissory note of $4,934 at an interest rate of 10.50% per annum maturing on June 30, 2026. The cash consideration paid included transaction expenses and repayments of indebtedness on behalf of Herbiculture which were $616 and $1,674, respectively.

The following table presents the fair value of assets acquired and liabilities assumed as of the July 10, 2023 acquisition date and allocation of the consideration to net assets acquired:

Inventory	$140
Prepaid expense	111
Accounts receivable	10
Fixed assets	231
Operating right of use asset	1,458
Intangible asset	7,580
Goodwill	4,603
Deferred tax liability	(2,676)
Accounts payable and accrued liabilities	(648)
Corporate income taxes payable	(199)
Operating lease liability	(1,458)
Other long term liabilities	(1,457)
Net assets acquired	$7,695

Cash	2,761
Loans payable	4,934
Total consideration	$7,695

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The acquired intangible assets include a license, which is treated as a definite-lived intangible asset and amortized over a 30-year period.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at September 30, 2023. The fair value of net assets acquired, specifically with respect to inventory, intangible assets, operating right of use assets, lease liabilities, deferred tax liability, other long term liabilities, and goodwill have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $786, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the nine months ended September 30, 2023.

On a standalone basis, had the Company acquired the business on January 1, 2023, sales estimates would have been $2,459 for the nine months ended September 30, 2023 and net income estimates would have been $110. Actual sales and net loss for the nine months ended September 30, 2023 since the date of acquisition are $603 and $82, respectively.

Contingent consideration

Contingent consideration recorded relates to the Company’s business acquisitions. Contingent consideration is based upon the potential earnout of the underlying business unit and is measured at fair value using a projection model for the business and the formulaic structure for determining the consideration under the terms of the agreement.

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	Pinnacle	Peninsula	Total
Carrying amount, December 31, 2022	$1,406	$3,028	$750	$—	$5,184
Amount recognized on acquisition	—	—	—	2,657	2,657
Payments of contingent consideration	—	—	(750)	—	(750)
Gain on revaluation of contingent consideration	—	—	—	(645)	(645)
Carrying amount, September 30, 2023	$1,406	$3,028	$—	$2,012	$6,446
Less: current portion	(1,406)	(3,028)	—	—	(4,434)
Non-current contingent consideration	$—	$—	$—	$2,012	$2,012

During the nine months ended September 30, 2023, the Company issued 471,681 shares of common stock to the sellers of its previously acquired Pinnacle business. The issuance of shares fully settles the $750 earn out consideration provision in the stock purchase agreement.

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	September 30, 2023	December 31, 2022
Raw materials	$1,689	$1,181
Finished goods	23,027	15,280
Work in process	29,211	26,406
Accessories, supplies and consumables	3,476	3,468
	$57,403	$46,335

The Company adjusted inventory by $728 during the nine months ended September 30, 2023primarily due to defective cartridges.

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

In addition, management wrote down its inventory by $nil and $6,570 for the three and nine months ended September 30, 2022, respectively. The inventory write-downs in 2022 were mainly due to the write down of inventory to lower of cost or market which was related to the Company's operations reconfiguration of its cultivation facility in Pennsylvania.

7.
Discontinued operations

The Company determined to make available for sale the asset groups related to TerrAscend Canada's Licensed Producer business. Therefore, the results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented.

The major classes of assets and liabilities from discontinued operations included the following:

	September 30, 2023	December 31, 2022
Land	—	$734
Buildings & improvements	—	16,529
Office furniture & equipment	—	86
Total assets held for sale	—	$17,349

Prepaid expenses and other current assets	431	571
Current assets from discontinued operations	$431	$571

Accounts payable and accrued liabilities	$1,124	$3,747
Loans payable	—	5,364
Current liabilities from discontinued operations	$1,124	$9,111

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to TerrAscend Canada's Licensed Producer business. The results of discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	—	$1,159	—	$3,690
Excise and cultivation tax	—	(377)	—	(990)
Revenue, net	—	782	—	2,700

Cost of Sales	—	7,550	—	10,910

Gross profit	—	(6,768)	—	(8,210)

Operating expenses:
General and administrative	144	1,981	900	4,165
Amortization and depreciation	—	432	48	1,310
Impairment of property and equipment	—	—	3,036	—
Total operating expenses	144	2,413	3,984	5,475

Loss from discontinued operations	(144)	(9,181)	(3,984)	(13,685)
Other expense
Finance and other expenses	88	1,243	460	1,692
Net loss from discontinued operations	$(232)	$(10,424)	$(4,444)	$(15,377)

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Asset Specific Impairment

Certain assets of TerrAscend Canada were determined to be held for sale as they met the criteria under ASC 360 Property, Plant and Equipment. TerrAscend Canada operated out of a 67,300 square foot facility located in Mississauga, Ontario. Assets held for sale are reported at the lower of its carrying value or fair value less cost to sell. On May 23, 2023, the Mississauga, Ontario facility was sold for CAD $19,700 (USD $14,285). Net proceeds have been applied to pay down existing Company debt.

8.
Property and equipment

Property and equipment consisted of:

	September 30, 2023	December 31, 2022
Land	$6,072	$6,512
Assets in process	27,117	28,416
Buildings & improvements	150,813	154,742
Machinery & equipment	33,877	30,973
Office furniture & equipment	9,011	7,576
Assets under finance leases	2,529	7,277
Total cost	229,419	235,496
Less: accumulated depreciation	(30,021)	(19,684)
Property and equipment, net	$199,398	$215,812

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

As of September 30, 2023 and December 31, 2022, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $2,481 and $9,133 for the three and nine months ended September 30, 2023, respectively ($2,029 and $6,069 included in cost of sales) and $2,710 and $7,630 for the three and nine months ended September 30, 2022, respectively ($2,420 and $5,591 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,185	$(678)	$507
Licenses	215,178	(24,270)	190,908
Brand intangibles	1,144	(1,144)	—
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	217,787	(26,372)	191,415
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$300,544	$(26,372)	$274,172

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

At December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$1,169	$(569)	$600
Licenses	178,929	(22,590)	156,339
Brand intangibles	1,144	(1,144)	—
Non-compete agreements	280	(272)	8
Total finite lived intangible assets	181,522	(24,575)	156,947
Indefinite lived intangible assets
Brand intangibles	82,757	—	82,757
Total indefinite lived intangible assets	82,757	—	82,757
Intangible assets, net	$264,279	$(24,575)	$239,704

Amortization expense was $2,878 and $5,987 for the three and nine months ended September 30, 2023, respectively ($725 and $2,175 included in cost of sales) and $3,968 and $10,301 for the three and nine months ended September 30, 2022, respectively ($1,555 and $4,631 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

Remainder of 2023	$2,220
2024	8,890
2025	8,624
2026	8,609
2027	8,529

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2022	$90,328
Additions at acquisition date	13,607
Measurement period adjustment	1,680
Balance at September 30, 2023	$105,615

10.
Loans payable

	Ilera Term Loan	Stearns Loan	Gage Loans	Pinnacle Loans	Pelorus Term Loan	Maryland Acquisition Loans	IHC Note Payable	Class A Share Gage Growth Corp	Total
Balance at December 31, 2022	$110,850	$—	$29,976	$9,333	$44,028	$—	$—	$—	$194,187
Loan principal, net of transaction costs		23,856	—	—	—	18,929	7,500	1,000	51,285
Loan amendment fee / Prepayment penalty	(2,328)	—	—	—	—	—	—	—	(2,328)
Interest and accretion	12,444	887	3,267	426	5,349	567	282	—	23,222
Principal and interest paid	(43,893)	(765)	(5,358)	(4,125)	(4,983)	(806)	(2,782)	—	(62,712)
Effects of movements in foreign exchange	—	—	—	—	—	—	—	—	-
Ending carrying amount at September 30, 2023	77,073	23,978	27,885	5,634	44,394	18,690	5,000	1,000	203,654
Less: current portion	(4,082)	(417)	(3,864)	(5,634)	(577)	(2,258)	(5,000)	—	(21,832)
Non-current loans payable	$72,991	$23,561	$24,021	$—	$43,817	$16,432	$—	$1,000	$181,822

Total interest paid on all loan payables was $7,424 and $16,683 for the three and nine months ended September 30, 2023, respectively, and $5,890 and $20,294 for the three and nine months ended September 30, 2022, respectively. The current portion of loans payable included $3,384 of interest payable as of September 30, 2023.

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

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its AMMD dispensary in Cumberland, Maryland ("Stearns Loan"). The loan carries an interest rate of prime plus 2.25% and matures on December 26, 2024. The Company was required to hold $5,000 on deposit in a restricted account, of which $2,500 of the restricted cash was released on July 28, 2023 upon meeting certain criteria pursuant to the terms of the Stearns Loan.

Gage Loans

On June 9, 2023, TerrAscend Growth Corp. agreed to an amendment among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein) and (ii) to permit certain indebtedness and waive certain tax provisions.

Pinnacle Loan

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 that paid down all Pinnacle liabilities and encumbrances. The promissory notes carry an interest rate of 6%. On June 27, 2023, Spartan Partners Properties, LLC agreed to an amendment among other things, to extend the obligation date of the loan and interest payable until December 1, 2023.

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

Maryland Acquisition Loans

On June 28, 2023, related to the acquisition of Peninsula, the Company assumed financing obligations in the amount of $7,698, which matures on June 28, 2025. The promissory note carries an interest rate of 8.25%. The Company makes monthly payments of principal and interest totaling $157 beginning on July 28, 2023. The Company is required to make a mandatory prepayment of 50% of the outstanding principal balance on January 28, 2025. The consideration also included a promissory note in the amount of $3,927. The promissory note carries an interest of 7.25% and is payable in twelve quarterly installments, maturing on June 28, 2026.

On June 30, 2023, related to the acquisition of Blue Ridge, the Company agreed to a promissory note in the amount of $3,750 payable in four quarterly installments of accrued interest commencing on September 30, 2023 and twelve equal quarterly installments of principal and accrued interest commencing on September 30, 2024. The remaining amount of the principal and accrued interest is due on June 30, 2027, the maturity date. The promissory note carries an interest rate of 7.0%.

On July 10, 2023, related to the acquisition of Herbiculture, the Company entered into a promissory note in the amount of $5,250. The promissory note carries a fixed interest rate of 10.50%. Commencing on September 30, 2023, and thereafter until December 31, 2024, all accrued interest during each quarter will be added to the outstanding principal balance on the last day of each fiscal quarter. Beginning on March 31, 2025, and thereafter until March 31, 2026, only interest payments will be due on the last day of each fiscal quarter. The entire outstanding balance of the principal and accrued interest is due on June 30, 2026, the maturity date of the note.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Class A Share of TerrAscend Growth

As a part of the Reorganization (See Note 3), TerrAscend Growth Corp. issued $1,000 of Class A shares with a 20% guaranteed annual dividend. Under the Subscription Agreement, TerrAscend Growth Corp holds a call right to repurchase all of the Class A Shares, at any time, issuable to the holder of Class A Shares and the holder of Class A shares is granted a put right that is exercisable at any time following the five-year anniversary of the closing of the investment. The instrument is considered as a debt due to the economic characteristics and risks. The repurchase / put price is defined as the sum of: (a) the Repurchase/Put Price; plus (b) the amount equal to 40% of the Subscription Amount less the aggregate Dividend Amounts paid to the Subscriber as of the date of the Exercise Notice.

IHC Real Estate LP Loan

On June 26, 2023, the Company bought out the minority interest in IHC Real Estate LP and entered into a promissory note of $7,500. The promissory note carries an interest rate of 15% and matures on January 15, 2024. On June 28, 2023 and July 31, 2023, the Company made a payment of $1,500 and $1,000, respectively.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

September 30, 2023
Remainder of 2023	$9,374
2024	134,993
2025	7,942
2026	11,082
2027	44,483
Thereafter	1,000
Total principal payments	$208,874

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 28 years. The Company had two and three finance leases at September 30, 2023 and December 31, 2022, respectively.

Amounts recognized in the consolidated balance sheet were as follows:

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$44,497	$29,451

Operating lease liability classified as current	2,363	1,857
Operating lease liability classified as non-current	46,437	31,545
Total operating lease liabilities	$48,800	$33,402

Finance leases:
Property and equipment, net	$2,312	$6,673

Lease obligations under finance leases classified as current	2,006	521
Lease obligations under finance leases classified as non-current	571	6,713
Total finance lease obligations	$2,577	$7,234

The Company recognized operating lease expense of $1,747 and $4,198 for the three and nine months ended September 30, 2023, respectively, and $1,305 and $3,650 for the three and nine months ended September 30, 2022, respectively.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Other information related to operating leases at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	12.2	12.8
Finance leases	1.5	6.8

Weighted-average discount rate
Operating leases	11.41%	10.69%
Finance leases	9.47%	9.89%

Supplemental cash flow information related to leases are as follows:

	September 30, 2023	December 31, 2022
Cash paid for amounts included in measurement of operating lease liabilities	$4,364	$5,053
Right-of-use assets obtained in exchange for operating lease obligations	16,955	3,097
Cash paid for amounts included in measurement of finance lease liabilities	120	220
Assets under finance leases obtained in exchange for finance lease obligations	—	6,913

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
Remainder of 2023	1,922	32	$1,954
2024	7,828	2,130	9,958
2025	7,863	132	7,995
2026	7,488	134	7,622
2027	7,043	136	7,179
Thereafter	64,214	81	64,295
Total lease payments	96,358	2,645	99,003
Less: interest	(47,558)	(68)	(47,626)
Total lease liabilities	$48,800	$2,577	$51,377

Under the terms of these operating sublease agreements, future rental income from such third-party leases is expected to be as follows:

Remainder of 2023	$104
2024	550
2025	445
2026	261
Total rental payments	$1,360

A sale-leaseback transaction occurs when an entity sells an asset it owns and then immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes the lessor. Under ASC 842 Leases, both parties must assess whether the buyer-lessor has obtained control of the asset and a sale has occurred. Through the Gage Acquisition, the Company entered into leaseback transactions on six properties of owned real estate. The Company has determined that these transactions do not qualify as a sale because control was not transferred to the buyer-lessor. Therefore, the Company has classified the lease portion of the transaction as a finance lease and continues to depreciate the asset. During 2023, five out of six agreements were amended to remove the purchase option which qualified the transactions as a sale. As a result, the Company derecognized underlying assets of $8,725 and its related financial obligations in the amount of $10,528, resulting in a gain of $1,803 during the three months ended September 30, 2023. The Company concurrently recognized an operating right of use asset and operating lease liability of $10,518 for the five dispensaries. The balance of the remaining financial obligation at September 30, 2023 was $991. Of this amount, $98 is included in other current liabilities and $893

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

is included in financing obligations in the unaudited consolidated balance sheets. The financing obligations had a weighted average term and weighted average discount rate of 6.9 years and 8.5%, respectively, at September 30, 2023.

Undiscounted financing obligations as of September 30, 2023 are as follows:

Remainder of 2023	45
2024	182
2025	186
2026	191
2027	195
Thereafter	525
Total payments	$1,324
Less: interest	(333)
Total financing obligations	$991

12.
Convertible Debt

In June and August 2023, the Company closed the private placements of a total of 10,355 senior unsecured convertible debentures at a price of $1,000 per debenture for total gross proceeds of $10,355. Unless repaid or converted earlier, the outstanding principal and accrued and unpaid interest on the debentures will be due and payable 36 months following the closing of the debenture Offering (the “Maturity Date”). Each debenture bears interest at a rate of 9.9% per annum from the date of issuance, calculated and compounded semi-annually, and payable on the Maturity Date. Each holder had the option to elect to receive up to 4.95% per annum of such interest payable in cash on a semi-annual basis. Each debenture will be convertible into common shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Maturity Date, at a conversion price of $2.01. Holders converting their debentures will receive accrued and unpaid interest for the period from and including the date of the last interest payment date, to and including, the date of conversion.

In accordance with ASC 815 Derivatives and Hedging, the conversion option was bifurcated from the host instrument as the instrument's strike price is denominated in a currency other than the functional currency of the issuer. It was recorded at fair value, using the Black-Scholes model (Note 23). The proceeds are allocated first to the conversion option based on its fair value of $3,600, and the residual was allocated to the host instrument and recorded as convertible debt at a fair value of $6,755.

The following table summarizes the convertible debt activity for the nine months ended September 30, 2023:

Balance at December 31, 2022	$-
Convertible debt proceeds, net of transaction costs	10,230
Allocation to conversion option	(3,600)
Interest and accretion	432
Ending carrying amount at September 30, 2023	$7,062

13.
Shareholders' equity

Warrants

The following is a summary of the outstanding warrants for common shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	23,240,330	728,715	$4.49	9.72
Granted	435,212	435,212	1.81	2.76
Expired	(345,000)	(345,000)	3.14	—
Outstanding, September 30, 2023	23,330,542	818,927	$4.46	8.99

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following is a summary of the outstanding warrant liabilities that are exchangeable into common shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	7,129,517	7,129,517	$8.66	0.99
Granted	3,590,334	—	1.95	1.73
Outstanding, September 30, 2023	10,719,851	7,129,517	$6.41	0.74

The following is a summary of the expired preferred share warrants at September 30, 2023. Each warrant is exercisable into one preferred share:

	Number of Preferred Share Warrants Outstanding	Number of Preferred Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2022	15,106	15,106	$3,000	0.39
Expired	(15,106)	(15,106)	3,000	—
Outstanding, September 30, 2023	—	—	$—	—

Private Placement Financing

Concurrently with convertible debenture placements (Note 12), in June 2023, the Company closed three tranches of private placements of equity securities (together with the Convertible Debt (Note 12), the "Private Placements") at a price of $1.50 per unit for aggregate gross proceeds of $9,871. Each unit is comprised of one common share of the Company and one-half warrant to purchase one common share. Each warrant entitles the holder to acquire one common share at a price of $1.95 per common share for a period of 24 months following the date of issuance.

Detachable warrants issued in a bundled transaction are accounted for separately. Under ASC 815 Derivatives and Hedging, the detachable warrants meet the definition of derivative because the exercise price is denominated in a currency that is different from the functional currency of the Company. It was recorded at a fair value of $2,216, using the Black-Scholes model. The proceeds are allocated first to the warrants based on their fair value, and the residual of $7,655 was allocated to the equity (Note 23). As of September 30, 2023, the warrants were revalued at $3,020 and a loss was recorded in (Gain) loss on fair value of warrants and purchase option derivative asset on the Consolidated Statements of Operations and Comprehensive Loss.

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	$845	$2,338	$3,542	$8,428
Restricted share units	930	367	1,927	2,096
Total share-based payments	$1,775	$2,705	$5,469	$10,524

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2022	20,111,246	4.86	$3.63	$320
Granted	2,006,627	—	1.68	—
Exercised	(416,852)	—	0.23	—
Forfeited	(3,084,873)	—	4.68	—
Expired	(1,657,019)	—	3.67	—
Outstanding, September 30, 2023	16,959,129	4.75	$3.32	3,119

Exercisable, September 30, 2023	11,516,297	3.01	$3.32	1,290

Nonvested, September 30, 2023	5,442,832	8.43	$3.30	$1,829

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on September 30, 2023 and December 31, 2022, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on September 30, 2023 and December 31, 2022, respectively.

The total pre-tax intrinsic value (the difference between the market price of the common shares on the exercise date and the price paid by the option holder to exercise the option) related to stock options exercised is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Exercised	$7	$188	$558	$328

The fair value of the various stock options granted were estimated using the Black-Scholes model with the following assumptions:

	September 30, 2023	December 31, 2022
Volatility	78.61% - 80.16%	77.55% - 77.89%
Risk-free interest rate	2.85% - 3.40%	1.63% - 3.51%
Expected life (years)	9.78 - 10.01	9.62 - 10.01
Dividend yield	0.00%	0.00%
Forfeiture rate	26.11%	26.11%

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

The total estimated fair value of stock options that vested during the nine months ended September 30, 2023 and 2022 was $4,587 and $6,378, respectively. As of September 30, 2023, there was $8,190 of total unrecognized compensation cost related to unvested options.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Restricted Share Units

The following table summarizes the activities for the RSUs for the nine months ended September 30, 2023:

	Number of RSUs	Number of RSUs vested	Weighted average remaining contractual life (in years)
Outstanding, December 31, 2022	415,640	13,050	N/A
Granted	2,087,275	—	—
Vested	(113,640)	—	—
Forfeited	(78,634)	—	—
Outstanding, September 30, 2023	2,310,641	—	N/A

As of September 30, 2023, there was $2,868 of total unrecognized compensation cost related to unvested RSUs.

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

The following table summarizes the non-controlling interest activity for the nine months ended September 30, 2023:

	September 30, 2023	December 31, 2022
Opening carrying amount	$2,374	$5,367
Capital distributions	(6,966)	(7,550)
Acquisition of non-controlling interest	(1,323)	—
Net income attributable to non-controlling interest	6,492	4,557
Ending carrying amount	$577	$2,374

16.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At September 30, 2023 amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 10), which makes up $163 of the total loan principal balance at September 30, 2023 and December 31, 2022.
(b)
Private Placements: The Private Placements constitute a related party transaction because related persons, which consisted of key management and directors of the Company participated in the transaction. The Company’s Executive Chairman, participated, directly and indirectly, in the equity offering and acquired 800,002 Units for gross proceeds of $1,200. In total, the related persons acquired, in the aggregate, 2,000 Debentures and 825,734 Units in connection with the Private Placements for aggregate gross proceeds of $3,239.
17.
Income taxes

The Company's effective tax rate was (265%) and (418%) for the three and nine months ended September 30, 2023, respectively and 10% and 8% for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 differed from the federal statutory tax rate primarily due to the disallowed tax deductions for

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

business expenses pursuant to Section 280E of the Internal Revenue Code of 1986, as amended (the "Code"), and a return to provision adjustment primarily related to the Company's New Jersey tax return filings. The effective tax rate for the three and nine months ended September 30, 2022 differed from the federal statutory tax rate primarily due to the disallowed tax deductions for business expenses pursuant to Section 280E of the Code.

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

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Office and general	$4,935	$4,431	$12,740	13,532
Professional fees	1,923	3,210	10,399	9,303
Lease expense	1,916	1,270	4,454	3,615
Facility and maintenance	1,125	1,733	3,733	3,183
Salaries and wages	15,716	11,683	43,546	33,628
Share-based compensation	1,775	2,705	5,469	10,524
Sales and marketing	1,909	2,372	7,164	7,968
Total	$29,299	$27,404	$87,505	$81,753

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Retail	$66,142	$53,446	$179,817	$127,143
Wholesale	23,098	12,797	50,945	51,645
Total	$89,240	$66,243	$230,762	$178,788

For each of the three and nine months ended September 30, 2023 and 2022, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania (refer to Note 6), the Company recorded sales returns of $nil and $1,040 during the three and nine months ended September 30, 2022, respectively.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest and accretion	$10,203	$10,347	$26,041	$25,759
Indemnification asset release	—	—	—	3,973
Employee retention credits transfer with recourse	—	—	2,235	—
Other (income) expense	(120)	(1,102)	65	(169)
Total	$10,083	$9,245	$28,341	$29,563

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

Geography

The Company has subsidiaries located in Canada and the United States. For each of the nine months ended September 30, 2023 and 2022, net revenue was primarily generated from sales in the United States. As a result of the Reorganization (Note 3) the Company consolidated its retail location in Canada and generated net revenue of $347 and $637 for the three and nine months ended September 30, 2023, respectively.

The Company had non-current assets by geography of:

	September 30, 2023	December 31, 2022
United States	$626,677	$577,750
Canada	775	1,844
Total	$627,452	$579,594

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

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital and debt. The equity issuances are outlined in Note 13, debt modifications are outlined in Note 10, and debt financing are outlined in Note 12.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of September 30, 2023.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At September 30, 2023			At December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25,410	—	—	$26,158	—	—
Restricted cash	3,106	—	—	605	—	—
Purchase option derivative asset	—	—	—	—	—	50
Total Assets	$28,516	—	—	$26,763	—	$50
Liabilities
Contingent consideration payable	—	$6,446	—	—	$5,184	—
Derivative liability	—	7,916	—	—	711	—
Total Liabilities	—	$14,362	—	—	$5,895	—

There were no transfers between the levels of fair value hierarchy during the three and nine months ended September 30, 2023.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within levels of the fair value hierarchy are presented below:

Level 1

Cash, cash equivalents, and restricted cash, net accounts receivable, accounts payable and accrued liabilities, and other current receivables and payables represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

The following table summarizes the changes in the derivative liability for the nine months ended September 30, 2023:

Balance at December 31, 2022	$711
Conversion option issued in 2023 private placement	3,600
Detachable warrants issued in 2023 private placement	2,216
Fair value loss on revaluation of warrants and conversion option	1,514
Effects of movements in foreign exchange	(125)
Balance at September 30, 2023	$7,916

Warrant liability and conversion option

The Company's warrant liability consists of the warrant liability acquired through its Gage Acquisition ("Gage Warrant Liability"), a detachable warrant liability issued through the private placement (Note 13), and a conversion option related to the convertible debenture offering (Note 12). Series A, B, C, and D convertible preferred stock issued through its 2020 private placements expired during the second quarter of 2023.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Gage Warrant Liability has been remeasured to fair value. Key inputs and assumptions used in the Black-Scholes model were as follows:

	September 30, 2023	December 31, 2022
Common Stock Price of TerrAscend Corp.	$2.05	$1.13
Warrant exercise price	$8.66	$8.66
Annual volatility	60.69%-65.96%	97.1%-98.4%
Annual risk-free rate	5.6%	4.8%
Expected term (in years)	0.21	1.00

Detachable Warrants

The detachable warrants issued as a part of the June 2023 private placement (Note 13) have been measured at fair value as of September 30, 2023. Key inputs and assumptions used in the Black-Scholes model were as follows:

	September 30, 2023	June 30, 2023
Common Stock Price of TerrAscend Corp.	$2.05	$1.65 - $1.81
Option exercise price	$1.95	$1.95
Annual volatility	72.5%	71.0% - 71.1%
Annual risk-free rate	5.0%	4.58% - 4.66%
Expected term (in years)	1.73	1.98 - 2.00

Bifurcated conversion options

The conversion option issued as a part of the June 2023 private placement (Note 12) has been measured at fair value as of September 30, 2023. Key inputs and assumptions used in the Black-Scholes model were as follows:

	September 30, 2023	June 30, 2023
Common Stock Price of TerrAscend Corp.	$2.05	$1.65 - $1.81
Option exercise price	$2.01	$2.01
Annual volatility	69.2%	68.2% - 68.3%
Annual risk-free rate	4.8%	4.13% - 4.25%
Expected term (in years)	2.73	2.98 - 3.00

The conversion option issued as a part of the August 2023 private placement (Note 12) has been measured at fair value as of September 30, 2023. Key inputs and assumptions used in the Black-Scholes model were as follows:

	September 30, 2023	August 2, 2023
Common Stock Price of TerrAscend Corp.	$2.05	$1.41
Option exercise price	$2.01	$2.01
Annual volatility	69.2%	68.1%
Annual risk-free rate	4.8%	4.4%
Expected term (in years)	2.84	3.00

24.
Commitments and contingencies

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on the Company's consolidated balance sheets

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

or results of operations. At September 30, 2023, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

25.
Subsequent events

On October 2, 2023, the Company completed a prepayment of the Ilera Term Loan of $1,500 at the original prepayment price of 103.22% to par for a total of $1,550.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of TerrAscend's financial condition and results of operations should be read in conjunction with TerrAscend's unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2023, or the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to TerrAscend's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of TerrAscend is for the three and nine months ended September 30, 2023 and 2022 and the accompanying notes for each respective period.

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

•
Allegany Medical Marijuana Dispensary ("AMMD"), a dispensary in Cumberland, Maryland;
•
Blue Ridge Wellness (“Blue Ridge”), a dispensary located in Parkville, Maryland;
•
Gage ("Gage"), a vertically integrated cannabis cultivator, processor and dispensary operator in Michigan;
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

Recent Developments

•
On July 4, 2023, the Company commenced trading of its common shares on the TSX under the new ticker symbol “TSND”. Subsequently, the ticker symbol on the OTC market was changed to “TSNDF” effective July 6, 2023.
•
On July 10, 2023, the Company completed the acquisition of Herbiculture, a dispensary in Maryland.
•
On July 28, 2023, $2,500 of the restricted cash was released from the required $5,000 on deposit in a restricted account, upon meeting certain criteria pursuant to the terms of the Stearns Loan.
•
On August 2, 2023, the Company closed a private placement of 250 senior unsecured convertible debentures at a price of $1,000 per debenture for total gross proceeds of approximately $250.

Subsequent Transactions

•
On October 2, 2023, pursuant to the terms of its senior secured term loan with WDB Holding PA, a subsidiary of the TerrAscend ("Ilera Term Loan"), the Company completed a prepayment of the Ilera Term Loan of $1,500 at the original prepayment price of 103.22% to par.

Components of Results of Operations

The following discussion sets forth certain components of the Company's Unaudited Condensed Consolidated Statements of Comprehensive Loss as well as factors that impact those items.

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

Impairment of intangible assets and goodwill

Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate that the carrying amount has been impaired. TerrAscend first performs a qualitative assessment. If based on the results of a qualitative assessment it has been determined that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, an additional quantitative impairment test is performed which compares the carrying value of the reporting unit to its estimated fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded.

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

Loss (gain) on fair value of warrants and purchase option derivative asset

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

Unrealized and realized foreign exchange (gain) loss

Unrealized and realized foreign exchange (gain) loss represents the loss recognized on the remeasurement of USD denominated cash and other assets recorded in the Canadian dollars functional currency at TerrAscend's Canadian operations.

Unrealized and realized loss (gain) on investments

TerrAscend accounts for its investment in equity securities without readily determinable fair values using a valuation technique which maximizes the use of relevant observable inputs, with subsequent holding changes in fair value recognized in unrealized gain or loss on investments in the Consolidated Statements of Operations and Comprehensive Loss.

Provision for (benefit from) income taxes

Provision for income taxes consists of U.S. federal and state income taxes in certain jurisdictions in which TerrAscend conducts business.

Results from Operations - Three Months Ended September 30, 2023 and September 30, 2022

The following tables represent the Company’s results from operations for the three months ended September 30, 2023 and 2022.

Revenue, net

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Revenue	$89,621	$66,567
Excise and cultivation taxes	(381)	(324)
Revenue, net	$89,240	$66,243
$ change	$22,997
% change	35%

Revenue increased from $66,243 to $89,240 for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 driven by the implementation of adult use sales in Maryland along with the acquisitions of Peninsula, Blue Ridge, and Herbiculture in the second quarter of 2023 combined with an increase in wholesale sales in New Jersey and an increase in both wholesale and retail sales in Pennsylvania.

Cost of sales

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Cost of sales	$41,788	$35,206
Non-cash adjustment of inventory	(353)	(94)
Total cost of sales	$41,435	$35,112
$ change	$6,323
% change	18%
Cost of sales as a % of revenue	46%	53%

The increase of $6,323 in cost of sales for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was mainly due to an increase in sales. Cost of sales as a percentage of revenue improved to 46% from 53% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, driven by increased yields in New Jersey, improved utilization in Maryland, lower costs in Pennsylvania as a result of scaling back the cultivation facility, and reduced discounting combined with improved verticalization in Michigan.

General and administrative expense

	For the Three Months Ended
	September 30, 2023	September 30, 2022
General and administrative expense	$29,299	$27,404
$ change	$1,895
% change	7%

The increase in general and administrative ("G&A") expense of $1,895 for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily a result of an increase in salaries and wages due to Maryland acquisitions during the third quarter of 2023. The Company continues to advance its plan to reduce administrative expenses in order to strengthen its position to generate positive cashflow from operations.

Amortization and depreciation expense

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Amortization and depreciation	$2,664	$2,600
$ change	$64
% change	2%

The increase of $64 in amortization and depreciation expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to Maryland acquisitions during the third quarter of 2023.

(Gain) loss from revaluation of contingent consideration

	For the Three Months Ended
	September 30, 2023	September 30, 2022
(Gain) loss from revaluation of contingent consideration	$(645)	$36
$ change	$(681)
% change	-1892%

The decrease in the revaluation of contingent consideration for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due to a reduction in the contingent liability for Peninsula acquisition, which was a result of the increase in the Company's share price from June 30, 2023, as compared to September 30, 2023.

Loss (gain) on fair value of warrants and purchase option derivative asset

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Loss (gain) on fair value of warrants and purchase option derivative assets	$3,217	$(5,497)
$ change	$8,714
% change	-159%

The warrant liability was remeasured to fair value at September 30, 2023 using the Black-Scholes model. The Company recognized a loss of $3,217 during the three months ended September 30, 2023 as a result of the rising share price from June 30, 2023, as compared to September 30, 2023.

During the three months ended September 30, 2022, the Company recognized a gain on fair value warrants of $5,497 as a result of the reduction of the Company's share price from June 30, 2022, as compared to September 30, 2022.

Finance and other expenses

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Finance and other expenses	$10,083	$9,245
$ change	$838
% change	9%

The increase of $838 in finance and other expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily due to sublease income received in 2022.

Transaction and restructuring costs

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Transaction and restructuring costs	$-	$343
$ change	$(343)
% change	-100%

The transaction and restructuring costs for the three months ended September 30, 2022 were primarily due to personnel related reorganization and severance costs in Canada.

Unrealized and realized foreign exchange (gain) loss

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Unrealized and realized foreign exchange (gain) loss	$(43)	$583
$ change	$(626)
% change	-107%

Unrealized foreign exchange (gain) loss changed from a loss of $583 for the three months ended September 30, 2023 as compared to a gain of $43 for the three months ended September 30, 2022 as a result of the Company's subsidiary TerrAscernd Growth Corp changing its functional currency to U.S. dollars from Canadian dollars during the third quarter of 2023.

Provision for (benefit from) income taxes

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Provision for (benefit from) income taxes	$13,543	$(34,033)
$ change	$47,576
% change	-140%

The change in provision for (benefit from) income taxes from a $34,033 benefit for the three months ended September 30, 2022 as compared to a provision for income taxes of $13,543 for the three months ended September 30, 2023 was primarily driven by the increase in pre-tax book income as a result of the impairment of Gage Growth Corp in 2022.

Results from Operations - Nine Months Ended September 30, 2023 and September 30, 2022

The following tables represent the Company’s results from operations for the nine months ended September 30, 2023 and 2022.

Revenue, net

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Revenue	$231,778	$179,848
Excise and cultivation taxes	(1,016)	(1,060)
Revenue, net	$230,762	$178,788
$ change	$51,974
% change	29%

Revenue increased from $178,788 to $230,762 during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 driven by growth in retail and wholesale market sales. The increase was primarily a result of the implementation of adult use sales in New Jersey in April 2022 and Maryland in July 2023 along with the acquisition of AMMD, Peninsula, Blue Ridge, and Herbiculture in the first and second quarters of 2023, and the acquisition of Gage in Michigan in March 2022. These increases were partially offset by a reduction in wholesale sales in Pennsylvania and retail sales in California.

Cost of sales

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cost of sales	$112,103	$99,681
Non-cash adjustment of inventory	728	8,401
Total cost of sales	$112,831	$108,082
$ change	$4,749
% change	4%
Cost of sales as a % of revenue	49%	60%

The increase of $4,749 in cost of sales for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is mainly a result of impairments and write-downs of inventory in Pennsylvania of $7,422 for the nine months ended September 30, 2022 as well as increased yields in New Jersey, improved utilization in Maryland, lower costs in Pennsylvania as a result of scaling back the cultivation facility, and reduced discounting combined with improved verticalization in Michigan.

General and administrative expense

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
General and administrative expense	$87,505	$81,753
$ change	$5,752
% change	7%

The increase in G&A expense of $5,752 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily a result of an increase in salaries and wages due to the addition of workforce in Maryland for the four retail acquisitions which occurred during the nine months ended September 30, 2023 combined with a full year of adult use sales in New Jersey. The Company continues to advance its plan to optimize administrative expenses to strengthen its position in order to generate positive cashflow from operations.

Amortization and depreciation expense

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Amortization and depreciation	$6,935	$7,356
$ change	$(421)
% change	-6%

The decrease of $421 in amortization and depreciation expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a brand intangible asset that was fully amortized during 2022.

(Gain) loss from revaluation of contingent consideration

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
(Gain) loss from revaluation of contingent consideration	$(645)	$189
$ change	$(834)
% change	-441%

The decrease in the revaluation of contingent consideration for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was a result of a reduction in the contingent liability for Peninsula acquisition due to increase in the Company's share price as of September 30, 2023.

Loss (gain) on fair value of warrants and purchase option derivative asset

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Loss (gain) on fair value of warrants and purchase option derivative assets	$2,564	$(58,555)
$ change	$61,119
% change	-104%

The warrant liability was remeasured to fair value at September 30, 2023 using the Black-Scholes model. The Company recognized a loss of $2,564 during the nine months ended September 30, 2023 as a result of the rising share price from December 31, 2022, as compared to September 30, 2023.

The Preferred Share warrant liability expired during the nine months ended September 30, 2023. The purchase option derivative asset related to the option to purchase an additional 6.25% ownership of the Company's New Jersey partnership also expired during nine months ended September 30, 2023.

The warrant liability was remeasured to fair value at September 30, 2022 using the Black-Scholes model. The Company recognized a gain during the nine months ended September 30, 2022 as a result of the reduction of the Company's share price from December 31, 2021 as compared to September 30, 2022, as well as from warrants exercised during the nine months ended September 30, 2022. The combined impact resulted in a gain on fair value of warrants of $59,373. For the nine months ended September 30, 2022, the purchase option derivative asset related to the option to purchase an additional 6.25% of ownership of the Company's New Jersey partnership, were remeasured using the Monte Carlo simulation model and resulted in a loss of $818.

Finance and other expenses

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Finance and other expenses	$28,341	$29,563
$ change	$(1,222)
% change	-4%

The decrease of $1,222 in finance and other expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily due to a loss recorded from the indemnification asset release related to the acquisition of Apothecarium during nine months ended September 30, 2022.

Transaction and restructuring costs

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Transaction and restructuring costs	$392	$1,585
$ change	$(1,193)
% change	-75%

The decrease of $1,193 in transaction and restructering costs for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 relates primarily to the Gage Acquisition, which closed on March 10, 2022.

Unrealized and realized foreign exchange (gain) loss

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Unrealized and realized foreign exchange (gain) loss	$(175)	$624
$ change	$(799)
% change	-128%

The change in unrealized foreign exchange (gain) loss from a loss of $624 for the nine months ended September 30, 2022 to a gain of $175 for the nine months ended September 30, 2023 was a result of the Company's subsidiary TerrAscend Growth Corp, changing its functional currency to U.S. dollars from Canadian dollars in July 2023.

Provision for (benefit from) income taxes

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Provision for (benefit from) income taxes	$32,655	$(25,602)
$ change	$58,257
% change	-228%

The change in provision for (benefit from) income taxes from a $25,602 benefit for the nine months ended September 30, 2022 as compared to a provision for income taxes of $32,655 for the nine months ended September 30, 2023 was primarily driven by the decrease in pre-tax loss for 2023 as a result of the impairment of Gage Growth Corp in 2022.

Liquidity and Capital Resources

	September 30, 2023	December 31, 2022
	$	$
Cash and cash equivalents	25,410	26,158
Restricted Cash	606	605
Current assets	107,214	121,993
Non-current assets	627,452	579,594
Current liabilities	146,380	137,905
Non-current liabilities	303,504	242,511
Working capital	(39,166)	(15,912)
Total shareholders' equity	284,782	321,171

The calculation of working capital provides additional information and is not defined under GAAP. TerrAscend defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Liquidity and going concern

At September 30, 2023, TerrAscend had an accumulated deficit of $662,075. During the three and nine months ended September 30, 2023, TerrAscend incurred a net loss from continuing operations of $8,439 and $40,472, respectively. Additionally, as of September 30, 2023 the Company’s current liabilities exceed its current assets. Therefore, it is possible that the Company may need additional capital to continue to fund its operations.

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

Since its inception, TerrAscend's primary sources of capital have been through the issuance of equity securities or debt facilities, and TerrAscend has received aggregate net proceeds from such transactions totaling $654,250 as of September 30, 2023.

TerrAscend expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

The Company has $208,874 in principal amounts of loans payable at September 30, 2023. Of this amount, $18,448 are due within the next twelve months.

TerrAscend has entered into leases for certain premises and offices for which it owes monthly lease payments. TerrAscend has $99,003 in lease obligations. Of this amount, $9,948 are due in the next twelve months. Additionally, TerrAscend makes monthly payments on financing obligations on one of its real estate properties with $971 payable, $181 of which is due in the next twelve months.

TerrAscend's undiscounted contingent consideration payable is $6,446 at September 30, 2023. The contingent consideration payable relates to TerrAscend's business acquisitions of the Apothecarium, State Flower, and Peninsula. Those payments are due in the next twelve months, with the exception of Peninsula.

During the year ended December 31, 2020, TerrAscend expensed $7,500 related to amounts payable to an entity controlled by the minority shareholders of TerrAscend NJ pursuant to services surrounding the granting of certain licenses. The final payment of $3,750 was made in July 2023.

At September 30, 2023, the Company had accounts payable and accrued liabilities of $51,032 and corporate income taxes payable of $58,707.

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

On June 8, June 15, and June 29, 2023, WBD Holding PA made repayments of principal in the amounts of $7,896, $442, and $28,236, respectively.

On June 22, 2023, WDB Holding PA further agreed to an amendment among other things, to (i) extend the next test date for the interest coverage ratio from June 30, 2023 to September 30, 2023, and (ii) amend the terms for which WDB Holding PA may incur certain indebtedness and liens. There is $78,427 of principal amounts outstanding at September 30, 2023.

On October 2, 2023, TerrAscend completed a prepayment of the Ilera Term Loan of $1,500 at the original prepayment price of 103.22% to par.

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

On November 29, 2022, TerrAscend Growth Corp. repaid $30,000 outstanding principal amount on the Original Gage Term Loan. On November 30, 2022, the remaining loan principal amount of $25,000 on the Original Gage Term Loan was amended (the "Amended Gage Term Loan"). The Amended Gage Term Loan bears interest on $25,000 at a per annum rate equal to the greater of (i) the U.S. "prime rate" plus 6.00%, and (ii) 13.0% and matures on November 1, 2024. Commencing on May 31, 2023, TerrAscend Growth Corp will make monthly principal repayments of 0.40% of the aggregate principal amount outstanding. Additionally, the unpaid principal amount of the loan shall bear paid in kind interest at a rate of 1.50% per annum. No prepayment fees are owed if TerrAscend Growth Corp voluntarily prepays the loan after 18 months. If such prepayment occurs prior to 18 months, a prepayment fee equal to all of the interest on the loans that would be due after the date of such prepayment, is owed. Under the Amended Gage Term Loan, TerrAscend has the ability to borrow incremental term loans of $30,000 at the option of TerrAscend and subject to consents from the required lenders. The additional $30,000 incremental term loans available under the amendment have not been drawn as of December 31, 2022. This loan represents a loan syndication, and therefore TerrAscend assessed each of the lenders separately under ASC 470 Debt to determine if this represents a modification, or an extinguishment of debt. For three of the four remaining lenders, it was determined that this was a modification. For the remaining lender, it was determined that this represented an extinguishment of debt and therefore the fees paid to the lenders on modification were expensed. As a result of this transaction, TerrAscend expensed $1,907 of fees paid to the lenders and third parties as they did not meet the criteria for capitalization under ASC 470 Debt.

Additionally, the Gage Acquisition included a loan payable to a former owner of a licensed entity with an acquisition date fair value of $2,683, and a promissory note with an acquisition date fair value of $4,065. The loan payable to the former owner bears interest at a rate of 0.2%. The promissory note bears interest at a rate of 6%. There is $2,979 of principal amounts outstanding at September 30, 2023 on the loan payable and promissory note.

On June 9, 2023, TerrAscend Growth Corp. agreed to an amendment among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein) and (ii) to permit certain indebtedness and waive certain tax provisions.

This amendment was not considered extinguishment of debt under ASC 470 Debt.

Pinnacle Loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory note matures on June 30, 2023 and bears interest rates of 6%. On June 27, 2023, Spartan Partners Properties, LLC, agreed to an amendment among other things, to extend the obligation date of the loan until December 1, 2023. There is $5,582 of principal amounts outstanding at September 30, 2023 on the two promissory notes.

Pelorus Term Loan

On October 11, 2022, subsidiaries of TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan ("Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan bears interest at a variable rate tied to the one month secured overnight financing rate (SOFR), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months. The base rate is defined as, on any day, the greatest of (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by TerrAscend, TerrAscend USA Inc. and certain other subsidiaries of TerrAscend and secured by all of the assets of TerrAscend's Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey, but excludes all MD dispensaries. The Pelorus Term Loan matures on October 11, 2027. There is $45,478 of principal amounts outstanding at September 30, 2023.

On April 17, 2023, TerrAscend NJ, LLC agreed to an amendment among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein), and (ii) to waive certain tax provisions. On June 22, 2023, TerrAscend NJ, LLC further agreed to an amendment to permit certain indebtedness.

This amendment was not considered extinguishment of debt under ASC 470 Debt.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its AMMD dispensary in Cumberland, Maryland. The Company was required to hold $5,000 on deposit in a restricted account, of which $2,500 of the restricted cash was released on July 28, 2023 upon meeting certain criteria pursuant to the terms of the Stearns Loan. The loan carries an interest rate of prime plus 2.25% and matures in December 2024. The proceeds from the loan were used to pay down the Company's higher interest rate debt, thereby lowering the Company's overall interest expense. There is $24,913 of principal amounts outstanding at September 30, 2023.

Maryland Acquisition Loans

On June 28, 2023, related to the acquisition of Peninsula, the Company assumed existing indebtedness in the form of a promissory note in the amount of $7,698, which matures on June 28, 2025. The promissory note carries an interest rate of 8.25%. The Company will make monthly payments of principal and interest totaling $157 beginning on July 28, 2023. The Company is required to make a mandatory prepayment of 50% of the outstanding principal balance on January 28, 2025. The consideration for the Peninsula acquisition also included a promissory note in the amount of $3,927. The promissory note carries an interest of 7.25% and is payable in twelve quarterly installments, maturing on June 28, 2026.

On June 30, 2023, related to the acquisition of Blue Ridge, the Company entered into a promissory note in the amount of $3,750 payable in four quarterly installments of accrued interest commencing on September 30, 2023 and twelve equal quarterly installments of principal and accrued interest commencing on September 30, 2024. The remaining amount of the principal and accrued interest is due on June 30, 2027, the maturity date. The promissory note carries an interest rate of 7.0%.

On July 10, 2023, related to the acquisition of Herbiculture, the Company entered into a promissory note in the amount of $5,250. The promissory note carries a fixed interest rate of 10.50%. Commencing on September 30, 2023, and thereafter until December 31, 2024, all accrued interest during such quarter will be added to the outstanding principal balance on the last day of each fiscal quarter. Beginning on March 31, 2025, and thereafter until March 31, 2026, only interest payments will be due on the last day of each fiscal quarter. The entire outstanding balance of the principal and accrued interest is due on June 30, 2026, the maturity date of the note.

There is $20,991 of principal amounts outstanding at September 30, 2023 on the promissory notes.

Class A Share of TerrAscend Growth

As a part of the Reorganization (Note 3), TerrAscend Growth Corp. issued $1 million of Class A shares with a 20% guaranteed annual dividend. Under the Subscription Agreement, TerrAscend Growth Corp holds a call right to repurchase all of the Class A Shares, at any time, issuable to the holder of Class A shares and the holder of Class A shares is granted a put right that is exercisable at any time following the five-year anniversary of the closing of the investment. The instrument is considered as a debt due to the economic characteristics and risks. There is $1,000 of principal amounts outstanding at September 30, 2023.

IHC Real Estate LP Loan

On June 26, 2023, the Company bought out the minority interest in IHC Real Estate LP and entered into a promissory note of $7,500. The promissory note carries an interest rate of 15% and matures on January 15, 2024. On June 28, 2023 and July 31, 2023, the Company made a payment of $1,500 and $1,000, respectively. There is $5,000 of principal amounts outstanding at September 30, 2023.

Cash Flows

Cash flows provided by (used in) operating activities

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by (used in) operating activities	$18,052	$(33,431)

The increase of $51,483 in net cash provided by operating activities for the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022 is due primarily to an increase in income from operations, lower interest, reduced tax payments, partially offset by an increase in working capital.

Cash flows used in investing activities

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash used in investing activities	$(13,292)	$(12,582)

The net cash used in investing activities for the nine months ended September 30, 2023 primarily relates to the cash paid for the acquisition of four dispensaries in Maryland. Additionally, the Company increased the investment in property and equipment by $6,224 during the nine months ended September 30, 2023. The Company also paid the success fee of $3,750 related to Alternative Treatment Center licenses issued by the New Jersey Department of Health during nine months ended September 30, 2023. These investments were partially offset by proceeds from the sale of the Company's Canadian facility of $14,285.

In comparison, the net cash used in investing activities for the nine months ended September 30, 2022 primarily relates to investments in property and equipment of $24,678, related to the buildout of a cultivation site in Maryland, continuing renovations at the Company's Pennsylvania cultivation site, as well as the continued buildout of the Company's Lodi alternative treatment center in New Jersey. Additionally, the Company had investments in intangible assets of $1,330, primarily related to adult use licenses in New Jersey. The cash used in investing activities was offset by cash inflows of $16,227 related to the cash acquired through the Gage Acquisition, offset by net cash paid for consideration for the Pinnacle Acquisition.

Cash flows (used in) provided by financing activities

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash (used in) provided by financing activities	$(2,983)	$5,537

Net cash used in financing activities for the nine months ended September 30, 2023 was primarily due to loan principal paid of $46,029 and distributions to minority partners of $6,966 and offset by the cash inflow of transfer with recourse of Employee Retention Credit of $12,677, net proceeds from the commercial loan with Stearns bank of $23,869, and net proceeds from private placements of $21,260.

Net cash provided by financing activities for the nine months ended September 30, 2022, ws primarily due to the exercise of warrants for total proceeds of $23,797 and stock options for total gross proceeds of $361. The cash provided by financing activities was partially offset by payments of contingent consideration related to the acquisition of State Flower of $6,630, loan principal payments of $6,088, loan amendment fees paid on the modification of the Ilera term loan and the Gage senior secured term loan of $2,309, tax distributions paid on behalf of the partners of the New Jersey operations of $1,436, and distributions to non-controlling interests of $1,237.

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

EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2023 and 2022:

		For the Three Months Ended		For the Nine Months Ended

	Notes	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss		$(8,671)	$(310,985)	$(44,916)	$(312,829)
Loss from discontinued operations		232	10,424	4,444	15,377
Loss from continuing operations		(8,439)	(300,561)	(40,472)	(297,452)

Add (deduct) the impact of:
Provision for income taxes		13,543	(34,033)	32,655	(25,602)
Finance expenses		10,203	10,347	26,041	25,759
Amortization and depreciation		5,417	6,560	15,179	17,578
EBITDA from continuing operations	(a)	20,724	(317,687)	33,403	(279,717)
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	—	415	—	2,770
Non-cash write downs of inventory	(c)	—	—	—	5,894
Vape recall	(d)	—	—	—	2,965
Share-based compensation	(e)	1,775	2,705	5,469	10,524
Impairment of goodwill and intangible assets	(f)	—	331,242	—	331,242
(Gain) loss from revaluation of contingent consideration	(g)	(645)	36	(645)	189
Other one-time items	(h)	998	1,311	5,287	4,209
Employee Retention Credits Transfer Fee	(i)	—	—	2,236	—
Loss on lease termination and derecognition of ROU asset	(j)	—	—	205	—
Loss (gain) on fair value of warrants and purchase option derivative asset	(k)	3,217	(5,497)	2,564	(58,555)
Indemnification asset release	(l)	—	—	—	3,973
Impairment of property and equipment	(m)	—	(81)	345	848
Gain on disposal of fixed assets	(n)	(1,879)	—	(1,879)	—
Unrealized and realized loss (gain) on investments	(o)	5	(231)	2,365	3
Unrealized and realized foreign exchange (gain) loss	(p)	(43)	583	(175)	624
Adjusted EBITDA from continuing operations		$24,152	12,796	$49,175	$24,969

TerrAscend calculates adjusted gross profit by adjusting gross profit for the one-time relief of fair value of inventory upon acquisition, non-cash write downs of inventory, vape recall, and other one-time adjustments to gross profit as TerrAscend does not believe that these impacts are reflective of ongoing operations. The table below reconciles gross profit to adjusted gross profit for the three and nine months ended September 30, 2023 and 2022:

		For the Three Months Ended		For the Nine Months Ended
	Notes	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross profit		$47,805	$31,131	$117,931	$70,706
Add (deduct) the impact of:
Relief of fair value upon acquisition	(b)	—	415	—	2,770
Non-cash write downs of inventory	(c)	—	—	—	5,894
Vape recall	(d)	—	—	—	2,965
Other one time adjustments to gross profit	(q)	—	—	94	238
Adjusted gross profit		$47,805	$31,546	$118,025	$82,573

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
d)
On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall the Company recorded sales returns of $nil and $1,040 and write-downs of inventory of $nil and $1,925 for the three and nine months ended September 30, 2022, respectively
e)
Represents non-cash share-based compensation expense.
f)
Represents impairment charges taken on the Company's intangible assets and goodwill.
g)
Represents the revaluation of TerrAscend’s contingent consideration liabilities.
h)
Includes one-time fees incurred in connection with TerrAscend’s acquisitions, such as expenses related to professional fees, consulting, legal, settlements, and accounting, that would otherwise not have been incurred. In addition, includes one-time charges for Sarbanes Oxley Act of 2022 implementation. These fees are not indicative of TerrAscend’s ongoing costs.
i)
Represents expenses associated with ERC transfer of assets with recourse.
j)
Represents loss taken as a result on the derecognition of right of use assets.
k)
Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the U.S. denominated preferred share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
l)
Represents the reduction to the indemnification asset related to the Apothecarium tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
m)
Represents impairment charges taken on TerrAscend's property and equipment, as well as write-downs of property and equipment.
n)
Represents (gain) loss taken on write-down of property and equipment.
o)
Represents unrealized and realized (gain) loss on fair value changes on strategic investments.
p)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
q)
Represents other one-time adjustments to gross profit that are not indicative of ongoing costs.

The increase in Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to implementation of adult use sales in New Jersey and Maryland along with the reduction of general and administrative expenses.

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

The Company will remain an emerging growth company until the earlier to occur of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of its initial public offering, (b) in which the Company has total annual gross revenue of $1,235,000 or more, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company's Common Stock that is held by non-affiliates exceeds $700,000 as of the last business day of the Company's most recent second fiscal quarter; and (ii) the date on which the Company has issued more than $1,000,000 in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the Company's disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, TerrAscend is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes that any ultimate liability would not have a material adverse effect on TerrAscend's consolidated balance sheets or results of operations. At September 30, 2023, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of TerrAscend's consolidated financial statements.

Item 1A. Risk Factors.

Investing in the Company's common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1.A. “Risk Factors” in the Company's Annual Report. The Company may disclose changes to risk factors or disclose additional factors from time to time in its future filings with the SEC. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may impair its business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2023, TerrAscend closed a private placement of approximately 250,000 senior unsecured convertible debentures at a price of $1,000 per debenture for total gross proceeds of approximately $250,000. Unless repaid or converted earlier, the outstanding principal and accrued and unpaid interest on the debentures will be due and payable 36 months following the closing of the debenture offering (the “Maturity Date”). Each debenture will bear interest at a rate of 9.9% per annum from the date of issuance, calculated and compounded semi-annually, and payable on the Maturity Date. Each holder may, at the option of the holder upon signing of the subscription agreement, elect to receive up to 4.95% per annum of such interest payable in cash on a semi-annual basis. Each debenture will be convertible into common shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Maturity Date, at a conversion price of $2.01. Holders converting their debentures will receive accrued and unpaid interest for the period from and including the date of the last interest payment date, to and including, the date of conversion. In connection with the terms of this debenture offering, TerrAscend agreed to make certain cash commission payments equal to an average rate of approximately 1% of the gross proceeds received by it based on the source of funds.

The securities issued in the private placement described above were offered and sold in reliance upon (i) the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and (ii) exemptions from the formal valuation and minority shareholder approval requirements of MI 61–101 contained in sections 5.5(a) and 5.7(1)(a) of MI 61–101 in respect of the Insider Participation as the fair market value (as determined under MI 61-101) of the Insider Participation in the private placement is below 25% of TerrAscend’s market capitalization (as determined in accordance with MI 61-101).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 9, 2023, the Company entered into an Amended and Restated Employment Agreement with Keith Stauffer (the “Stauffer A&R Agreement”), the Company’s Chief Financial Officer, which among other things, provides for the issuance of 300,000 restricted share units ("RSUs") in exchange for the surrender of stock options to purchase 300,000 shares of the Company's common stock taht were granted to Mr. Stauffer pursuant to his original employment agreement dated April 22, 2020. In addition, the Stauffer A&R Agreement provides for certain change of control provisions, including that in the event of a change of control, 100% of Mr. Stauffer’s unvested options and RSUs will accelerate and vest immediately. Mr. Stauffer’s employment is terminated without cause or for good reason within 12 months following a change of control, Mr. Stauffer will be entitled to two times his Severance Pay (as defined in the Stauffer A&R Agreement), two times his COBRA Cash Stipend (as defined in the Stauffer A&R Agreement) and, if not yet paid, his full bonus for the prior calendar year and full bonus for the current calendar year. The foregoing description of the Stauffer A&R Agreement is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit		Description of Exhibit Incorporated Herein by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.3	11/2/2021
10.1#	Amended and Restated Employment Agreement, dated November 9, 2023, by and between TerrAscend USA, Inc, and Keith Stauffer.					X

10.2#	Amended and Restated Employment Agreement, dated May 11, 2023, by and between TerrAscend USA, Inc, and Lynn Gefen.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerrAscend Corp.

Date: November 9, 2023	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer (Principal Financial Officer)