Form 10-Q
period 2024-03-31
TerrAscend Corp.
filed 2024-05-09
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 291,507,430 common shares, $0.01 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	1
	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023	2
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2024 and 2023 Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		36

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that TerrAscend Corp. (the "Issuer") believes are, or may be considered to be, “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of the industry in which the Issuer, its subsidiaries, TerrAscend Growth Corp. ("TerrAscend") and its subsidiaries (collectively, the "Company") operate or the Company's prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "can", “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to:

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
•
the Company’s ability to integrate and operate the assets it acquires or may acquire in the future;
•
the Company's ability to protect its intellectual property;
•
the outcome of litigation to which the Company is party;
•
the possibility that the Company's products may be subject to product recalls and returns; and
•
other risks and uncertainties, including those listed under the section titled "Risk Factors" in this Quarterly Report.

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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States relating to cannabis operations in the United States; and those discussed under Item 1A – “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 and this Quarterly Report on Form 10-Q. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$22,664	$22,241
Restricted cash	3,110	3,106
Accounts receivable, net	17,013	19,048
Investments	1,965	1,913
Inventory	49,199	51,683
Prepaid expenses and other current assets	3,704	4,898
	97,655	102,889
Non-Current Assets
Property and equipment, net	194,256	196,215
Deposits	284	337
Operating lease right of use assets	41,488	43,440
Intangible assets, net	214,060	215,854
Goodwill	106,929	106,929
Other non-current assets	867	854
	557,884	563,629
Total Assets	$655,539	$666,518

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$49,673	$49,897
Deferred revenue	4,510	4,154
Loans payable, current	133,668	137,737
Contingent consideration payable, current	1,490	6,446
Operating lease liability, current	1,816	1,244
Lease obligations under finance leases, current	2,079	2,030
Corporate income tax payable	5,143	4,775
Other current liabilities	737	717
	199,116	207,000
Non-Current Liabilities
Loans payable, non-current	58,409	61,633
Operating lease liability, non-current	43,967	45,384
Lease obligations under finance leases, non-current	383	407
Derivative liability	6,075	5,162
Convertible debt	7,682	7,266
Deferred income tax liability	16,919	17,175
Contingent consideration payable, non-current	1,424	—
Liability on uncertain tax position and other long term liabilities	89,455	81,751
	224,314	218,778
Total Liabilities	423,430	425,778
Commitments and Contingencies
Shareholders' Equity
Share Capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,350 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common shares, no par value, unlimited shares authorized; 291,284,814 and 288,327,497 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	945,825	944,859
Accumulated other comprehensive income	2,197	1,799
Accumulated deficit	(717,398)	(704,162)
Non-controlling interest	1,485	(1,756)
Total Shareholders' Equity	232,109	240,740
Total Liabilities and Shareholders' Equity	$655,539	$666,518

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Revenue, net	80,633	69,398

Cost of Sales	41,902	35,498

Gross profit	38,731	33,900

Operating expenses:
General and administrative	28,008	27,730
Amortization and depreciation	2,215	2,029
Impairment of property and equipment and right of use assets	2,438	335
Total operating expenses	32,661	30,094

Income from operations	6,070	3,806

Other (income) expense
Loss from revaluation of contingent consideration	1,393	—
Loss (gain) on fair value of warrants and purchase option derivative assets	983	(438)
Finance and other expenses	8,589	10,087
Transaction and restructuring costs	—	3
Unrealized and realized foreign exchange loss (gain)	285	(31)
Unrealized and realized loss on investments	—	699
Loss from continuing operations before provision for income taxes	(5,180)	(6,514)
Provision for income taxes	9,671	12,664
Net loss from continuing operations	$(14,851)	$(19,178)

Discontinued operations:
Loss from discontinued operations, net of tax	$—	$(3,591)
Net loss	$(14,851)	$(22,769)

Foreign currency translation adjustment	(398)	347
Comprehensive loss	$(14,453)	$(23,116)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(17,055)	$(21,364)
Non-controlling interests	$2,204	$2,186

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(16,657)	$(25,302)
Non-controlling interests	$2,204	$2,186

Net loss per share
Net loss per share - basic:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$—	$(0.01)
Net loss per share - basic	$(0.06)	$(0.09)
Weighted average number of outstanding common shares	290,618,567	267,211,093

Net loss per share - diluted:
Continuing operations	$(0.06)	$(0.08)
Discontinued operations	$—	$(0.01)
Net loss per share - diluted	$(0.06)	$(0.09)
Weighted average number of outstanding common shares, assuming dilution	290,618,567	267,211,093

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	364,769,739	$944,859	$1,799	$(704,162)	$(1,756)	$240,740
Shares issued - stock options, warrant and RSU exercises	69,229	—	—	—	69,229	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,485	—	—	—	1,485
Options and warrants expired/forfeited	—	—	—	—	—	(3,819)	—	3,819	—	—
Capital distributions	—	—	—	—	—	—	—	—	(337)	(337)
Acquisition of non-controlling interest	2,888,088	—	—	—	2,888,088	3,300	—	—	1,374	4,674
Net loss for the period	—	—	—	—	—	—	—	(17,055)	2,204	(14,851)
Foreign currency translation adjustment	—	—	—	—	—	—	398	—	—	398
Balance at March 31, 2024	291,284,814	63,492,038	12,350	600	367,727,056	$945,825	$2,197	$(717,398)	$1,485	$232,109

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2022	259,624,531	76,996,538	12,608	600	349,829,273	$934,972	$2,085	(618,260)	2,374	$321,171
Shares issued - stock options, warrant and RSU exercises	392,846	—	—	—	392,846	81	—	—	—	81
Shares, options and warrants issued - acquisitions	471,681	—	—	—	471,681	743	—	—	—	743
Shares, options and warrants issued - legal settlement	402,185	—	—	—	402,185	593	—	—	—	593
Shares issued- conversion	13,762,500	(13,504,500)	(258)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,713	—	—	—	1,713
Options and warrants expired/forfeited	—	—	—	—	—	(1,698)	—	1,698	—	—
Capital contribution	—	—	—	—	—	—	—	—	(1,884)	(1,884)
Net loss for the period	—	—	—	—	—	—	—	(24,955)	2,186	(22,769)
Foreign currency translation adjustment	—	—	—	—	—	—	(347)	—	—	(347)
Balance at March 31, 2023	274,653,743	63,492,038	12,350	600	351,095,985	$936,404	$1,738	$(641,517)	$2,676	$299,301

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operating activities
Net loss from continuing operations	$(14,851)	$(19,178)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash adjustments of inventory	—	797
Accretion expense	5,875	4,763
Depreciation of property and equipment and amortization of intangible assets	5,000	4,771
Amortization of operating right-of-use assets	716	454
Share-based compensation	1,485	1,713
Deferred income tax expense	(256)	1,446
Loss (gain) on fair value of warrants and purchase option derivative	983	(438)
Gain on disposal of fixed assets	—	307
Loss from revaluation of contingent consideration	1,393	—
Impairment of property and equipment and right of use assets	2,438	—
Loss on derecognition of right of use assets and lease termination	—	205
Bad debt expense	67	—
Unrealized and realized foreign exchange loss (gain)	285	(31)
Unrealized and realized loss on investments	—	699
Changes in operating assets and liabilities
Receivables	1,954	773
Inventory	2,476	(4,969)
Prepaid expense and other current assets	1,189	1,203
Deposits	—	97
Other assets	(12)	(131)
Accounts payable and accrued liabilities and other payables	(3,511)	6,882
Operating lease liability	(670)	(473)
Other liability	(537)	(14)
Uncertain tax position liabilities	8,503	—
Corporate income tax payable	368	11,773
Deferred revenue	356	(195)
Net cash provided by operating activities- continuing operations	13,251	10,454
Net cash used in operating activities - discontinued operations	—	(2,020)
Net cash provided by operating activities	13,251	8,434

Investing activities
Investment in property and equipment	(2,796)	(2,497)
Investment in intangible assets	(127)	(14)
Principal payments received on lease receivable	—	111
Success fees related to ATC and other investment	—	738
Payment for land contracts	(250)	(308)
Cash portion of consideration paid in acquisitions, net of cash of acquired	(250)	(9,611)
Net cash used in investing activities - continuing operations	(3,423)	(11,581)
Net cash provided investing activities - discontinued operations	—	—
Net cash used in investing activities	(3,423)	(11,581)

Financing activities
Transfer of Employee Retention Credit	—	12,677
Proceeds from loan payable, net of transaction costs	3,137	—
Proceeds from options and warrants exercised	—	81
Loan principal paid	(12,215)	(1,204)
Capital distributions paid to non-controlling interests	(337)	(1,884)
Payments made for financing obligations and finance lease	(184)	(157)
Net cash (used in) provided by financing activities- continuing operations	(9,599)	9,513
Net cash used in financing activities- discontinued operations	—	(115)
Net cash (used in) provided by financing activities	(9,599)	9,398

Net increase in cash and cash equivalents and restricted cash during the period	229	6,251
Net effects of foreign exchange	198	523
Cash and cash equivalents and restricted cash, beginning of the period	25,347	26,763
Cash and cash equivalents and restricted cash, end of the period	$25,774	$33,537

Supplemental disclosure with respect to cash flows
Income taxes paid (refund received)	$1,013	$(551)
Interest paid	$6,264	$2,456
Lease termination fee paid	$163	$—
Non-cash transactions
Equity and warrant liability issued for acquisitions and non-controlling interest	$4,674	$750
Shares issued for Canopy USA arrangement	$—	$593
Accrued capital purchases	$1,253	$555

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
Basis of presentation

These unaudited interim condensed consolidated financial statements included herein (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the year ended December 31, 2024, or any other interim or future periods.

The accompanying Consolidated Financial Statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein. At March 31, 2024, the Company had an accumulated deficit of $717,398. During the three months ended March 31, 2024, the Company incurred a net loss from continuing operations of $14,851. Additionally, as of March 31, 2024 the Company’s current liabilities exceeded its current assets due

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

to loans maturing within the current year. Therefore, the Company expects that it may need to refinance this debt or access additional capital to continue to fund its operations.

The aforementioned indicators raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the issuance of these Consolidated Financial Statements. The Company believes this concern is mitigated by steps it has taken, or intends to take to improve its operations and cash position, including: (i) identifying access to future capital required to pay down or refinance the Company’s maturing debt, (ii) improved cashflow growth from the Company's consolidated operations, particularly TerrAscend's operations in New Jersey and most recently Maryland with conversion to adult-use sales, and (iii) various cost and efficiency improvements. The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts of and classification of liabilities that may result should the Company be unable to continue as a going concern.

The accompanying Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2023 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the "SEC") on March 14, 2024 (the "Annual Report). There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting policies of the Company’s audited consolidated financial statements for the year ended December 31, 2023 in the Company's Annual Report.

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

Subsequent to the Reorganization, all operations in the United States have a functional currency of the U.S. dollar ("USD"). Canadian operations continue to have a functional currency of the Canadian dollar ("CAD").

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

The Issuer determined that TerrAscend is a VIE, as all of the Company’s U.S. activities continue to be conducted on behalf of the Company which has disproportionately few voting rights. After conducting an analysis of the following VIE factors; purpose and design

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

of the VIE, the Protection Agreement in place, the structure of the Company's board of directors (the "Board"), and substantive kick-out rights of the holders of the Class A Shares, it was determined that the Company has the power to direct the activities of TerrAscend. In addition, given the structure of the Class A Shares where all of the losses and substantially all of the benefits of TerrAscend are absorbed by the Company, the Company consolidates as the primary beneficiary in accordance with Accounting Standards Codification ("ASC") 810, Consolidation.

The Company's U.S. operations are consolidated through the VIE model. Therefore, substantially all of the Company's current assets, non-current assets, current liabilities and non-current liabilities are consolidated through the VIE model. The Company's assets and liabilities that are not consolidated through the VIE model include convertible debt, and derivative liability. The Company also consolidates a minimal amount of assets and liabilities within Canada. See Note 21 for more information.

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	March 31, 2024	December 31, 2023
Trade receivables	$26,535	$28,403
Sales tax receivable	515	408
Other receivables	887	1,154
Provision for current expected credit losses	(10,924)	(10,917)
Total receivables, net	$17,013	$19,048

	March 31, 2024	December 31, 2023
Trade receivables	$26,535	$28,403
Less: provision for current expected credit losses	(10,924)	(10,917)
Total trade receivables, net	$15,611	$17,486

Of which
Current	12,110	13,799
31-90 days	2,545	2,837
Over 90 days	11,880	11,767
Less: current expected credit losses	(10,924)	(10,917)
Total trade receivables, net	$15,611	$17,486

The over 90 days aged balance relates mainly to one customer which was deemed uncollectible.

5.
Acquisitions

Contingent consideration

The balances of the Company's contingent considerations are as follows:

	State Flower	Apothecarium	Peninsula	Total
Carrying amount, December 31, 2023	$1,406	$3,028	$2,012	$6,446
Reduction of contingent consideration	(1,334)	(3,591)	—	(4,925)
Loss (gain) on revaluation of contingent consideration	519	1,396	(522)	1,393
Carrying amount, March 31, 2024	$591	$833	$1,490	$2,914
Less: current portion	—	—	(1,490)	(1,490)
Non-current contingent consideration	$591	$833	$—	$1,424

During the three months ended March 31, 2024, the Company issued an aggregate of 2,888,088 Common Shares and paid $250 of cash to the sellers of its previously-acquired State Flower and The Apothecarium businesses. The issuance of Common Shares fully settled the previously owing contingent consideration balances. The Company provided a price protection on the Common Shares issued. The remaining balance recorded as at March 31, 2024 relates to the fair value of the price protection clause using the Black-Scholes Option Pricing Model ("Black-Scholes Model")

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	March 31, 2024	December 31, 2023
Raw materials	$730	$378
Finished goods	17,650	18,821
Work in process	27,559	28,451
Accessories, supplies and consumables	3,260	4,033
	$49,199	$51,683

7.
Discontinued operations

TerrAscend Canada operated out of a 67,300 square foot facility located in Mississauga, Ontario and was licensed to cultivate, process and sell cannabis for medical and adult-use purposes. These licenses allowed for sales of dried cannabis, cannabis oil and extracts, topicals, and edibles. The Company ceased operations at TerrAscend Canada’s manufacturing facility during the three months ended December 31, 2022. As such, TerrAscend Canada's Licensed Producer (as such term is defined in the Cannabis Act) results are presented in discontinued operations.

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the operations disposed. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to the Canadian Licensed Producer business. The results of discontinued operations were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Revenue, net	$—	$—

Cost of Sales	—	—

Gross profit	—	—

Operating expenses:
General and administrative	—	301
Amortization and depreciation	—	48
Impairment of property and equipment	—	3,064
Total operating expenses	—	3,413

Loss from discontinued operations	—	(3,413)
Other expense
Finance and other expenses	—	178
Net loss from discontinued operations	$—	$(3,591)

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

8.
Property and equipment

Property and equipment consisted of:

	March 31, 2024	December 31, 2023
Land	$6,129	$6,103
Assets in process	26,085	24,211
Buildings & improvements	150,673	151,989
Machinery & equipment	35,869	35,370
Office furniture & equipment	9,084	9,066
Assets under finance leases	2,362	2,362
Total cost	230,202	229,101
Less: accumulated depreciation	(35,946)	(32,886)
Property and equipment, net	$194,256	$196,215

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

As of March 31, 2024 and December 31, 2023, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $3,037 for the three months ended March 31, 2024 ($2,061 included in cost of sales) and $3,257 for the three months ended March 31, 2023 ($2,017 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,177	$(1,217)	$960
Licenses	187,759	(21,631)	166,128
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	190,216	(23,128)	167,088
Indefinite lived intangible assets
Brand intangibles	46,972	—	46,972
Total indefinite lived intangible assets	46,972	—	46,972
Intangible assets, net	$237,188	$(23,128)	$214,060

At December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,050	$(720)	$1,330
Licenses	186,624	(20,216)	166,408
Brand intangibles	1,144	(1,144)	—
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	190,098	(22,360)	167,738
Indefinite lived intangible assets
Brand intangibles	48,116	—	48,116
Total indefinite lived intangible assets	48,116	—	48,116
Intangible assets, net	$238,214	$(22,360)	$215,854

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Amortization expense was $1,941 for the three months ended March 31, 2024 ($724 included in cost of sales) and $1,514 for the three months ended March 31, 2023 ($725 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2024	$5,257
2025	6,835
2026	6,820
2027	6,740
2028	6,740

As of March 31, 2024, the weighted average amortization period remaining on intangible assets was 27.3 years.

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2023	$106,929
Additions at acquisition date	-
Impairment of goodwill	-
Balance at March 31, 2024	$106,929

10.
Loans payable

The Company's loans payable consisted of the following:

	March 31, 2024	December 31, 2023
Chicago Atlantic term loan due November 2024
Principal amount	$24,404	$24,611
Deferred financing cost	—	—
Net carrying amount	$24,404	$24,611

Ilera term loan due December 2024
Principal amount	$72,127	$76,927
Deferred financing cost	(2,340)	(3,191)
Net carrying amount	$69,787	$73,736

Stearns loan due December 2024
Principal amount	$24,721	$24,809
Deferred financing cost	(611)	(791)
Net carrying amount	$24,110	$24,018

Pelorus term loan due October 2027
Principal amount	$45,478	$45,478
Deferred financing cost	(1,413)	(1,490)
Net carrying amount	$44,065	$43,988

Maryland Acquisition loans (1)
Principal amount	$19,495	$19,873
Unamortized discount	(1,229)	(1,403)
Net carrying amount	$18,266	$18,470

Other loans	$2,322	$2,698

Short-term debt	$9,123	$11,849
Current portion of long-term debt	$124,545	125,888
Loans payable, current	$133,668	137,737

Loans payable, non-current	$58,409	$61,633
Total loans payable	$192,077	$199,370

(1) For maturity breakout, refer to Maryland Acquisition Loans section below.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Total interest paid on all loan payables was $6,264 for the three months ended March 31, 2024, and $2,456 for the three months ended March 31, 2023. The Company had accrued interest on loans payable of $3,064 and $3,491 as of March 31, 2024 and December 31, 2023, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Chicago Atlantic Term Loan

In connection with the acquisition of Gage Growth on March 10, 2022 (the "Gage Acquisition"), the Company assumed a senior secured term loan that was amended to provide an amount of $25,000 (the “Chicago Atlantic Term Loan”) bearing an interest rate equal to the greater of (i) the U.S. "prime rate" plus 6.00%, and (ii) 13.0% and matures on November 1, 2024. The Chicago Atlantic Loan was secured by a first lien on all Gage Growth assets.

As of March 31, 2024, there was an outstanding principal amount of $24,404 under the Chicago Atlantic Term Loan.

Ilera Term Loan

On December 18, 2020, WDB Holding PA, a subsidiary of TerrAscend, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 ("Ilera Term Loan"). The Ilera Term Loan is solely secured by the Company’s Pennsylvania-based Ilera Healthcare LLC (“Ilera”). The Ilera Term Loan bears interest at 12.875% matures on December 17, 2024.

On January 2, 2024, the Company completed a prepayment of the Ilera Term Loan of $4,800 at the prepayment price of 100% to par. Subsequent to March 31, 2024, the Company made a prepayment of $3,200 of the Ilera Term Loan, at the prepayment price of 100% to par. In accordance with ASC 470, Debt, these amendments were not considered extinguishment of debt.

As of March 31, 2024, there was an outstanding principal amount of $72,127 under the Ilera Term Loan.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its Allegany Medical Marijuana Dispensary ("AMMD") dispensary in Cumberland, Maryland ("Stearns Loan"). The Stearns Loan bears an interest rate of prime plus 2.25% and matures on December 26, 2024.

As of March 31, 2024, there was an outstanding principal amount of $24,721 under the Stearns Loan.

Pelorus Term Loan

On October 11, 2022, subsidiaries of, TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan (the “Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan is based on a variable rate tied to the one month Secured Overnight Financing Rate ("SOFR"), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months and matures on October 11, 2027. The base rate is defined as, on any day, the greatest of: (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month Secured Overnight Financing Rate ("SOFR") in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA and certain other subsidiaries of TerrAscend and are secured by all of the assets of TerrAscend's Maryland and New Jersey businesses, including certain real estate in Maryland and New Jersey, but excludes all MD dispensaries

As of March 31, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Maryland Acquisition Loans

In connection with the acquisition Derby 1, LLC ("Peninsula"), Hempaid, LLC ("Blue Ridge"), and Herbiculture Inc. ("Herbiculture"), (collectively, the "Maryland Acquisitions"), the Company entered into promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.5% with maturities ranging from June 28, 2025 to June 30, 2027.

As of March 31, 2024, there was an outstanding principal amount of $19,495 under the Maryland Acquisition Loans.

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

As of March 31, 2024, there was an outstanding principal amount of $1,322 under the Stadium Ventures loan.

Class A Shares of TerrAscend Growth

In connection with the Reorganization (see Note 3), TerrAscend issued $1,000 of Class A shares with a 20% guaranteed annual dividend to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks

Short-Term Debt

The average dollar amount of short-term debt for the three months ended March 31, 2024 was $10,254 with a weighted-average interest rate of 16.69% as of March 31, 2024.

On January 15, 2024, the Company paid off the IHC Real Estate LP promissory note with a payment of $5,000.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

March 31, 2024
2024	$132,677
2025	7,942
2026	11,082
2027	44,483
2028	1,000
Thereafter	—
Total principal payments	$197,184

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 26 years. The Company had two finance leases at March 31, 2024 and December 31, 2023.

Amounts recognized in the consolidated balance sheet were as follows:

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$41,488	$43,440

Operating lease liability classified as current	1,816	1,244
Operating lease liability classified as non-current	43,967	45,384
Total operating lease liabilities	$45,783	$46,628

Finance leases:
Property and equipment, net	$2,073	$2,112

Lease obligations under finance leases classified as current	2,079	2,030
Lease obligations under finance leases classified as non-current	383	407
Total finance lease obligations	$2,462	$2,437

The Company recognized operating lease expense of $2,034 for the three months ended March 31, 2024 and $1,254 for the three months ended March 31, 2023.

Other information related to operating leases at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	12.5	12.5
Finance leases	2.0	1.2

Weighted-average discount rate
Operating leases	11.43%	11.43%
Finance leases	9.47%	9.47%

Supplemental cash flow information related to leases are as follows:

	March 31, 2024	December 31, 2023
Cash paid for amounts included in measurement of operating lease liabilities	$2,034	$6,264
Right-of-use assets obtained in exchange for operating lease obligations	—	16,603
Cash paid for amounts included in measurement of finance lease liabilities	32	153

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
2024	$5,513	$98	$5,611
2025	7,393	2,132	9,525
2026	7,158	134	7,292
2027	7,014	136	7,150
2028	6,852	80	6,932
Thereafter	56,206	—	56,206
Total lease payments	90,136	2,580	92,716
Less: interest	(44,353)	(118)	(44,471)
Total lease liabilities	$45,783	$2,462	$48,245

12.
Convertible Debt

The Company's convertible debt consisted of the following:

	March 31, 2024	December 31, 2023
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	(3,600)	(3,600)
Allocation to debt	6,498	6,498
Interest and accretion	1,184	768
Net carrying amount	$7,682	$7,266

The Company had accrued interest on convertible debt of $577 and $nil as of March 31, 2024 and December 31, 2023, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

13.
Shareholders' equity

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	23,330,542	818,927	$4.56	8.74
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2024	23,330,542	818,927	$4.45	8.49

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The weighted-average exercise price in the above table is denominated in a currency that is different from the functional currency of the Company and can influence the USD conversion.

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	3,590,334	—	$1.95	1.48
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2024	3,590,334	—	$1.95	1.23

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Stock options	$904	$1,260
Restricted share units	581	453
Total share-based payments	$1,485	$1,713

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2023	16,278,380	4.74	$3.35	$658
Granted	495,000	—	1.86	—
Exercised	—	—	—	—
Forfeited	(219,312)	—	1.67	—
Expired	(1,256,315)	—	2.55	—
Outstanding, March 31, 2024	15,297,753	5.64	$3.48	$1,917

Exercisable, March 31, 2024	10,437,578	4.25	$3.78	$636

Nonvested, March 31, 2024	4,860,175	8.63	$2.82	$1,281

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on March 31, 2024 and December 31, 2023, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on March 31, 2024 and December 31, 2023, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Common Shares on the exercise date and the price paid by the option holder to exercise the option) related to stock options exercised is presented below:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Exercised	$—	$551

The fair value of the various stock options granted were estimated using the Black-Scholes Model with the following assumptions:

	March 31, 2024	March 31, 2023
Volatility	77.70% - 77.79%	80.04% - 80.16%
Risk-free interest rate	3.18% - 3.50%	2.85% - 3.21%
Expected life (years)	10.01	10.01
Dividend yield	0.00%	0.00%
Forfeiture rate	26.11%	26.11%

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

The total estimated fair value of stock options that vested during the three months ended March 31, 2024 and 2023 was $3,395 and $4,263, respectively. As of March 31, 2024, there was $8,570 of total unrecognized compensation cost related to unvested options.

Restricted Share Units

The following table summarizes the activities for the RSUs for the three months ended March 31, 2024:

Number of RSUs
Outstanding, December 31, 2023	1,078,584
Granted	3,750
Vested	(82,365)
Forfeited	—
Outstanding, March 31, 2024	999,969

As of March 31, 2024, there was $2,232 of total unrecognized compensation cost related to unvested RSUs.

15.
Non-controlling interest

Non-controlling interest consists mainly of TerrAscend's minority ownership interest in TerrAscend's New Jersey operations.

On January 19, 2024, the Company reduced its non-controlling interest through the acquisition of the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The carrying amount of non-controlling interest was adjusted by $1,374 and recognized in additional paid in capital and attributed to the parent's equity holders.

The following table summarizes the non-controlling interest activity for the three months ended March 31, 2024:

	March 31, 2024	December 31, 2023
Opening carrying amount	$(1,756)	$2,374
Capital distributions	(337)	(11,622)
Acquisition of non-controlling interest	1,374	(1,323)
Net income attributable to non-controlling interest	2,204	8,815
Ending carrying amount	$1,485	$(1,756)

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

16.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At March 31, 2024, amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 10), which makes up $149 and $159 of the total loan principal balance at March 31, 2024 and December 31, 2023, respectively.
17.
Income taxes

The Company's effective tax rate was (186.7)% for the three months ended March 31, 2024 and (194.4)% for the three months ended March 31, 2023. As the Company operates in the cannabis industry, it is subject to Section 280E of the Internal Revenue Code of 1986, as amended (the "Code"), under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under the Code. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

The Company had an unrecognized tax benefits of $93,955 and $84,485 as of March 31, 2024 and December 31, 2023, respectively. The increase in uncertain tax positions is primarily due to legal interpretations that challenge the Company's tax liability under the Code (“280E Tax Position”). The Company believes that it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months due to its 280E Tax Position. Of the unrecognized tax benefits amounts, $11,537 and $10,459 as of March 31, 2024 and December 31, 2023, respectively, is unrelated to its 280E Tax Position.

Related to its 280E Tax Position, the Company has filed amended federal returns related to 2020 and 2021 and is in the process of completing various other federal and state amendments related to 2020, 2021 and 2022. The Company’s tax returns generally remain subject to examination by the U.S. Federal, U.S. State and non U.S. taxing authorities for years ending December 31, 2020 and forward.

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Office and general	$3,956	$4,004
Professional fees	3,061	3,373
Lease expense	1,820	1,244
Facility and maintenance	1,325	1,244
Salaries and wages	14,896	13,496
Share-based compensation	1,485	1,713
Sales and marketing	1,465	2,656
Total	$28,008	$27,730

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Retail	$53,858	$55,422
Wholesale	26,775	13,976
Total	$80,633	$69,398

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

For the three months ended March 31, 2024, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Interest and accretion	$8,872	$7,875
Employee retention credits and transfer fee	—	2,235
Other income	(283)	(23)
Total	$8,589	$10,087

21.
Segment information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

Geography

The Company has subsidiaries located in Canada and the United States. For the three months ended March 31, 2024, net revenue was primarily generated from sales in the United States. As a result of the Reorganization (Note 3), the Company consolidated its retail location in Canada and generated net revenue of $264 the three months ended March 31, 2024.

The Company had non-current assets by geography of:

	March 31, 2024	December 31, 2023
United States	$557,235	$562,854
Canada	649	775
Total	$557,884	$563,629

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

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of March 31, 2024. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants. Other than these items related to loans payable, the Company is not subject to externally imposed capital requirements.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At March 31, 2024			At December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$22,664	—	—	$22,241	—	—
Restricted cash	3,110	—	—	3,106	—	—
Total Assets	$25,774	—	—	$25,347	—	$—
Liabilities
Contingent consideration payable	—	2,914	—	—	2,012	4,434
Derivative liability	—	6,075	—	—	5,162	—
Total Liabilities	$—	$8,989	$—	$—	$7,174	$4,434

There were no transfers between the levels of fair value hierarchy during the three months ended March 31, 2024.

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

Level 2

The following table summarizes the changes in the derivative liability for the three months ended March 31, 2024:

Balance at December 31, 2023	$5,162
Fair value gain on revaluation of warrants and conversion option	983
Effects of movements in foreign exchange	(70)
Balance at March 31, 2024	$6,075

Warrant liability and conversion option

The Company's warrant liability consists of a detachable warrant issued through the private placement (Note 13), and a conversion option related to the convertible debenture offering (Note 12).

Detachable Warrants

The detachable warrants issued as a part of the June 2023 private placement (Note 13) have been measured at fair value as of March 31, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	March 31, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.89	$1.63
Option exercise price	$1.95	$1.95
Annual volatility	64.6%	74.7%
Annual risk-free rate	5.03%	4.23%
Expected term (in years)	1.23	1.48

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Bifurcated conversion options

The conversion option issued as a part of the June and August 2023 private placement (Note 12) has been measured at fair value as of March 31, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	March 31, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.89	$1.63
Option exercise price	$2.01	$2.01
Annual volatility	72.1%	70.1%
Annual risk-free rate	4.59%	4.23%
Expected term (in years)	2.23 - 2.34	2.48 - 2.59

Contingent Consideration Payable

The fair value of the Peninsula Contingent Consideration was calculated using the Black-Scholes Model. Key inputs and assumptions were as follows:

	March 31, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.89	$1.63
Option exercise price	$1.65	$1.65
Annual volatility	69.2%	63.3%
Annual risk-free rate	5.21%	4.73%
Expected term (in years)	0.75	0.99

The fair value of the State Flower and The Apothecarium Contingent Considerations were calculated using the Black-Scholes Model. Key inputs and assumptions were as follows:

	March 31, 2024	January 19, 2024
Common Stock Price of TerrAscend Corp.	$1.89	$1.95
Option exercise price	$1.76	$1.76
Annual volatility	70.0%	68.7%
Annual risk-free rate	5.38%	5.21%
Expected term (in years)	1.81	2.00

24.
Commitments and contingencies

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income (Loss). Other than as set out below, at March 31, 2024, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements, except for the proceedings described below.

Pure X Litigation

On August 9, 2023, AEY Capital LLC (“AEY”), a licensed subsidiary of TerrAscend, filed a lawsuit in Oakland County Circuit Court (the "Oakland Court") against Pure X, LLC (“Pure X”) seeking damages in the amount of $14,969 (the “AEY Claim”). The AEY Claim alleges breach of contract, quantum meruit/unjust enrichment, account stated and statutory conversion. AEY’s alleged damages are related to Pure X’s failure to pay for various cannabis products sold by AEY. This matter is still pending. The Company has not recorded an additional receivable for this matter as of March 31, 2024.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

25.
Subsequent events

On April 30, 2024, the Company made a prepayment of the Ilera Term Loan of $3,200 at 100% to par.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of TerrAscend Corp. (the “Issuer”), its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, (the “SEC”) , on March 14, 2024, (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three months ended March 31, 2024 and 2023 and the accompanying notes for each respective period.

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
•
On January 19, 2024, the Company acquired the remaining 50.1% equity in State Flower, a California cultivator, with a payment of $250 in cash and an aggregate of 2,888,088 Common Shares. The Company also acquired the remaining 50.1% equity in three Apothecarium dispensaries in California with a payment of $1,233 in stock for each entity. As a result of these acquisitions, the Company now wholly owns State Flower and the three Apothecarium dispensaries in California.

Subsequent Transactions

•
On April 30, 2024, the Company made a prepayment of the Ilera Term Loan of $3,200 at 100% to par.

Components of Results of Operations

The following discussion sets forth certain components of the Company's Unaudited Condensed Consolidated Statements of Comprehensive Loss as well as factors that impact those items.

Revenue, net

The Company generates revenue from the sale of cannabis products, brands, and services to the U.S. and Canadian markets. Revenues consist of wholesale and retail sales in the legal medical and adult-use market across Canada and in several U.S. states where cannabis has been legalized for medical or adult-use cannabis.

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

Impairment of property and equipment and right of use assets

The Company evaluates the recoverability of property and equipment and right of use assets whenever events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable. When the Company determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

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

Loss (gain) on fair value of warrants and purchase option derivative asset

The Company issues warrants that are remeasured to fair value at the end of each reporting unit using the Black-Scholes Option Pricing Model. A gain or loss is recognized as a result of the revaluation.

Finance and other expenses

Finance and other expenses consist primarily of interest and accretion expense on the Company's outstanding debt obligations.

Transaction and restructuring costs

Transaction costs include costs incurred in connection with the Company's acquisitions, such as expenses related to professional fees, consulting, legal and accounting. Restructuring costs are those costs associated with severance and restructuring of business units.

Unrealized and realized foreign exchange (gain) loss

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

Results from Operations - Three Months Ended March 31, 2024 and March 31, 2023

The following tables represent the Company’s results from operations for the three months ended March 31, 2024 and 2023.

Revenue, net

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Revenue, net	$80,633	$69,398
$ change	$11,235
% change	16%

Revenue increased from $69,398 to $80,633 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily driven by the implementation of adult-use sales in Maryland and the Company's four Maryland acquisitions in 2023, a doubling of wholesale sales in New Jersey, and an 80% increase in wholesale sales in Pennsylvania, partially offset by retail declines in New Jersey and Michigan.

Cost of sales

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cost of sales	$41,902	$34,701
Non-cash adjustment of inventory	-	797
Total cost of sales	$41,902	$35,498
$ change	$6,404
% change	18%
Cost of sales as a % of revenue	52%	51%

The increase of $6,404 in cost of sales for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was mainly due to an increase in sales. Cost of sales as a percentage of revenue was relatively constant for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Loss from revaluation of contingent consideration

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Loss from revaluation of contingent consideration	$1,393	$-
$ change	$1,393
% change	100%

The loss from the revaluation of contingent consideration for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to fair value changes of $1,915 relating to the settlement of the State Flower and The Apothecarium contingent consideration. This was offset by a gain on the revaluation of contingent liability for Peninsula acquisition of $522, resulting from the increase in the Company's share price from December 31, 2023, as compared to March 31, 2024.

Loss (gain) on fair value of warrants and purchase option derivative asset

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Loss (gain) on fair value of warrants and purchase option derivative assets	$983	$(438)
$ change	$1,421
% change	-324%

The warrant liability was remeasured to fair value at March 31, 2024 using the Black-Scholes Model. The Company recognized a loss of $983 during the three months ended March 31, 2024 as a result of the rising share price from March 31, 2024, as compared to December 31, 2023.

During the three months ended March 31, 2023, the Company recognized a gain on fair value warrants of $438 as a result of the reduction of the Company's share price from March 31, 2023, as compared to December 31, 2022.

Impairment of property and equipment and right of use assets

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Impairment of property and equipment and right of use assets	$2,438	$335
$ change	$2,103
% change	628%

During the three months ended March 31, 2024, the Company recorded an impairment of property and equipment of $2,438 due to the wind-down of one of its California dispensaries.

Provision for income taxes

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Provision for income taxes	$9,671	$12,664
$ change	$(2,993)
% change	24%

The change in provision for income taxes from $12,664 for the three months ended March 31, 2023 as compared to a provision for income taxes of $9,671 for the three months ended March 31, 2024 was primarily driven by a return to provision adjustment.

Liquidity and Capital Resources

	March 31, 2024	December 31, 2023
	$	$
Cash and cash equivalents	22,664	22,241
Restricted Cash	3,110	3,106
Current assets	97,655	102,889
Non-current assets	557,884	563,629
Current liabilities	199,116	207,000
Non-current liabilities	224,314	218,778
Working capital	(101,461)	(104,111)
Total shareholders' equity	232,109	240,740

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Liquidity and going concern

At March 31, 2024, the Company had an accumulated deficit of $717,398. During the three months ended March 31, 2024, the Company incurred a net loss from continuing operations of $14,851. Additionally, as of March 31, 2024 the Company’s current liabilities exceed its current assets. Therefore, it is possible that the Company may need additional capital to continue to fund its operations.

The aforementioned indicators raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the issuance of the Consolidated Financial Statements included elsewhere in this Quarterly Report on From 10-Q. The Company believes this concern is mitigated by steps it has taken, or intends to take to improve its operations and cash position, including: (i) identifying access to future capital required to pay down or refinance the Company’s maturing debt, (ii) improved cashflow growth from the Company's consolidated operations, particularly TerrAscend's operations in New Jersey and most recently Maryland with conversion to adult-use sales, and (iii) various cost and efficiency improvements. The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $656,143 as of March 31, 2024.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.

•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

The Company has $197,184 in principal amounts of loans payable at March 31, 2024. Of this amount, $136,291 are due within the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $92,716 in lease obligations. Of this amount, $9,479 are due in the next twelve months.

The Company's undiscounted contingent consideration payable is $2,914 at March 31, 2024, of which, $1,490 is due in the next twelve months. The contingent consideration payable relates to the Company's acquisitions of Peninsula and the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The contingent considerations are based upon the price protection of Common Shares issued under the terms of the applicable acquisition agreements. The contingent considerations are measured at fair value using the Black-Scholes Model and revalued at the end of each reporting period.

At March 31, 2024, the Company had accounts payable and accrued liabilities of $49,673 and corporate income taxes payable of $5,143.

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

Debt facilities

Ilera Term Loan

On December 18, 2020, WDB Holding PA, a subsidiary of TerrAscend, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 (the “Ilera Term Loan”). The Ilera Term Loan is solely secured by Ilera. The Ilera Term Loan bears interest at 12.875% per annum and matures on December 17, 2024. Subject to certain conditions of the agreement, the Company has the ability to increase the facility by up to $30,000. WDB Holding PA's obligations under the Ilera Term Loan and related transaction documents are guaranteed by the Company, TerrAscend USA, Inc. ("TerrAscend USA"), and certain subsidiaries of WDB Holding PA, and secured by TerrAscend USA's equity interest in WDB Holding PA and substantially all of the assets of WDB Holding PA and the subsidiary guarantors party thereto. The loan can be refinanced at the option of the WDB Holding PA after 18 months from the closing date subject to a premium payment due. Of the total proceeds received, $105,767 was used to satisfy the remaining Ilera earn-out payments.

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

On December 4, 2023, the parties entered into an amendment that requires WDB Holding PA to make a prepayment of $4,800 by January 2, 2024 and a prepayment of $3,200 by April 30, 2024, at the prepayment price of 100% to par. On January 2, 2024, the Company made a prepayment of $4,800 of the Ilera Term Loan, at the prepayment price of 100% to par.

On April 30, 2024, the Company made a prepayment of the Ilera Term Loan of $3,200 of the Ilera Term Loan, at the prepayment price of 100% to par.

As of March 31, 2024, there was an outstanding principal amount of $72,127 under the Ilera Term Loan. Subsequently, the Company paid an additional $3,200 which resulted in a current outstanding principal amount of $68,927.

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

On June 9, 2023, the Company agreed to an amendment, among other things, to (i) permit changes necessary for the TSX Transaction (as defined therein) and (ii) to permit certain indebtedness and waive certain tax provisions. This amendment was not considered extinguishment of debt under ASC 470, Debt.

As of March 31, 2024, there was an outstanding principal amount of $24,404 under the Chicago Atlantic Term Loan.

Pinnacle Loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory note matures on June 30, 2023 and bears interest rates of 6%. On June 27, 2023, Spartan Partners Properties, LLC, agreed to an amendment among other things, to extend the obligation date of the loan until December 1, 2023. As of March 31, 2024, there was an outstanding principal amount of $5,582 on the two promissory notes. The obligations are subject to restructuring upon the resolution of indemnity claims.

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

On June 22, 2023, TerrAscend NJ, LLC further agreed to an amendment to the Pelorus Term Loan to permit the Company to incur certain indebtedness. This amendment was not considered an extinguishment of debt under ASC 470, Debt. As of March 31, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its Allegany Medical Marijuana Dispensary ("AMMD") dispensary in Cumberland, Maryland (the “Stearns Loan”). The Company was required to hold $5,000 on deposit in a restricted account, of which $2,500 of the restricted cash was released on July 28, 2023 upon meeting certain criteria pursuant to the terms of the Stearns Loan. The Stearns Loan bears interest at a rate of prime plus 2.25% and matures on December 26, 2024. The proceeds from the loan were used to pay down the Company's higher interest rate debt, thereby lowering the Company's overall interest expense. As of March 31, 2024, there was an outstanding principal amount of $24,721 under the Stearns Loan.

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

As of March 31, 2024, there was an outstanding principal amount of $19,495 under the promissory notes related to the Maryland acquisitions.

Stadium Ventures

In connection with the Gage Acquisition, the Company assumed existing indebtedness in the form of a promissory note in the amount of $4,065, which matures on December 31, 2024. The promissory note bears interest at a rate of 6%. As of March 31, 2024, there was an outstanding principal amount of $1,322 on the promissory note.

Class A Share of TerrAscend Growth

In connection with the Reorganization (see Note 3), TerrAscend Growth Corp. ("TerrAscend") issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of March 31, 2024, there was an outstanding principal amount of $1,000.

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

Cash Flows

Cash flows provided by operating activities

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$13,251	$8,434

The increase of $4,826 in net cash provided by operating activities for the three months ended March 31, 2024 as compared to three months ended March 31, 2023 is due primarily to growth in revenue and gross margin while maintaining SG&A expenses relatively flat.

Cash flows used in investing activities

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net cash used in investing activities	$(3,423)	$(11,581)

The net cash used in investing activities for the three months ended March 31, 2024 primarily relates to investment in property and equipment of $2,796.

Net cash used in investing activities for the three months ended March 31, 2023 primarily relates to the cash paid to AMMD of $9,611. Additionally, investment in property and equipment was $2,497 during the three months ended March 31, 2023.

Cash flows (used in) provided by financing activities

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net cash (used in) provided by financing activities	$(9,599)	$9,398

Net cash used in financing activities for the three months ended March 31, 2024 was primarily due to net loan principal payments of $9,078 and distributions to minority partners of $337.

Net cash provided by financing activities for the three months ended March 31, 2023 was primarily due to cash inflow of $12,677 as a result of transfer with recourse of Employee Retention Credit, offset by principal payments on loans of $1,204 and capital contributions paid to non-controlling interest holders of $1,884.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates (i) Free cash flow from net cash provided by (used in) operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) Adjusted EBITDA from continuing operations as net (loss) income, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, relief of fair value upon acquisition, share-based compensation, gain on extinguishment of debt, restructuring related charges, impairment of goodwill and intangible assets and certain other items, which management believes is not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to

EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three months ended March 31, 2024 and 2023:

	Notes	March 31, 2024	March 31, 2023
Net loss		$(14,851)	$(22,769)
Loss from discontinued operations		—	3,591
Loss from continuing operations		(14,851)	(19,178)

Add (deduct) the impact of:
Provision for income taxes		9,671	12,664
Finance expenses		8,872	7,875
Amortization and depreciation		5,000	4,771
EBITDA from continuing operations	(a)	8,692	6,132
Add (deduct) the impact of:
Share-based compensation	(b)	1,485	1,713
Loss from revaluation of contingent consideration	(c)	1,393	—
Other one-time items	(d)	958	1,358
Employee Retention Credits and Transfer Fee	(e)	—	2,235
Loss on lease termination and derecognition of right of use assets	(f)	—	205
Loss (gain) on fair value of warrants and purchase option derivative asset	(g)	983	(438)
Impairment of property and equipment and right of use assets	(h)	2,438	335
Unrealized and realized loss on investments	(i)	—	699
Unrealized and realized foreign exchange loss (gain)	(j)	285	(31)
Adjusted EBITDA from continuing operations		$16,234	$12,208

The table below reconciles net cash provided by (used in) operating activities from continuing operations to free cash flow for the three months ended March 31, 2024 and 2023:

		For the Three Months Ended
	Notes	March 31, 2024	March 31, 2023
Net cash provided by operating activities - continuing operations		$13,251	$10,454
Capital expenditures for property and equipment		(2,796)	(2,497)
Free Cash Flow		$10,455	$7,957

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net (loss) income.
b)
Represents non-cash share-based compensation expense.
c)
Represents the revaluation of the Company's contingent consideration liabilities.
d)
Includes one-time fees incurred in connection with the Company's acquisitions, such as expenses related to professional fees, consulting, legal, and accounting, that would otherwise not have incurred. These fees are not indicative of the Company's ongoing costs.
e)
Represents income recorded from ERC as a result of the CARES Act and its transfer fee.
f)
Represents the (gain) loss taken as a result on lease termination and derecognition of right of use assets.
g)
Represents the gain on fair value of warrants, including effects of the foreign exchange of the U.S. denominated Preferred Share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
h)
Represents impairment charges taken on the Company's property and equipment.
i)
Represents unrealized and realized gain on fair value changes on strategic investments.
j)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.

The increase in Adjusted EBITDA from continuing operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the implementation of adult-use sales in Maryland and the Company's four Maryland acquisitions in 2023 while cost of sales for the Company remained constant.

Critical Accounting Estimates and Policies

The condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. The Company bases its estimates on historical experience and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and actual results, the Company's future financial statements will be affected.

There have been no significant changes to the critical accounting estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or results of operations. As of March 31, 2024, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements, except for the proceedings described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit Incorporated Herein by Reference	Filed

Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/02/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.3	11/02/2021
10.1

Form Unit Purchase Agreement, dated January 19, 2024, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, Anthony and Jamie Shira, Arion Luce, Michael Thomsen, Ryan Hudson and WDB Holding CA, Inc., a wholly-owned subsidiary of TerrAscend Corp.

						X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

TerrAscend Corp.

Date: May 9, 2024	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer (Principal Financial Officer)