Form 10-Q
period 2024-06-30
TerrAscend Corp.
filed 2024-08-08
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 291,513,055 common shares, no par value, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$27,378	$22,241
Restricted cash	3,113	3,106
Accounts receivable, net	16,799	19,048
Investments	1,737	1,913
Inventory	51,009	51,683
Prepaid expenses and other current assets	4,771	4,898
Total current assets	104,807	102,889
Non-current assets
Property and equipment, net	193,340	196,215
Deposits	284	337
Operating lease right of use assets	41,645	43,440
Intangible assets, net	212,515	215,854
Goodwill	106,929	106,929
Other non-current assets	724	854
Total non-current assets	555,437	563,629
Total assets	$660,244	$666,518

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$46,918	$49,897
Deferred revenue	4,699	4,154
Loans payable, current	15,946	137,737
Contingent consideration payable, current	2,632	6,446
Operating lease liability, current	2,330	1,244
Derivative liability, current	899	—
Lease obligations under finance leases, current	93	2,030
Corporate income tax payable	3,184	4,775
Other current liabilities	756	717
Total current liabilities	77,457	207,000
Non-current liabilities
Loans payable, non-current	171,926	61,633
Operating lease liability, non-current	42,654	45,384
Lease obligations under finance leases, non-current	2,140	407
Derivative liability, non-current	2,253	5,162
Convertible debt	8,126	7,266
Deferred income tax liability	16,760	17,175
Contingent consideration payable, non-current	2,109	—
Liability on uncertain tax position and other long term liabilities	110,673	81,751
Total non-current liabilities	356,641	218,778
Total liabilities	434,098	425,778
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,350 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series C, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Series D, convertible preferred stock, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Proportionate voting shares, no par value, unlimited shares authorized; nil and nil shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common shares, no par value, unlimited shares authorized; 291,507,430 and 288,327,497 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	945,797	944,859
Accumulated other comprehensive income	2,457	1,799
Accumulated deficit	(723,590)	(704,162)
Non-controlling interest	1,482	(1,756)
Total shareholders' equity	226,146	240,740
Total liabilities and shareholders' equity	$660,244	$666,518

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue, net	$77,523	$72,124	$158,156	$141,522

Cost of sales	39,840	35,898	81,742	71,396

Gross profit	37,683	36,226	76,414	70,126

Operating expenses:
General and administrative	24,060	30,476	52,068	58,206
Amortization and depreciation	2,190	2,242	4,405	4,271
Impairment of property and equipment and right of use assets	—	—	2,438	28
Other operating (income) expense	(1,186)	10	(1,186)	317
Total operating expenses	25,064	32,728	57,725	62,822

Income from operations	12,619	3,498	18,689	7,304

Other expense (income)
Loss from revaluation of contingent consideration	1,827	—	3,220	—
Gain on fair value of derivative liabilities and purchase option derivative assets	(2,922)	(215)	(1,939)	(653)
Finance and other expenses	8,891	8,171	17,480	18,258
Transaction and restructuring costs	—	389	—	392
Unrealized and realized foreign exchange loss (gain)	104	(101)	389	(132)
Unrealized and realized loss on investments	227	1,661	227	2,360
Income (loss) from continuing operations before provision for income taxes	4,492	(6,407)	(688)	(12,921)
Provision for income taxes	10,729	6,448	20,400	19,112
Net loss from continuing operations	$(6,237)	$(12,855)	$(21,088)	$(32,033)

Discontinued operations:
Loss from discontinued operations, net of tax	$—	$(621)	$—	$(4,212)
Net loss	$(6,237)	$(13,476)	$(21,088)	$(36,245)

Foreign currency translation adjustment	(260)	408	(658)	755
Comprehensive loss	$(5,977)	$(13,884)	$(20,430)	$(37,000)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(8,180)	$(14,998)	$(25,235)	$(36,362)
Non-controlling interests	$1,943	$2,143	$4,147	$4,329

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(7,920)	$(16,027)	$(24,577)	$(41,329)
Non-controlling interests	$1,943	$2,143	$4,147	$4,329

Net loss per share - basic:
Continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.13)
Discontinued operations	—	—	—	(0.02)
Net loss per share - basic	$(0.03)	$(0.05)	$(0.09)	$(0.15)

Weighted average number of outstanding common shares	291,488,661	275,186,279	291,053,614	271,223,233

Net loss per share - diluted:
Continuing operations	$(0.03)	$(0.05)	$(0.09)	$(0.13)
Discontinued operations	—	—	—	$(0.02)
Net loss per share - diluted	$(0.03)	$(0.05)	$(0.09)	$(0.15)

Weighted average number of outstanding common shares, assuming dilution	291,488,661	275,186,279	291,053,614	271,223,233

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2022	259,624,531	76,996,538	12,608	600	349,829,273	$934,972	$2,085	(618,260)	2,374	$321,171
Shares issued - stock options, warrant and RSU exercises	392,846	—	—	—	392,846	81	—	—	—	81
Shares, options and warrants issued - acquisitions	471,681	—	—	—	471,681	743	—	—	—	743
Shares, options and warrants issued - legal settlement	402,185	—	—	—	402,185	593	—	—	—	593
Shares issued- conversion	13,762,500	(13,504,500)	(258)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,713	—	—	—	1,713
Options and warrants expired/forfeited	—	—	—	—	—	(1,698)	—	1,698	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,884)	(1,884)
Net loss for the period	—	—	—	—	—	—	—	(24,955)	2,186	(22,769)
Foreign currency translation adjustment	—	—	—	—	—	—	(347)	—	—	(347)
Balance at March 31, 2023	274,653,743	63,492,038	12,350	600	351,095,985	$936,404	$1,738	$(641,517)	$2,676	$299,301
Shares issued - stock options, warrant and RSU exercises	1,078	—	—	—	1,078	—	—	—	—	—
Shares, options and warrants issued - acquisitions	5,442,282	—	—	—	5,442,282	9,524	—	—	—	9,524
Shares, options and warrants issued - legal settlement	130,000	—	—	—	130,000	201	—	—	—	201
Private placement net of share issuance costs	6,580,677	—	—	—	6,580,677	7,507	—	—	—	7,507
Share-based compensation expense	—	—	—	—	—	1,981	—	—	—	1,981
Options and warrants expired/forfeited	—	—	—	—	—	(3,514)	—	3,514	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,531)	(1,531)
Acquisition of non-controlling interest	—	—	—	—	—	(6,177)	—	—	(1,323)	(7,500)
Net loss for the period	—	—	—	—	—	—	—	(15,620)	2,144	(13,476)
Foreign currency translation adjustment	—	—	—	—	—	—	(408)	—	—	(408)
Balance at June 30, 2023	286,807,780	63,492,038	12,350	600	363,250,022	$945,926	$1,330	$(653,623)	$1,966	$295,599

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	364,769,739	$944,859	$1,799	$(704,162)	$(1,756)	$240,740
Shares issued - stock options, warrant and RSU exercises	69,229	—	—	—	69,229	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,485	—	—	—	1,485
Options and warrants expired/forfeited	—	—	—	—	—	(3,819)	—	3,819	—	—
Capital distributions	—	—	—	—	—	—	—	—	(337)	(337)
Acquisition of non-controlling interest	2,888,088	—	—	—	2,888,088	3,300	—	—	1,374	4,674
Net loss for the period	—	—	—	—	—	—	—	(17,055)	2,204	(14,851)
Foreign currency translation adjustment	—	—	—	—	—	—	398	—	—	398
Balance at March 31, 2024	291,284,814	63,492,038	12,350	600	367,727,056	$945,825	$2,197	$(717,398)	$1,485	$232,109
Shares issued - stock options, warrant and RSU exercises	222,616	—	—	—	222,616	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,960	—	—	—	1,960
Options and warrants expired/forfeited	—	—	—	—	—	(1,988)	—	1,988	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,946)	(1,946)
Net loss for the period	—	—	—	—	—	—	—	(8,180)	1,943	(6,237)
Foreign currency translation adjustment	—	—	—	—	—	—	260	—	—	260
Balance at June 30, 2024	291,507,430	63,492,038	12,350	600	367,949,672	945,797	2,457	(723,590)	1,482	226,146

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities
Net loss from continuing operations	$(21,088)	$(32,033)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash adjustments of inventory	—	1,081
Accretion expense	8,375	5,673
Depreciation of property and equipment and amortization of intangible assets	9,993	9,761
Amortization of operating right-of-use assets	1,481	932
Share-based compensation	3,446	3,694
Deferred income tax (recovery) expense	(415)	815
Gain on fair value of derivative liabilities and purchase option derivative assets	(1,939)	(653)
Gain on disposal of fixed assets	(17)	345
Unrealized and realized loss on investments	227	2,410
Loss from revaluation of contingent consideration	3,220	—
Impairment of property and equipment and right of use assets	2,438	—
Gain on lease termination	(1,169)	—
Bad debt recovery	(1,307)	(23)
Unrealized and realized foreign exchange loss (gain)	389	(132)
Changes in operating assets and liabilities
Receivables	1,358	318
Inventory	1,970	(7,851)
Prepaid expense and other current assets	119	(319)
Deposits	53	431
Other assets	77	714
Accounts payable and accrued liabilities and other payables	(8,019)	4,089
Operating lease liability	(1,147)	(337)
Other liability	(536)	(173)
Uncertain tax position liabilities	29,917	1,258
Corporate income tax payable	(1,591)	22,127
Deferred revenue	545	157
Net cash provided by operating activities- continuing operations	26,380	12,284
Net cash used in operating activities - discontinued operations	—	(3,164)
Net cash provided by operating activities	26,380	9,120

Investing activities
Investment in property and equipment	(4,272)	(4,504)
Investment in intangible assets	(699)	(262)
Principal payments received on lease receivable	—	104
Insurance recovery for property and equipment	871	—
Receipt of convertible debenture payment	—	738
Payment for land contracts	(478)	(769)
Cash portion of consideration paid in acquisitions, net of cash of acquired	(250)	(14,469)
Net cash used in investing activities - continuing operations	(4,828)	(19,162)
Net cash provided investing activities - discontinued operations	—	14,285
Net cash used in investing activities	(4,828)	(4,877)

Financing activities
Transfer of Employee Retention Credit	—	12,677
Proceeds from loan payable, net of transaction costs	3,137	23,872
Proceeds from options and warrants exercised	—	81
Loan principal paid	(18,048)	(40,359)
Loan amendment fee paid and prepayment premium paid	—	(1,178)
Capital distributions paid to non-controlling interests	(1,564)	(3,415)
Proceeds from private placement, net of share issuance costs	—	19,218
Payments made for financing obligations and finance lease	(316)	(941)
Net cash (used in) provided by financing activities- continuing operations	(16,791)	9,955
Net cash used in financing activities- discontinued operations	—	(5,539)
Net cash (used in) provided by financing activities	(16,791)	4,416

Net increase in cash and cash equivalents and restricted cash during the period	4,761	8,659
Net effects of foreign exchange	383	(901)
Cash and cash equivalents and restricted cash, beginning of the period	25,347	26,763
Cash and cash equivalents and restricted cash, end of the period	$30,491	$34,521

Supplemental disclosure with respect to cash flows
Income taxes paid (refund received)	$(8,116)	$(4,582)
Interest paid	$12,599	$9,259
Lease termination fee paid	$271	$—
Non-cash transactions
Equity and warrant liability issued for acquisitions and non-controlling interest	$4,674	$10,267
Shares issued for legal and liability settlement	$—	$794
Distribution payable to non-controlling interests	$719	$—
Accrued capital purchases	$811	$529

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
•
TerrAscend Michigan (“TerrAscend MI”), a wholly-owned operation with twenty dispensaries, and three cultivation and processing facilities;
•
TerrAscend California (“TerrAscend CA”), a wholly-owned operation with four dispensaries, and a cultivation facility; and
•
TerrAscend Canada Inc. (“TerrAscend Canada”), a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada").

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

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the year ended December 31, 2024, or any other interim or future periods.

The accompanying Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2023 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the "SEC") on March 14, 2024 (the "Annual Report"). There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

policies of the Company’s audited consolidated financial statements for the year ended December 31, 2023 in the Company's Annual Report.

The accompanying Consolidated Financial Statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

The Company previously concluded that substantial doubt existed as to its ability to continue as a going concern primarily due to the Company's current liabilities exceeding its current assets related to its loans maturing within the current year. On August 1, 2024, the Company entered into a four-year $140,000 senior secured term loan with an initial draw of $114,000 used to retire the majority of its loans coming due within the next year and a delayed draw of $26,000, expected to occur on September 30, 2024 which will be used to retire the Chicago Atlantic Term Loan resulting in positive net working capital for the Company (see Note 25).

Following the retiring and financing of the Company’s loans coming due within the next year, along with its ability to identify access to future capital, and continued improvement in cash flow from the Company's consolidated operations, management has determined that substantial doubt no longer exists in the Company's ability to continue as a going concern.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, (Gain) loss on disposal of fixed assets has been reclassified out of Impairment of property and equipment and right of use assets and into Other operating (income) expense on the Consolidated Statements of Operations and Comprehensive Loss.

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

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	June 30, 2024	December 31, 2023
Trade receivables	$16,811	$28,403
Sales tax receivable	617	408
Other receivables	530	1,154
Provision for current expected credit losses	(1,159)	(10,917)
Total receivables, net	$16,799	$19,048

	June 30, 2024	December 31, 2023
Trade receivables	$16,811	$28,403
Less: provision for current expected credit losses	(1,159)	(10,917)
Total trade receivables, net	$15,652	$17,486

Of which
Current	12,023	13,799
31-90 days	2,035	2,837
Over 90 days	2,753	11,767
Less: current expected credit losses	(1,159)	(10,917)
Total trade receivables, net	$15,652	$17,486

During the second quarter, the Company settled accounts receivable that had been previously accounted for as expected credit losses which resulted in a bad debt recovery of $4,188 within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

5.
Acquisitions

Contingent consideration

The balances of the Company's contingent considerations are as follows:

	State Flower	Apothecarium	Peninsula	Total
Carrying amount, December 31, 2023	$1,406	$3,028	$2,012	$6,446
Settlement of contingent consideration	(1,334)	(3,591)	—	(4,925)
Loss on revaluation of contingent consideration	705	1,895	620	3,220
Carrying amount, June 30, 2024	$777	$1,332	$2,632	$4,741
Less: current portion	—	—	(2,632)	(2,632)
Non-current contingent consideration	$777	$1,332	$—	$2,109

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

During the six months ended June 30, 2024, the Company amended the original purchase agreement and issued an aggregate of 2,888,088 Common Shares and paid $250 of cash to the sellers of its previously-acquired State Flower and The Apothecarium businesses. The issuance of Common Shares fully settled the previous contingent consideration balances. The Company provided a price protection on the Common Shares issued. The remaining balance recorded as at June 30, 2024 relates to the fair value of the price protection clause using the Black-Scholes Option Pricing Model ("Black-Scholes Model")

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	June 30, 2024	December 31, 2023
Raw materials	$552	$378
Finished goods	19,636	18,821
Work in process	26,953	28,451
Accessories, supplies and consumables	3,868	4,033
Total inventory	$51,009	$51,683

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

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the disposed of operations. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to the Canadian Licensed Producer business. The results of discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue, net	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	—	455	—	756
Amortization and depreciation	—	-	—	48
Impairment of property and equipment	—	—	—	3,064
Total operating expenses	—	455	—	3,868

Loss from discontinued operations	—	(455)	—	(3,868)
Other expense
Finance and other expenses	—	166	—	344
Net loss from discontinued operations	$—	$(621)	$—	$(4,212)

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

8.
Property and equipment

Property and equipment consisted of:

	June 30, 2024	December 31, 2023
Land	$6,152	$6,103
Assets in process	19,130	24,211
Buildings & improvements	159,186	151,989
Machinery & equipment	36,146	35,370
Office furniture & equipment	9,185	9,066
Assets under finance leases	2,114	2,362
Total cost	231,913	229,101
Less: accumulated depreciation	(38,573)	(32,886)
Property and equipment, net	$193,340	$196,215

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service. During the six months ended June 30, 2024, the Company recorded an impairment loss of certain property and equipment of $2,438 due to the wind-down of one of its California dispensaries.

As of June 30, 2024 and December 31, 2023, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $3,055 and $6,092 for the three and six months ended June 30, 2024, respectively ($2,079 and $4,140 included in cost of sales) and $3,395 and $6,652 for the three and six months ended June 30, 2023, respectively ($2,023 and $4,040 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,529	$(1,714)	$815
Licenses	187,759	(23,031)	164,728
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	190,568	(25,025)	165,543
Indefinite lived intangible assets
Brand intangibles	46,972	—	46,972
Total indefinite lived intangible assets	46,972	—	46,972
Intangible assets, net	$237,540	$(25,025)	$212,515

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

At December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,050	$(720)	$1,330
Licenses	186,624	(20,216)	166,408
Brand intangibles	1,144	(1,144)	—
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	190,098	(22,360)	167,738
Indefinite lived intangible assets
Brand intangibles	48,116	—	48,116
Total indefinite lived intangible assets	48,116	—	48,116
Intangible assets, net	$238,214	$(22,360)	$215,854

Amortization expense was $1,941 and $3,872 for the three and six months ended June 30, 2024, respectively, ($724 and $1,448 included in cost of sales) and $1,595 and $3,109 for the three and six months ended June 30, 2023 ($725 and $1,450 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2024	$3,684
2025	7,253
2026	7,242
2027	7,164
2028	7,112
Thereafter	133,088
Total	$165,543

As of June 30, 2024, the weighted average amortization period remaining on intangible assets was 25.0 years.

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2023	$106,929
Additions at acquisition date	-
Impairment of goodwill	-
Balance at June 30, 2024	$106,929

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

10.
Loans payable

The Company's loans payable consisted of the following:

	June 30, 2024	December 31, 2023
Chicago Atlantic term loan due November 2024 (1)
Principal amount	$24,196	$24,611
Deferred financing cost	—	—
Net carrying amount	$24,196	$24,611

Ilera term loan due December 2024 (1)
Principal amount	$68,927	$76,927
Deferred financing cost	(1,552)	(3,191)
Net carrying amount	$67,375	$73,736

Stearns loan due December 2024 (1)
Principal amount	$24,638	$24,809
Deferred financing cost	(426)	(791)
Net carrying amount	$24,212	$24,018

Pelorus term loan due October 2027
Principal amount	$45,478	$45,478
Deferred financing cost	(1,334)	(1,490)
Net carrying amount	$44,144	$43,988

Maryland Acquisition loans (2)
Principal amount	$19,115	$19,873
Unamortized discount	(1,065)	(1,403)
Net carrying amount	$18,050	$18,470

Other loans	$3,651	$2,698

Short-term debt (1)	$6,244	$11,849
Current portion of long-term debt	9,702	125,888
Loans payable, current	$15,946	137,737

Loans payable, non-current	$171,926	$61,633
Total loans payable	$187,872	$199,370

(1) Subsequent to June 30, 2024, the Company retired four of its debt facilities and entered into a new loan agreement. The new debt is set to mature in August 2028 which resulted in a reclassification of $115,998, net of deferred financing costs, between Loans payable, current and Loans payable, non-current. See note 25 for further details of the refinancing.

(2) For maturity breakout, refer to Maryland Acquisition Loans section below.

Total interest paid on all loan payables was $6,335 and $12,599 for the three and six months ended June 30, 2024, respectively, and $6,803 and $9,259 for the three and six months ended June 30, 2023, respectively. The Company had accrued interest on loans payable of $3,261 and $3,491 as of June 30, 2024 and December 31, 2023, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

As of June 30, 2024, there was an outstanding principal amount of $24,196 under the Chicago Atlantic Term Loan.

Subsequent to June 30, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan of $1,500 at par. On August 1, 2024, the Company entered into a four-year $140,000 senior secured term loan that matures in August 2028, of which, a portion of the proceeds will be used to retire the Chicago Atlantic Term Loan and pay the outstanding principal amount of $22,696 (see Note 25).

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

On January 2, 2024, the Company completed a prepayment of the Ilera Term Loan of $4,800 at the prepayment price of 100% to par. On April 30, 2024, the Company made a prepayment of $3,200 of the Ilera Term Loan, at the prepayment price of 100% to par. In accordance with ASC 470, Debt, these amendments were not considered extinguishment of debt.

As of June 30, 2024, there was an outstanding principal amount of $68,927 under the Ilera Term Loan. Subsequent to June 30, 2024, the Company entered into a four-year $140,000 senior secured term loan that matures in August 2028, of which, a portion of the proceeds were used to retire the Ilera Term Loan and pay the outstanding principal amount of $68,927 (see Note 25).

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its Allegany Medical Marijuana Dispensary ("AMMD") dispensary in Cumberland, Maryland ("Stearns Loan"). The Stearns Loan bears an interest rate of prime plus 2.25% and matures on December 26, 2024.

As of June 30, 2024, there was an outstanding principal amount of $24,638 under the Stearns Loan. Subsequent to June 30, 2024, the Company entered into a four-year $140,000 senior secured term loan that matures in August 2028, of which, a portion of the proceeds were used to retire the Stearns Loan and pay the outstanding principal amount of $24,638 (see Note 25).

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

As of June 30, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Maryland Acquisition Loans

In connection with the acquisition of Derby 1, LLC ("Peninsula"), Hempaid, LLC ("Blue Ridge"), and Herbiculture Inc. ("Herbiculture"), (collectively, the "Maryland Acquisitions"), the Company entered into promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.5% with maturities ranging from June 28, 2025 to June 30, 2027.

As of June 30, 2024, there was an outstanding principal amount of $19,115 under the Maryland Acquisition Loans.

Other loans

Stadium Ventures

In connection with the Gage Acquisition, the Company assumed existing indebtedness in the form of a promissory note in the amount of $4,065, which matures on December 31, 2024. The promissory note bears interest at a rate of 6%.

As of June 30, 2024, there was an outstanding principal amount of $936 under the Stadium Ventures loan.

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

The average dollar amount of short-term debt for the six months ended June 30, 2024 was $8,727 with a weighted-average interest rate of 11.06% as of June 30, 2024.

On January 15, 2024, the Company paid off the IHC Real Estate LP promissory note with a payment of $5,000.

Subsequent to June 30, 2024, the Company entered into a four-year $140,000 senior secured term loan that matures in August 2028, of which, a portion of the proceeds were used to retire certain short-term debt and pay the outstanding principal amount of $1,715 (see Note 25).

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

June 30, 2024
2024	$9,449
2025	7,942
2026	10,771
2027	44,483
2028	118,980
Thereafter	—
Total principal payments	$191,625

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices, retail, cultivation and manufacturing. The operating lease periods generally range from 1 to 25 years. The Company had two finance leases at June 30, 2024 and December 31, 2023.

Amounts recognized in the consolidated balance sheet were as follows:

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$41,645	$43,440

Operating lease liability classified as current	2,330	1,244
Operating lease liability classified as non-current	42,654	45,384
Total operating lease liabilities	$44,984	$46,628

Finance leases:
Property and equipment, net	$1,792	$2,112

Lease obligations under finance leases classified as current	93	2,030
Lease obligations under finance leases classified as non-current	2,140	407
Total finance lease obligations	$2,233	$2,437

The Company recognized operating lease expense of $2,204 and $4,024 for the three and six months ended June 30, 2024, respectively, and $1,254 and $2,451 for the three and six months ended June 30, 2023, respectively.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Other information related to operating leases at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	12.3	12.5
Finance leases	1.8	1.2

Weighted-average discount rate
Operating leases	11.42%	11.43%
Finance leases	9.47%	9.47%

Supplemental cash flow information related to leases are as follows:

	June 30, 2024	December 31, 2023
Cash paid for amounts included in measurement of operating lease liabilities	$3,720	$6,264
Right-of-use assets obtained in exchange for operating lease obligations	509	16,603
Cash paid for amounts included in measurement of finance lease liabilities	65	153

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
2024	$3,597	$65	$3,662
2025	7,278	2,132	9,410
2026	7,051	134	7,185
2027	6,933	136	7,069
2028	6,730	80	6,810
Thereafter	55,773	—	55,773
Total lease payments	87,362	2,547	89,909
Less: interest	(42,378)	(314)	(42,692)
Total lease liabilities	$44,984	$2,233	$47,217

12.
Convertible Debt

The Company's convertible debt consisted of the following:

	June 30, 2024	December 31, 2023
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	1,628	768
Net carrying amount	$8,126	$7,266

The Company had $778 of accrued interest on convertible debt as of June 30, 2024 and no accrued interest on convertible debt as of December 31, 2023, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

13.
Shareholders' equity

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	23,330,542	818,927	$4.56	8.74
Granted	344,140	344,140	2.17	3.01
Expired	—	—	—	—
Outstanding, June 30, 2024	23,674,682	1,163,067	$4.37	8.17

The weighted-average exercise price in the above table is denominated in a currency that is different from the functional currency of the Company and can influence the USD conversion.

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	3,590,334	—	$1.95	1.48
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30, 2024	3,590,334	—	$1.95	0.98

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	$1,183	$1,437	$2,087	$2,697
Restricted share units	777	544	1,358	997
Total share-based payments	$1,960	$1,981	$3,445	$3,694

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2023	16,278,380	4.74	$3.35	$658
Granted	1,845,000	—	2.82	—
Exercised	(25,000)	—	1.60	—
Forfeited	(420,354)	—	2.35	—
Expired	(1,707,057)	—	3.48	—
Outstanding, June 30, 2024	15,970,969	5.47	$3.36	$243

Exercisable, June 30, 2024	11,313,294	4.21	$3.63	$165

Nonvested, June 30, 2024	4,657,675	8.52	$2.68	$78

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on June 30, 2024 and December 31, 2023, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on June 30, 2024 and December 31, 2023, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Common Shares on the exercise date and the price paid by the option holder to exercise the option) related to stock options exercised is presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Exercised	$5	$—	$5	$551

The fair value of the various stock options granted were estimated using the Black-Scholes Model with the following assumptions:

	June 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	1.91 - 2.89	1.71 - 2.81
Volatility	77.70% - 78.31%	77.79% - 80.16%
Risk-free interest rate	3.18% - 3.76%	2.85% - 4.26%
Expected life (years)	4.01 - 10.01	9.78 - 10.01
Dividend yield	0.00%	0.00%
Forfeiture rate	26.11%	26.11%

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

The total estimated fair value of stock options that vested during the six months ended June 30, 2024 and 2023 was $4,594 and $5,563, respectively. As of June 30, 2024, there was $7,658 of total unrecognized compensation cost related to unvested options.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Restricted Share Units

The following table summarizes the activities for the RSUs for the six months ended June 30, 2024:

Number of RSUs
Outstanding, December 31, 2023	1,078,584
Granted	2,234,612
Vested	(336,037)
Forfeited	(162,090)
Outstanding, June 30, 2024	2,815,069

As of June 30, 2024, there was $4,194 of total unrecognized compensation cost related to unvested RSUs.

15.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend's New Jersey operations.

On January 19, 2024, the Company reduced its non-controlling interest through the acquisition of the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The carrying amount of non-controlling interest was adjusted by $1,374 and recognized in additional paid in capital and attributed to the parent's equity holders.

The following table summarizes the non-controlling interest activity for the six months ended June 30, 2024:

	June 30, 2024	December 31, 2023
Opening carrying amount	$(1,756)	$2,374
Capital distributions	(2,283)	(11,622)
Acquisition of non-controlling interest	1,374	(1,323)
Net income attributable to non-controlling interest	4,147	8,815
Ending carrying amount	$1,482	$(1,756)

16.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At June 30, 2024, amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2020, a small number of related persons, which consisted of key management of the Company, participated in the Ilera term loan (Note 10), which makes up $142 and $159 of the total loan principal balance at June 30, 2024 and December 31, 2023, respectively.
17.
Income taxes

The Company's effective tax rate was 239% and (2,965)% for the three and six months ended June 30, 2024 and (101)% and (148)% for the three and six months ended June 30, 2023.

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter as the Company believes this is the best estimate for the annual effective tax rate. The Company is subject to income taxes in the United States and Canada.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company recognizes benefits from uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. An uncertain tax position is not recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

For the Six Months Ended June 30, 2024
Balance, beginning of period	$84,485
Increases based on tax positions related to prior years	32,976
Additions based on tax positions related to the current year	17,248
Expirations of applicable statutes of limitations	-
Settlements with tax authorities	-
Ending carrying amount	$134,709

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

For the Six Months Ended June 30, 2024
Balance, beginning of period	$77,084
Increases based on tax positions related to prior years	6,899
Additions based on tax positions related to the current year	16,081
Additions based on refunds received related to prior years	8,371
Reclass of tax payments on deposit	1,108
Ending carrying amount	$109,543

The Company had an unrecognized tax benefits of $134,709 and $84,485 as of June 30, 2024 and December 31, 2023, respectively. The increase in uncertain tax positions is primarily due to legal interpretations that challenge the Company's tax liability under the Code (“280E Tax Position”). The Company believes that it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months due to its 280E Tax Position. Of the unrecognized tax benefits amounts, $12,772 and $10,459 as of June 30, 2024 and December 31, 2023, respectively, is unrelated to its 280E Tax Position. The unrecognized tax liabilities are combined with other long term liabilities of $1,130 and $4,667 as at June 30, 2024 and December 31, 2023, respectively, on the consolidated balance sheets.

Related to its 280E Tax Position, the Company has filed the majority of its amended federal and state returns for tax years 2020 through 2022. During the period ended June 30, 2024, the Company received refunds related primarily to the amended federal tax return for tax year 2020 in the amount of $8,371, including interest.

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Office and general	$3,662	$3,733	$7,551	7,828
Professional fees	3,840	5,103	6,901	8,476
Lease expense	2,204	1,294	4,024	2,538
Facility and maintenance	1,034	1,364	2,359	2,608
Salaries and wages	14,974	14,334	29,870	27,830
Share-based compensation	1,960	1,981	3,445	3,694
Sales and marketing	1,493	2,599	2,958	5,255
Bad debt (recovery) expense	(4,236)	68	(4,169)	(23)
Insurance recovery for property and equipment	(871)	—	(871)	—
Total	$24,060	$30,476	$52,068	$58,206

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Retail	$53,240	$58,254	$107,098	$113,676
Wholesale	24,283	13,870	51,058	27,846
Total	$77,523	$72,124	$158,156	$141,522

For the three and six months ended June 30, 2024 and 2023, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and accretion	$9,132	$7,965	$18,004	$15,840
Employee retention credits and transfer fee	—	—	—	2,235
Other income	(241)	206	(524)	183
Total	$8,891	$8,171	$17,480	$18,258

21.
Segment information

Operating Segment

The Company determines its operating segments according to how the business activities are managed and evaluated by the Company’s chief operating decision maker. The Company operates under one operating segment, being the cultivation, production and sale of cannabis products.

Geography

The Company has subsidiaries located in Canada and the United States. For the three months ended June 30, 2024, net revenue was primarily generated from sales in the United States. As a result of the Reorganization (Note 3), the Company consolidated its retail location in Canada and generated net revenue of $274 and $538 the three and six months ended June 30, 2024, respectively.

The Company had non-current assets by geography of:

	June 30, 2024	December 31, 2023
United States	$554,839	$562,854
Canada	598	775
Total	$555,437	$563,629

22.
Capital management

The Company’s objective in managing capital is to ensure a sufficient liquidity position to safeguard the Company’s ability to continue as a going concern in order to provide returns for shareholders and benefits for other stakeholders. In order to achieve this objective, the Company prepares a capital budget to manage its capital structure. The Company defines capital as borrowings, equity comprised of issued share capital, share-based payments and accumulated deficit, as well as funds borrowed from related parties.

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

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of June 30, 2024. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants. Other than these items related to loans payable, the Company is not subject to externally imposed capital requirements.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At June 30, 2024			At December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27,378	—	—	$22,241	—	—
Restricted cash	3,113	—	—	3,106	—	—
Total Assets	$30,491	—	—	$25,347	—	$—
Liabilities
Contingent consideration payable	—	4,741	—	—	2,012	4,434
Detachable warrants	—	2,253	—	—	3,332	—
Bifurcated conversion options	—	899	—	—	1,830	—
Total Liabilities	$—	$7,893	$—	$—	$7,174	$4,434

There were no transfers between the levels of fair value hierarchy during the three and six months ended June 30, 2024.

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

Level 2

The following table summarizes the changes in the derivative liability for the six months ended June 30, 2024:

Balance at December 31, 2023	$5,162
Fair value gain on revaluation of warrants and conversion option	(1,939)
Effects of movements in foreign exchange	(71)
Balance at June 30, 2024	$3,152

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Detachable Warrants

The detachable warrants issued as a part of the June 2023 private placement (Note 13) have been measured at fair value as of June 30, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	June 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.35	$1.63
Option exercise price	$1.95	$1.95
Annual volatility	74.9%	74.7%
Annual risk-free rate	5.09%	4.23%
Expected term (in years)	0.98	1.48

Bifurcated conversion options

The conversion option issued as a part of the June and August 2023 private placement (Note 12) has been measured at fair value as of June 30, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	June 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.35	$1.63
Option exercise price	$2.01	$2.01
Annual volatility	77.0%	70.1%
Annual risk-free rate	4.71%	4.23%
Expected term (in years)	1.98 - 2.09	2.48 - 2.59

Contingent Consideration Payable

The fair value of the Peninsula Contingent Consideration was calculated using the Black-Scholes Model. Key inputs and assumptions were as follows:

	June 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.35	$1.63
Option exercise price	$1.65	$1.65
Annual volatility	83.1%	63.3%
Annual risk-free rate	5.33%	4.73%
Expected term (in years)	0.50	0.99

The fair value of the State Flower and The Apothecarium Contingent Considerations were calculated using the Black-Scholes Model. Key inputs and assumptions were as follows:

	June 30, 2024	January 19, 2024
Common Stock Price of TerrAscend Corp.	$1.35	$1.95
Option exercise price	$1.76	$1.76
Annual volatility	83.1%	68.7%
Annual risk-free rate	5.33%	5.21%
Expected term (in years)	1.56	2.00

24.
Commitments and contingencies

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. At June 30, 2024, there were no pending lawsuits that could

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements, except for the proceedings described below.

Pure X Litigation

On August 9, 2023, AEY Capital LLC (“AEY”), a licensed subsidiary of TerrAscend, filed a lawsuit in Oakland County Circuit Court (the "Oakland Court") against Pure X, LLC (“Pure X”) seeking damages in the amount of $14,969 (the “AEY Claim”). The AEY Claim alleges breach of contract, quantum meruit/unjust enrichment, account stated and statutory conversion. AEY’s alleged damages were related to Pure X’s failure to pay for various cannabis products sold by AEY. This matter was settled between the parties and dismissed with prejudice by the Oakland Court on June 28, 2024.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

25.
Subsequent events

On July 19, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan of $1,500 at par.

On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., WDB Holding MI, Inc., Moose Curve Holdings, LLC, and Hempaid, LLC, including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent (the “Agent”) entered into a Loan Agreement (the “FG Loan”). The FG Loan provides for a four-year, $140,000 senior-secured term loan with an initial draw on August 1, 2024, upon closing of the FG Loan, of $114,000 (the “Initial Draw”) and a delayed draw of $26,000 expected to occur on September 30, 2024 (the “Delayed Draw”). Proceeds from the Initial Draw were used to retire the Ilera Term Loan, the Stearns Loan and certain other indebtedness (collectively, the “Retired Loans”), in addition to being used for working capital and general corporate purposes. As a result, each outstanding obligation under the Retired Loans were repaid in full and subsequently terminated. The proceeds from the Delayed Draw will be used to retire the Chicago Atlantic Term Loan. The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. Certain funds controlled by the Company’s Executive Chairman, Jason Wild, a related party of the Company, have invested approximately $7,500 under the FG Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of TerrAscend Corp. (the “Issuer”), its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, (the “SEC”), on March 14, 2024, (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2024 and 2023 and the accompanying notes for each respective period.

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
•
TerrAscend Michigan (“TerrAscend MI”), a wholly-owned operation with twenty dispensaries, and three cultivation and processing facilities;
•
TerrAscend California (“TerrAscend CA”), a wholly-owned operation with four dispensaries, and a cultivation facility; and
•
TerrAscend Canada Inc. (“TerrAscend Canada”), a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada").

Recent Developments

•
On April 30, 2024, the Company made a prepayment of the Ilera Term Loan of $3,200 at 100% to par.

Subsequent Transactions

•
On July 19, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan of $1,500 at par.

•
On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., WDB Holding MI, Inc., Moose Curve Holdings, LLC, and Hempaid, LLC, including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent (the “Agent”) entered into a Loan Agreement (the “FG Loan”). The FG Loan provides for a four-year, $140,000 senior-secured term loan with an initial draw on August 1, 2024, upon closing of the FG Loan, of $114,000 (the “Initial Draw”) and a delayed draw of $26,000 expected to occur on September 30, 2024 (the “Delayed Draw”). Proceeds from the Initial Draw were used to retire the Ilera Term Loan, the Stearns Loan and certain other indebtedness (collectively, the “Retired Loans”), in addition to being used for working capital and general corporate purposes. As a result, each outstanding obligation under the Retired Loans were repaid in full and subsequently terminated. The proceeds from the Delayed Draw will be used to retire the Chicago Atlantic Term Loan. The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. Certain funds controlled by the Company’s Executive Chairman, Jason Wild, a related party of the Company, have invested approximately $7,500 under the FG Loan.

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

Other operating (income) expense

Other operating (income) expense primarily represents (gains) losses on lease terminations and (gains) losses on disposal of fixed assets.

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

Loss (gain) on fair value of derivative liabilities and purchase option derivative assets

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

Results from Operations - Three Months Ended June 30, 2024 and June 30, 2023

The following tables represent the Company’s results from operations for the three months ended June 30, 2024 and 2023.

Revenue, net

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Revenue, net	$77,523	$72,124
$ change	$5,399
% change	7%

Revenue increased from $72,124 to $77,523 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily driven by the implementation of adult-use sales in Maryland and the Company's four Maryland acquisitions in 2023, as well as an increase in sales in New Jersey and Pennsylvania, partially offset by declines in California and Michigan.

Cost of sales

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Cost of sales	$39,840	$34,817
Non-cash adjustment of inventory	-	1,081
Total cost of sales	$39,840	$35,898
$ change	$3,942
% change	11%
Cost of sales as a % of revenue	51%	50%

The increase of $3,942, in cost of sales for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was mainly due to an increase in sales. Cost of sales as a percentage of revenue was relatively constant for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

General and administrative expense

	For the Three Months Ended
	June 30, 2024	June 30, 2023
General and administrative expense	$24,060	$30,476
$ change	$(6,416)
% change	-21%

The decrease of $6,416 in general and administrative expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, is primarily related to a bad debt recovery of $4,188 as well as an insurance recovery of $871.

Loss from revaluation of contingent consideration

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Loss from revaluation of contingent consideration	$1,827	$-
$ change	$1,827
% change	100%

The loss from the revaluation of contingent consideration for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to a loss on the revaluation of contingent liability for State Flower, The Apothecarium, and Peninsula acquisition resulting from a decrease in the Company's share price on June 30, 2024, as compared to March 31, 2024.

Gain on fair value of derivative liabilities and purchase option derivative assets

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Gain on fair value of derivative liabilities and purchase option derivative assets	$(2,922)	$(215)
$ change	$(2,707)
% change	1259%

The warrant liability was remeasured to fair value at June 30, 2024 using the Black-Scholes Model. The Company recognized a gain of $2,922 during the three months ended June 30, 2024 as a result of the reduction of the Company's share price from June 30, 2024, as compared to March 31, 2024.

During the three months ended June 30, 2023, the Company recognized a gain on fair value warrants of $215 as a result of the reduction of the Company's share price from June 30, 2023, as compared to March 31, 2023.

Other operating (income) expense

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Other operating (income) expense	$(1,186)	$10
$ change	$(1,196)
% change	11960%

During the three months ended June 30, 2024, Other operating (income) loss increased as compared to the three months ended June 30, 2023, primarily due to the Company recording a gain on lease termination of $1,169 related to its California business.

Provision for income taxes

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Provision for income taxes	$10,729	$6,448
$ change	$4,281
% change	66%

The change in provision for income taxes from $6,448 for the three months ended June 30, 2023 as compared to a provision for income taxes of $10,729 for the three months ended June 30, 2024 was primarily driven by a higher gross profit margin in the second quarter of 2024.

Results from Operations - Six Months Ended June 30, 2024 and June 30, 2023

The following tables represent the Company’s results from operations for the six months ended June 30, 2024 and 2023.

Revenue, net

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Revenue, net	$158,156	$141,522
$ change	$16,634
% change	12%

Revenue increased from $141,522 to $158,156 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily driven by the implementation of adult-use sales in Maryland and the Company's four Maryland acquisitions in 2023, as well as an increase in sales in New Jersey and Pennsylvania, partially offset by declines in California and Michigan.

Cost of sales

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cost of sales	$81,742	$70,315
Non-cash adjustment of inventory	-	1,081
Total cost of sales	$81,742	$71,396
$ change	$10,346
% change	14%
Cost of sales as a % of revenue	52%	50%

The increase of $10,346 in cost of sales for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was mainly due to an increase in sales. Cost of sales as a percentage of revenue was relatively constant for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

General and administrative expense

	For the Six Months Ended
	June 30, 2024	June 30, 2023
General and administrative expense	$52,068	$58,206
$ change	$(6,138)
% change	-11%

The decrease of $6,138 in general and administrative expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, is primarily related to a bad debt recovery of $4,188 as well as an insurance recovery of $871.

Loss from revaluation of contingent consideration

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Loss from revaluation of contingent consideration	$3,220	$-
$ change	$3,220
% change	100%

The loss from the revaluation of contingent consideration for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to a loss on the revaluation of contingent liability for State Flower, The Apothecarium, and Peninsula acquisition resulting from a decrease in the Company's share price on June 30, 2024, as compared to December 31, 2023.

Loss (gain) on fair value of derivative liabilities and purchase option derivative assets

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Gain on fair value of derivative liabilities and purchase option derivative assets	$(1,939)	$(653)
$ change	$(1,286)
% change	197%

The warrant liability was remeasured to fair value at June 30, 2024 using the Black-Scholes Model. The Company recognized a gain of $1,939 during the six months ended June 30, 2024 as a result of the reduction of the Company's share price from June 30, 2024, as compared to December 31, 2023.

During the six months ended June 30, 2023, the Company recognized a gain on fair value warrants of $653 as a result of the reduction of the Company's share price from June 30, 2023, as compared to December 31, 2022.

Impairment of property and equipment and right of use assets

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Impairment of property and equipment and right of use assets	$2,438	$28
$ change	$2,410
% change	8607%

During the six months ended June 30, 2024, the Company recorded an impairment of property and equipment of $2,438 due to the wind-down of one of its California dispensaries.

Other operating (income) expense

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Other operating (income) expense	$(1,186)	$317
$ change	$(1,503)
% change	474%

During the six months ended June 30, 2024, Other operating (income) loss increased as compared to the six months ended June 30, 2023, primarily due to the Company recording a gain on lease termination of $1,169 related to its California business.

Provision for income taxes

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Provision for income taxes	$20,400	$19,112
$ change	$1,288
% change	7%

The change in provision for income taxes from $19,112 for the six months ended June 30, 2023 as compared to a provision for income taxes of $20,400 for the six months ended June 30, 2024 was primarily driven by higher gross profit margin.

Liquidity and Capital Resources

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$27,378	$22,241
Restricted Cash	3,113	3,106
Current assets	104,807	102,889
Non-current assets	555,437	563,629
Current liabilities	77,457	207,000
Non-current liabilities	356,641	218,778
Working capital	27,350	(104,111)
Total shareholders' equity	$226,146	$240,740

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Liquidity and going concern

The Company previously concluded that substantial doubt existed as to its ability to continue as a going concern primarily due to the Company's current liabilities exceeding its current assets related to its loans maturing within the current year. On August 1, 2024, the Company entered into a four-year $140,000 senior secured term loan with an initial draw of $114,000 used to retire the majority of its loans coming due within the next year and a delayed draw of $26,000, expected to occur on September 30, 2024 which will be used to retire the Chicago Atlantic Term Loan resulting in positive net working capital for the Company. See Note 10 and Note 25 for more information regarding the refinancing.

Following the retiring and financing of the Company’s loans coming due within the next year , along with its ability to identify access to future capital, and continued improvement in cash flow from the Company's consolidated operations, management has determined that substantial doubt no longer exists in the Company's ability to continue as a going concern..

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $656,143 as of June 30, 2024.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

The Company has $191,625 in principal amounts of loans payable at June 30, 2024. Of this amount, $15,402 are due within the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $89,909 in lease obligations. Of this amount, $7,357 are due in the next twelve months.

The Company's undiscounted contingent consideration payable is $4,741 at June 30, 2024, of which, $2,632 is due in the next twelve months. The contingent consideration payable relates to the Company's acquisitions of Peninsula and the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The contingent considerations are based upon the price protection of Common Shares issued under the terms of the applicable acquisition agreements. The contingent considerations are measured at fair value using the Black-Scholes Model and revalued at the end of each reporting period.

At June 30, 2024, the Company had accounts payable and accrued liabilities of $46,918 and corporate income taxes payable of $3,184.

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

As of June 30, 2024, there was an outstanding principal amount of $68,927 under the Ilera Term Loan. Subsequent to June 30, 2024, the Company entered into a four-year $140,000 senior secured term loan that matures in August 2028, of which, the proceeds were used to retire the Ilera Term Loan and pay the outstanding principal amount of $68,927.

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

As of June 30, 2024, there was an outstanding principal amount of $24,196 under the Chicago Atlantic Term Loan. Subsequent to June 30, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan of $1,500 at par. On August 1, 2024, the Company entered into a four-year $140,000 senior secured term loan that matures in August 2028, of which, a portion of the proceeds will be used to retire the Chicago Atlantic Term Loan and pay the outstanding principal amount of $22,696.

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

As of June 30, 2024, there was an outstanding principal amount of $5,582 on the two promissory notes. The obligations are subject to restructuring upon the resolution of indemnity claims.

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

On June 22, 2023, TerrAscend NJ, LLC further agreed to an amendment to the Pelorus Term Loan to permit the Company to incur certain indebtedness. This amendment was not considered an extinguishment of debt under ASC 470, Debt. As of June 30, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

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

As of June 30, 2024, there was an outstanding principal amount of $24,638 under the Stearns Loan. Subsequent to June 30, 2024, the Company entered into a four-year $140,000 senior secured term loan that matures in August 2028, of which, the proceeds were used to retire the Stearns Loan and pay the outstanding principal amount of $24,638.

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

As of June 30, 2024, there was an outstanding principal amount of $19,115 under the promissory notes related to the Maryland acquisitions.

Stadium Ventures

In connection with the Gage Acquisition, the Company assumed existing indebtedness in the form of a promissory note in the amount of $4,065, which matures on December 31, 2024. The promissory note bears interest at a rate of 6%. As of June 30, 2024, there was an outstanding principal amount of $936 on the promissory note.

Class A Share of TerrAscend Growth

In connection with the Reorganization (see Note 3), TerrAscend Growth Corp. ("TerrAscend") issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of June 30, 2024, there was an outstanding principal amount of $1,000.

IHC Real Estate LP Loan

On June 26, 2023, the Company bought out the minority interest in IHC Real Estate LP and entered into a promissory note of $7,500. The promissory note carried an interest rate of 15% and matured on January 15, 2024. On June 28, 2023 and July 31, 2023, the Company made a payment of $1,500 and $1,000, respectively. On January 15, 2024, the Company paid off all amounts owed under the promissory note with a payment of $5,000.

Cash Flows

Cash flows provided by operating activities

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$26,380	$9,120

The increase of $17,260 in net cash provided by operating activities for the six months ended June 30, 2024 as compared to six months ended June 30, 2023 is due primarily to growth in revenue and gross margin while maintaining SG&A expenses relatively flat. Additionally, the change was driven by $2,881 of cash received for a bad debt recovery and an income tax refund related to the amended federal tax return for tax year 2020 in the amount of $8,371.

Cash flows used in investing activities

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net cash used in investing activities	$(4,828)	$(4,877)

The net cash used in investing activities for the six months ended June 30, 2024 primarily relates to the investment in property and equipment of $4,272.

Net cash used in investing activities for the six months ended June 30, 2023 primarily relates to the cash paid for the acquisition of three dispensaries in Maryland of $14,469. Additionally, the Company increased the investment in property and equipment by $5,426 during the six months ended June 30, 2023. The Company also recognized a disposal of fixed assets related to its discontinued operations of $14,285.

Cash flows (used in) provided by financing activities

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net cash (used in) provided by financing activities	$(16,791)	$4,416

Net cash used in financing activities for the six months ended June 30, 2024 was primarily due to net loan principal payments of $18,048 and distributions to minority partners of $2,283.

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

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates (i) Free cash flow from net cash provided by (used in) operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) Adjusted EBITDA from continuing operations as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, loss from revaluation of contingent consideration, gain on fair value of derivative liabilities and purchase option derivative assets, gain on lease termination, and certain other items, which management believes is not reflective of the ongoing operations and performance. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2024 and 2023:

		For the Three Months Ended		For the Six Months Ended
	Notes	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss		$(6,237)	$(13,476)	$(21,088)	$(36,245)
Loss from discontinued operations		—	621	—	4,212
Loss from continuing operations		(6,237)	(12,855)	(21,088)	(32,033)

Add (deduct) the impact of:
Provision for income taxes		10,729	6,448	20,400	19,112
Finance expenses		9,132	7,963	18,004	15,838
Amortization and depreciation		4,993	4,991	9,993	9,762
EBITDA from continuing operations	(a)	18,617	6,547	27,309	12,679
Add (deduct) the impact of:
Share-based compensation	(b)	1,960	1,981	3,445	3,694
Loss from revaluation of contingent consideration	(c)	1,827	—	3,220	—
Bad debt recovery	(d)	(4,169)	—	(4,169)	—
Unrealized and realized loss on investments	(e)	227	1,661	227	2,360
Unrealized and realized foreign exchange loss (gain)	(f)	104	(101)	389	(132)
Gain on disposal of fixed assets	(g)	(17)	—	(17)	—
Gain on lease termination	(h)	(1,169)	—	(1,169)	205
Gain on fair value of derivative liabilities and purchase option derivative assets	(i)	(2,922)	(215)	(1,939)	(653)
Other one-time items	(j)	1,176	2,932	2,134	4,290
Impairment of property and equipment and right of use assets	(k)	—	10	2,438	345
Employee Retention Credits and Transfer Fee	(l)	—	—	—	2,235
Adjusted EBITDA from continuing operations		$15,634	$12,815	$31,868	$25,023

The table below reconciles net cash provided by (used in) operating activities from continuing operations to free cash flow for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities - continuing operations	$26,380	$9,120
Capital expenditures for property and equipment	(4,272)	(4,504)
Free Cash Flow	$22,108	$4,616

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net (loss) income.
b)
Represents non-cash share-based compensation expense.
c)
Represents the revaluation of the Company's contingent consideration liabilities.
d)
Represents the recovery of one-time write offs of accounts receivable related to one customer that were deemed uncollectible.
e)
Represents unrealized and realized gain on fair value changes on strategic investments.
f)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
g)
Represents gain taken on write-down of property and equipment.
h)
Represents the gain taken as a result on lease termination and derecognition of right of use assets.
i)
Represents the gain on fair value of warrants, including effects of the foreign exchange of the U.S. denominated Preferred Share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
j)
Includes one-time fees incurred primarily in connection with the Company's acquisitions and other costs considered one-time in nature, such as expenses related to professional fees, consulting, legal, and accounting. These fees are not indicative of the Company's ongoing costs.
k)
Represents impairment charges taken on the Company's property and equipment.
l)
Represents income recorded from ERC as a result of the CARES Act and its transfer fee.

The increase in Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the implementation of adult-use sales in Maryland and the Company's four Maryland acquisitions in 2023 while cost of sales for the Company remained constant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or results of operations. As of June 30, 2024, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements, except for the proceedings described below.

Pure X Litigation

On August 9, 2023, AEY Capital LLC (“AEY”), a licensed subsidiary of the Company, filed a lawsuit in Oakland County Circuit Court (the “Oakland Court”) against Pure X, LLC (“Pure X”) seeking damages in the amount of $14,969 (the “AEY Claim”). The AEY Claim alleges breach of contract, quantum meruit/unjust enrichment, account stated and statutory conversion. AEY’s alleged damages were related to Pure X’s failure to pay for various cannabis products sold by AEY. This matter was settled between the parties and dismissed with prejudice by the Oakland Court on June 28, 2024.

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

TerrAscend Corp.

Date: August 8, 2024	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer (Principal Financial Officer)