Form 10-Q
period 2024-09-30
TerrAscend Corp.
filed 2024-11-06
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 292,286,858 common shares, no par value, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	2
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2024 and 2023	3
	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		47

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that TerrAscend Corp. (the "Issuer") believes are, or may be considered to be, “forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of the industry in which the Issuer, its subsidiaries, TerrAscend Growth Corp. ("TerrAscend") and its subsidiaries (collectively, the "Company") operate or the Company's prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "can", “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to:

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
•
the Company's future product offerings;

•
the Company’s ability to source and operate facilities in the United States;
•
the Company’s ability to integrate and operate the assets it acquires or may acquire in the future;
•
the Company's ability to protect its intellectual property;
•
the outcome of litigation to which the Company is party;
•
the possibility that the Company's products may be subject to product recalls and returns;
•
the Company’s expectations regarding its liquidity and the impact of its refinancing;
•
the Company's expectations regarding its share repurchase program; and
•
other risks and uncertainties, including those listed under the section titled "Risk Factors" in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,636	$22,241
Restricted cash	606	3,106
Accounts receivable, net	17,569	19,048
Investments	1,751	1,913
Inventory	51,424	51,683
Prepaid expenses and other current assets	7,720	4,898
Total current assets	105,706	102,889
Non-current assets
Property and equipment, net	190,526	196,215
Deposits	284	337
Operating lease right of use assets	42,061	43,440
Intangible assets, net	210,699	215,854
Goodwill	106,929	106,929
Other non-current assets	725	854
Total non-current assets	551,224	563,629
Total assets	$656,930	$666,518

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$46,381	$49,897
Deferred revenue	4,969	4,154
Loans payable, current	7,701	137,737
Contingent consideration payable, current	2,546	6,446
Operating lease liability, current	2,431	1,244
Derivative liability, current	756	—
Lease obligations under finance leases, current	1,821	2,030
Corporate income tax payable	11,075	4,775
Other current liabilities	775	717
Total current liabilities	78,455	207,000
Non-current liabilities
Loans payable, non-current	182,578	61,633
Operating lease liability, non-current	43,103	45,384
Lease obligations under finance leases, non-current	—	407
Derivative liability, non-current	1,727	5,162
Convertible debt	8,604	7,266
Deferred income tax liability	16,189	17,175
Contingent consideration payable, non-current	1,827	—
Liability on uncertain tax position and other long term liabilities	117,331	81,751
Total non-current liabilities	371,359	218,778
Total liabilities	449,814	425,778
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,350 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common shares, no par value, unlimited shares authorized; 292,394,258 and 288,327,497 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, no par value; 107,400 and nil shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	950,554	944,859
Accumulated other comprehensive income	2,166	1,799
Accumulated deficit	(746,665)	(704,162)
Non-controlling interest	1,061	(1,756)
Total shareholders' equity	207,116	240,740
Total liabilities and shareholders' equity	$656,930	$666,518

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue, net	$74,168	$89,240	$232,324	$230,762

Cost of sales	37,952	41,435	119,694	112,831

Gross profit	36,216	47,805	112,630	117,931

Operating expenses:
General and administrative	31,552	29,299	83,620	87,505
Amortization and depreciation	2,202	2,664	6,607	6,935
Impairment of property and equipment and right of use assets	—	—	2,438	28
Other operating expense (income)	8	(1,879)	(1,178)	(1,562)
Total operating expenses	33,762	30,084	91,487	92,906

Income from operations	2,454	17,721	21,143	25,025

Other expense (income)
Loss (gain) from revaluation of contingent consideration	327	(645)	3,547	(645)
Loss on extinguishment of debt	1,662	—	1,662	—
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	(669)	3,217	(2,608)	2,564
Finance and other expenses	8,408	10,083	25,888	28,341
Transaction and restructuring costs	—	—	—	392
Unrealized and realized foreign exchange (gain) loss	(214)	(43)	175	(175)
Unrealized and realized (gain) loss on investments	(14)	5	213	2,365
(Loss) income from continuing operations before provision for income taxes	(7,046)	5,104	(7,734)	(7,817)
Provision for income taxes	14,373	13,543	34,773	32,655
Net loss from continuing operations	$(21,419)	$(8,439)	$(42,507)	$(40,472)

Discontinued operations:
Loss from discontinued operations, net of tax	$—	$(232)	$—	$(4,444)
Net loss	$(21,419)	$(8,671)	$(42,507)	$(44,916)

Foreign currency translation adjustment	291	(280)	(367)	475
Comprehensive loss	$(21,710)	$(8,391)	$(42,140)	$(45,391)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(23,148)	$(10,601)	$(48,383)	$(46,963)
Non-controlling interests	$1,729	$2,162	$5,876	$6,491

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(23,439)	$(10,553)	$(48,016)	$(51,882)
Non-controlling interests	$1,729	$2,162	$5,876	$6,491

Net loss per share - basic:
Continuing operations	$(0.08)	$(0.04)	$(0.17)	$(0.17)
Discontinued operations	—	—	—	(0.02)
Net loss per share - basic	$(0.08)	$(0.04)	$(0.17)	$(0.19)

Weighted average number of outstanding common shares	291,647,146	287,072,972	291,252,902	276,562,869

Net loss per share - diluted:
Continuing operations	$(0.08)	$(0.04)	$(0.17)	$(0.17)
Discontinued operations	—	—	—	$(0.02)
Net loss per share - diluted	$(0.08)	$(0.04)	$(0.17)	$(0.19)

Weighted average number of outstanding common shares, assuming dilution	291,647,146	287,072,972	291,252,902	276,562,869

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2022	259,624,531	76,996,538	12,608	600	349,829,273	$934,972	$2,085	(618,260)	2,374	$321,171
Shares issued - stock options, warrant and RSU exercises	392,846	—	—	—	392,846	81	—	—	—	81
Shares, options and warrants issued - acquisitions	471,681	—	—	—	471,681	743	—	—	—	743
Shares, options and warrants issued - legal settlement	402,185	—	—	—	402,185	593	—	—	—	593
Shares issued- conversion	13,762,500	(13,504,500)	(258)	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,713	—	—	—	1,713
Options and warrants expired/forfeited	—	—	—	—	—	(1,698)	—	1,698	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,884)	(1,884)
Net loss for the period	—	—	—	—	—	—	—	(24,955)	2,186	(22,769)
Foreign currency translation adjustment	—	—	—	—	—	—	(347)	—	—	(347)
Balance at March 31, 2023	274,653,743	63,492,038	12,350	600	351,095,985	$936,404	$1,738	$(641,517)	$2,676	$299,301
Shares issued - stock options, warrant and RSU exercises	1,078	—	—	—	1,078	—	—	—	—	—
Shares, options and warrants issued - acquisitions	5,442,282	—	—	—	5,442,282	7,857	—	—	—	7,857
Shares, options and warrants issued - legal settlement	130,000	—	—	—	130,000	201	—	—	—	201
Private placement net of share issuance costs	6,580,677	—	—	—	6,580,677	7,507	—	—	—	7,507
Share-based compensation expense	—	—	—	—	—	1,981	—	—	—	1,981
Options and warrants expired/forfeited	—	—	—	—	—	(3,514)	—	3,514	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,531)	(1,531)
Acquisition of non-controlling interest	—	—	—	—	—	(6,177)	—	—	(1,323)	(7,500)
Net loss for the period	—	—	—	—	—	—	—	(15,620)	2,144	(13,476)
Foreign currency translation adjustment	—	—	—	—	—	—	(408)	—	—	(408)
Balance at June 30, 2023	286,807,780	63,492,038	12,350	600	363,250,022	$944,259	$1,330	$(653,623)	$1,966	$293,932
Shares issued - stock options, warrant and RSU exercises	462,734	—	—	—	462,734	17	—	—	—	17
Warrants issued for services performed	—	—	—	—	—	1,000	—	—	—	1,000
Share-based compensation expense	—	—	—	—	—	1,775	—	—	—	1,775
Options and warrants expired/forfeited	—	—	—	—	—	(2,381)	—	2,381	—	—
Capital distributions	—	—	—	—	—	—	—	—	(3,551)	(3,551)
Net loss for the period	—	—	—	—	—	—	—	(10,833)	2,162	(8,671)
Foreign currency translation adjustment	—	—	—	—	—	—	280	—	—	280
Balance at September 30, 2023	287,270,514	63,492,038	12,350	600	363,712,756	$944,670	$1,610	$(662,075)	$577	$284,782

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	364,769,739	—	$944,859	$1,799	$(704,162)	$(1,756)	$240,740
Shares issued - stock options, warrant and RSU exercises	69,229	—	—	—	69,229	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,485	—	—	—	1,485
Options and warrants expired/forfeited	—	—	—	—	—	—	(3,819)	—	3,819	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(337)	(337)
Acquisition of non-controlling interest	2,888,088	—	—	—	2,888,088	—	3,300	—	—	1,374	4,674
Net loss for the period	—	—	—	—	—	—	—	—	(17,055)	2,204	(14,851)
Foreign currency translation adjustment	—	—	—	—	—	—	—	398	—	—	398
Balance at March 31, 2024	291,284,814	63,492,038	12,350	600	367,727,056	—	$945,825	$2,197	$(717,398)	$1,485	$232,109
Shares issued - stock options, warrant and RSU exercises	222,616	—	—	—	222,616	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,960	—	—	—	1,960
Options and warrants expired/forfeited	—	—	—	—	—	—	(1,988)	—	1,988	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(1,946)	(1,946)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—	—	—	(8,180)	1,943	(6,237)
Foreign currency translation adjustment	—	—	—	—	—	—	—	260	—	—	260
Balance at June 30, 2024	291,507,430	63,492,038	12,350	600	367,949,672	—	$945,797	$2,457	$(723,590)	$1,482	$226,146
Shares issued - stock options, warrant and RSU exercises	12,098	—	—	—	12,098	—	—	—	—	—	—
Shares issued - price protection adjustment	874,730	—	—	—	874,730	—	693	—	—	—	693
Share-based compensation expense	—	—	—	—	—	—	4,275	—	—	—	4,275
Options and warrants expired/forfeited	—	—	—	—	—	—	(73)	—	73	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(2,150)	(2,150)
Repurchases of common shares, including excise tax	—	—	—	—	—	107,400	(138)	—	—	—	(138)
Net loss for the period	—	—	—	—	—	—	—	—	(23,148)	1,729	(21,419)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(291)	—	—	(291)
Balance at September 30, 2024	292,394,258	63,492,038	12,350	600	368,836,500	107,400	$950,554	$2,166	$(746,665)	$1,061	$207,116

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Operating activities
Net loss from continuing operations	$(42,507)	$(40,472)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash adjustments of inventory	—	728
Accretion expense	9,162	7,497
Depreciation of property and equipment and amortization of intangible assets	15,029	15,179
Amortization of operating right-of-use assets	2,185	1,630
Share-based compensation	7,720	5,469
Deferred income tax (recovery) expense	(986)	1,099
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	(2,608)	2,564
Gain on disposal of fixed assets	(9)	(1,534)
Unrealized and realized loss on investments	213	2,365
Loss (gain) from revaluation of contingent consideration	3,547	(645)
Impairment of property and equipment and right of use assets	2,438	—
Gain on lease termination and derecognition of finance lease	(1,220)	—
Bad debt recovery	(1,136)	—
Loss on extinguishment of debt	1,662	—
Unrealized and realized foreign exchange loss (gain)	175	(175)
Changes in operating assets and liabilities
Receivables	428	(5,224)
Inventory	1,559	(10,750)
Prepaid expense and other current assets	(1,303)	(808)
Deposits	53	411
Other assets	77	718
Accounts payable and accrued liabilities and other payables	(7,812)	7,395
Operating lease liability	(1,804)	(1,566)
Other liability	(473)	1,542
Uncertain tax position liabilities	36,698	—
Corporate income tax payable	6,300	35,140
Deferred revenue	815	1,149
Net cash provided by operating activities- continuing operations	28,203	21,712
Net cash used in operating activities - discontinued operations	—	(3,660)
Net cash provided by operating activities	28,203	18,052

Investing activities
Investment in property and equipment	(4,623)	(6,224)
Investment in note receivable, net of interest received	(1,523)	—
Investment in intangible assets	(115)	(262)
Insurance recovery for property and equipment	871	—
Success fees related to Alternative Treatment Center license	—	(3,750)
Receipt of convertible debenture payment	—	738
Payment for land contracts	(630)	(1,047)
Cash portion of consideration paid in acquisitions, net of cash of acquired	(250)	(17,032)
Net cash used in investing activities - continuing operations	(6,270)	(27,577)
Net cash provided investing activities - discontinued operations	—	14,285
Net cash used in investing activities	(6,270)	(13,292)

Financing activities
Transfer of Employee Retention Credit	—	12,677
Proceeds from loan payable, net of transaction costs	129,382	23,869
Proceeds from options and warrants exercised	—	81
Loan principal paid	(144,771)	(46,029)
Loan amendment fee paid and prepayment premium paid	—	(1,178)
Capital distributions paid to non-controlling interests	(4,433)	(6,966)
Proceeds from private placement, net of share issuance costs	—	21,260
Payments made for financing obligations and finance lease	(356)	(1,158)
Repurchases of common shares	(138)	—
Net cash (used in) provided by financing activities- continuing operations	(20,316)	2,556
Net cash used in financing activities- discontinued operations	—	(5,539)
Net cash used in financing activities	(20,316)	(2,983)

Net increase in cash and cash equivalents and restricted cash during the period	1,617	1,777
Net effects of foreign exchange	278	(24)
Cash and cash equivalents and restricted cash, beginning of the period	25,347	26,763
Cash and cash equivalents and restricted cash, end of the period	$27,242	$28,516

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental disclosure with respect to cash flows
Cash received for income tax, net	$(8,449)	$(4,582)
Interest paid	17,931	16,683
Lease termination fee paid	271	217
Non-cash transactions
Equity and warrant liability issued for acquisitions and non-controlling interest	$4,674	$8,600
Equity issued for price protection on contingent consideration	693	—
Accrued capital purchases	526	936
Warrant issued as consideration for services	—	1,000
Promissory note issued as consideration for acquisitions	—	11,689
Shares issued for legal and liability settlement	—	794

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

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the year ended December 31, 2024, or any other interim or future periods.

The accompanying Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2023 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the "SEC") on March 14, 2024 (the "Annual Report"). There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

policies of the Company’s audited consolidated financial statements for the year ended December 31, 2023 in the Company's Annual Report .

The accompanying Consolidated Financial Statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

The Company previously concluded that substantial doubt existed as to its ability to continue as a going concern primarily due to the Company's current liabilities exceeding its current assets related to its loans maturing within the current year. During the period ended on September 30, 2024, the Company entered into a four-year $140,000 senior secured term loan which was primarily used to retire a majority of the Company's loans coming due within the next year. See Note 10 for more information regarding the refinancing.

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

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	September 30, 2024	December 31, 2023
Trade receivables	$17,888	$28,403
Sales tax receivable	677	408
Other receivables	181	1,154
Provision for current expected credit losses	(1,177)	(10,917)
Total receivables, net	$17,569	$19,048

	September 30, 2024	December 31, 2023
Trade receivables	$17,888	$28,403
Less: provision for current expected credit losses	(1,177)	(10,917)
Total trade receivables, net	$16,711	$17,486

Of which
Current	10,988	13,799
31-90 days	3,118	2,837
Over 90 days	3,782	11,767
Less: current expected credit losses	(1,177)	(10,917)
Total trade receivables, net	$16,711	$17,486

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

5.
Acquisitions

Contingent consideration

The balances of the Company's contingent considerations are as follows:

	State Flower	Apothecarium	Peninsula	Total
Carrying amount, December 31, 2023	$1,406	$3,028	$2,012	$6,446
Settlement of contingent consideration	(1,335)	(3,592)	—	(4,927)
Payments of contingent consideration	(188)	(505)	—	(693)
Loss on revaluation of contingent consideration	817	2,196	534	3,547
Carrying amount, September 30, 2024	$700	$1,127	$2,546	$4,373
Less: current portion	—	—	(2,546)	(2,546)
Non-current contingent consideration	$700	$1,127	$—	$1,827

On January 19, 2024, the Company amended the original purchase agreement and issued an aggregate of 2,888,088 Common Shares and paid $250 of cash to the sellers of its previously acquired State Flower and The Apothecarium businesses. The issuance of Common Shares fully settled the previous contingent consideration balances. The Company provided price protection on the Common Shares issued. On September 13, 2024, the Company issued an additional 874,730 Common Shares related to the price protection clause using the Black-Scholes Option Pricing Model ("Black-Scholes Model").

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	September 30, 2024	December 31, 2023
Raw materials	$459	$378
Finished goods	19,569	18,821
Work in process	27,755	28,451
Accessories, supplies and consumables	3,641	4,033
Total inventory	$51,424	$51,683

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the disposed of operations. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to the Canadian Licensed Producer business. The results of discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue, net	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	—	144	—	900
Amortization and depreciation	—	-	—	48
Impairment of property and equipment	—	—	—	3,036
Total operating expenses	—	144	—	3,984

Loss from discontinued operations	—	(144)	—	(3,984)
Other expense
Finance and other expenses	—	88	—	460
Net loss from discontinued operations	$—	$(232)	$—	$(4,444)

8.
Property and equipment

Property and equipment consisted of:

	September 30, 2024	December 31, 2023
Land	$6,452	$6,103
Assets in process	18,772	24,211
Buildings & improvements	159,684	151,989
Machinery & equipment	36,648	35,370
Office furniture & equipment	9,251	9,066
Assets under finance leases	1,489	2,362
Total cost	232,296	229,101
Less: accumulated depreciation	(41,770)	(32,886)
Property and equipment, net	$190,526	$196,215

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service. During the nine months ended September 30, 2024, the Company recorded an impairment loss of certain property and equipment of $2,438 due to the wind-down of one of its California dispensaries.

As of September 30, 2024 and December 31, 2023, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $3,128 and $9,220 for the three and nine months ended September 30, 2024, respectively ($2,110 and $6,250 included in cost of sales) and $2,481 and $9,133 for the three and nine months ended September 30, 2023, respectively ($2,029 and $6,069 included in cost of sales).

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At September 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,609	$(2,236)	$373
Licenses	187,759	(24,405)	163,354
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	190,648	(26,921)	163,727
Indefinite lived intangible assets
Brand intangibles	46,972	—	46,972
Total indefinite lived intangible assets	46,972	—	46,972
Intangible assets, net	$237,620	$(26,921)	$210,699

At December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,050	$(720)	$1,330
Licenses	186,624	(20,216)	166,408
Brand intangibles	1,144	(1,144)	—
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	190,098	(22,360)	167,738
Indefinite lived intangible assets
Brand intangibles	48,116	—	48,116
Total indefinite lived intangible assets	48,116	—	48,116
Intangible assets, net	$238,214	$(22,360)	$215,854

Amortization expense was $1,895 and $5,767 for the three and nine months ended September 30, 2024, respectively, ($724 and $2,172 included in cost of sales) and $2,878 and $5,987 for the three and nine months ended September 30, 2023 ($725 and $2,175 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2024	$1,858
2025	7,433
2026	7,422
2027	7,343
2028	7,292
Thereafter	132,379
Total	$163,727

As of September 30, 2024, the weighted average amortization period remaining on intangible assets was 24.7 years.

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2023	$106,929
Additions at acquisition date	-
Impairment of goodwill	-
Balance at September 30, 2024	$106,929

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

10.
Loans payable

The Company's loans payable consisted of the following:

	September 30, 2024	December 31, 2023
Ilera term loan retired August 2024
Principal amount	$—	$76,927
Deferred financing cost	—	(3,191)
Net carrying amount	$—	$73,736

Stearns loan retired August 2024
Principal amount	$—	$24,809
Deferred financing cost	—	(791)
Net carrying amount	$—	$24,018

Chicago Atlantic term loan retired September 2024
Principal amount	$—	$24,611
Deferred financing cost	—	—
Net carrying amount	$—	$24,611

Pelorus term loan due October 2027
Principal amount	$45,478	$45,478
Deferred financing cost	(1,242)	(1,490)
Net carrying amount	$44,236	$43,988

Maryland Acquisition loans (1)
Principal amount	$18,576	$19,873
Unamortized discount	(902)	(1,403)
Net carrying amount	$17,674	$18,470

FocusGrowth loan due August 2028
Principal amount	$140,000	$—
Unamortized discount and deferred financing cost	(13,439)	—
Exit fee accretion	129	—
Net carrying amount	$126,690	$—

Other loans	$1,679	$2,698
Short-term debt	—	11,849
Total debt	$190,279	$199,370

Loans payable, current	7,701	137,737
Loans payable, non-current	182,578	61,633

Total principal	$205,733	$206,453

(1) For maturity breakout, refer to Maryland Acquisition Loans section below.

Total interest paid on all loan payables was $5,332 and $17,931 for the three and nine months ended September 30, 2024, respectively, and $7,424 and $16,683 for the three and nine months ended September 30, 2023, respectively. The Company had accrued interest on loans payable of $2,112 and $3,491 as of September 30, 2024 and December 31, 2023, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

FocusGrowth Term Loan

On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement (the “FG Loan”). The FG Loan provides for a four-year, $140,000 senior-secured term loan with an initial draw on August 1, 2024 of $114,000 (the “Initial Draw”) and a delayed draw on September 30, 2024 of $26,000 (the “Delayed Draw”). Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment or loan’s maturity date.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Proceeds from the FG Loan were used to retire the Ilera Term Loan, the Stearns Loan, the Chicago Atlantic Term Loan and certain other short-term indebtedness (collectively, the “Retired Loans”), in addition to being used for working capital and general corporate purposes. Each outstanding obligation under the Retired Loans was repaid in full and subsequently terminated.

As of September 30, 2024, there was an outstanding principal amount of $140,000 under the FG Loan.

Chicago Atlantic Term Loan

In connection with the acquisition of Gage Growth on March 10, 2022 (the "Gage Acquisition"), the Company assumed a senior secured term loan that was amended to provide an amount of $25,000 (the “Chicago Atlantic Term Loan”) bearing an interest rate equal to the greater of (i) the U.S. "prime rate" plus 6.00%, and (ii) 13.0% and was set to mature on November 1, 2024. The Chicago Atlantic Loan was secured by a first lien on all Gage Growth assets.

On July 19, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan of $1,500 at par. On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Delayed Draw, which occurred on September 30, 2024, was used to retire the then outstanding principal of the Chicago Atlantic Term Loan in the amount of $22,557. Due to the early retirement of the Chicago Atlantic Term Loan, the Company paid an exit fee of $500 and recognized a loss on extinguishment of debt of $500 on the Consolidated Statements of Operations and Comprehensive Loss.

Ilera Term Loan

On December 18, 2020, WDB Holding PA, a subsidiary of TerrAscend, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 ("Ilera Term Loan"). The Ilera Term Loan was solely secured by the Company’s Pennsylvania-based Ilera Healthcare LLC (“Ilera”). The Ilera Term Loan bore interest at 12.875% and was set to mature on December 17, 2024.

On January 2, 2024, the Company completed a prepayment of the Ilera Term Loan of $4,800 at the prepayment price of 100% to par. On April 30, 2024, the Company made a prepayment of $3,200 of the Ilera Term Loan, at the prepayment price of 100% to par. In accordance with ASC 470, Debt, these amendments were not considered extinguishment of debt.

On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Initial Draw was used to retire the Ilera Term Loan and pay the outstanding principal amount of $68,927. Due to the early retirement of the Ilera Term Loan, the Company recognized a loss on extinguishment of debt of $1,272 on the Consolidated Statements of Operations and Comprehensive Loss.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its Allegany Medical Marijuana Dispensary ("AMMD") dispensary in Cumberland, Maryland ("Stearns Loan"). The Stearns Loan bore an interest rate of prime plus 2.25% and was set to mature on December 26, 2024.

On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Initial Draw was used to retire the Stearns Loan and pay the outstanding principal amount of $24,638. Due to the early retirement of the Stearns Loan, the Company recognized a loss on extinguishment of debt of $369 on the Consolidated Statements of Operations and Comprehensive Loss.

Pelorus Term Loan

On October 11, 2022, subsidiaries of, TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan (the “Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan is based on a variable rate tied to the one month Secured Overnight Financing Rate ("SOFR"), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months and matures on October 11, 2027. The base rate is defined as, on any day, the greatest of: (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month Secured Overnight Financing Rate ("SOFR") in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA and certain other subsidiaries of TerrAscend and are secured by all of the assets of TerrAscend's New Jersey businesses and certain assets of TerrAscend's Maryland business, including certain real estate in Maryland. The Pelorus Term Loan is not secured by any of the MD dispensaries.

As of September 30, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

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

As of September 30, 2024, there was an outstanding principal amount of $18,576 under the Maryland Acquisition Loans.

Other loans

Stadium Ventures

In connection with the Gage Acquisition, the Company assumed existing indebtedness in the form of a promissory note in the amount of $4,500, which was set to mature on January 1, 2025 ("Stadium Ventures Note"). The promissory note bore interest at a rate of 6%.

As of September 30, 2024, there was an outstanding principal amount of $539 under the Stadium Ventures Note. On October 1, 2024, the Company paid the outstanding principal amount of $539 and retired the promissory note (see Note 25).

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

On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Initial Draw was used to retire certain short-term debt and pay an outstanding principal amount of $1,333. The Company recognized a gain on extinguishment of debt of $45 on the Consolidated Statements of Operations and Comprehensive Loss.

On August 13, 2024, the Company paid off and retired two promissory notes from the Pinnacle Acquisition with a payment of $5,582. The Company recognized a gain on extinguishment of debt of $434 on the Consolidated Statements of Operations and Comprehensive Loss.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

September 30, 2024
2024	$1,383
2025	7,942
2026	10,925
2027	44,483
2028 (1)	141,000
Thereafter	—
Total principal payments	$205,733

(1) Balance excludes the Exit Fee, as described above within this note.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices and retail. The operating lease periods generally range from 1 to 25 years. The Company had one finance lease at September 30, 2024 and two finance leases at December 31, 2023.

Amounts recognized in the consolidated balance sheet were as follows:

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$42,061	$43,440

Operating lease liability classified as current	2,431	1,244
Operating lease liability classified as non-current	43,103	45,384
Total operating lease liabilities	$45,534	$46,628

Finance leases:
Property and equipment, net	$1,382	$2,112

Lease obligations under finance leases classified as current	1,821	2,030
Lease obligations under finance leases classified as non-current	-	407
Total finance lease obligations	$1,821	$2,437

The Company recognized operating lease expense of $1,860 and $5,884 for the three and nine months ended September 30, 2024, respectively, and $1,747 and $4,198 for the three and nine months ended September 30, 2023, respectively.

Other information related to operating leases at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	12.2	12.5
Finance leases	1.0	1.2

Weighted-average discount rate
Operating leases	11.45%	11.43%
Finance leases	9.44%	9.47%

Supplemental cash flow information related to leases are as follows:

	September 30, 2024	December 31, 2023
Cash paid for amounts included in measurement of operating lease liabilities	$5,560	$6,264
Right-of-use assets obtained in exchange for operating lease obligations	1,594	16,603
Cash paid for amounts included in measurement of finance lease liabilities	75	153

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
2024	$1,831	$—	$1,831
2025	7,433	2,000	9,433
2026	7,205	—	7,205
2027	7,089	—	7,089
2028	6,888	—	6,888
Thereafter	57,403	—	57,403
Total lease payments	87,849	2,000	89,849
Less: interest	(42,315)	(179)	(42,494)
Total lease liabilities	$45,534	$1,821	$47,355

12.
Convertible Debt

The Company's convertible debt consisted of the following:

	September 30, 2024	December 31, 2023
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	2,106	768
Net carrying amount	$8,604	$7,266

The Company had $986 of accrued interest on convertible debt as of September 30, 2024 and no accrued interest on convertible debt as of December 31, 2023, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

13.
Shareholders' equity

Share Repurchase Authorization

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of the Company’s common shares (“Shares”). The share repurchase program authorizes the Company to repurchase up to 10,000,000 common shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Shares daily, which represents 25% of the Company’s average daily trading volume on the Toronto Stock Exchange of 261,445 Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

During the third quarter of 2024, the Company repurchased 107,400 common shares under the share repurchase program for total consideration of approximately $133. As of September 30, 2024, the Company had a total of 9,892,600 shares remaining that can be authorized for repurchase.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Shares repurchased	107,400	—	107,400	—
Weighted average price per share	$1.24	$—	$1.24	$—
Total cost	$133	$—	$133	$—
Excise tax (1)	$5	$—	$5	$—

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2024.

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	23,330,542	818,927	$4.56	8.74
Granted	344,140	344,140	2.17	2.75
Expired	(117,148)	(117,148)	7.00	—
Outstanding, September 30, 2024	23,557,534	1,045,919	$4.41	7.96

The weighted-average exercise price in the above table is denominated in a currency that is different from the functional currency of the Company and can influence the USD conversion.

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	3,590,334	—	$1.95	1.48
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, September 30, 2024	3,590,334	—	$1.95	0.73

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	$3,553	$845	$5,640	$3,542
Restricted share units	722	930	2,080	1,927
Total share-based payments	$4,275	$1,775	$7,720	$5,469

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

During the period ended September 30, 2024, the Company modified the expiration date of certain stock options from five to ten years, resulting in a one-time adjustment of $1,527 on the Consolidated Statements of Operations and Comprehensive Loss.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2023	16,278,380	4.74	$3.35	$658
Granted	2,375,000	—	2.30	—
Exercised	(30,625)	—	1.55	—
Forfeited	(522,626)	—	2.45	—
Expired	(1,672,533)	—	3.33	—
Outstanding, September 30, 2024	16,427,596	5.98	$3.28	$141
		.
Exercisable, September 30, 2024	11,909,430	5.02	$3.55	$130

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on September 30, 2024 and December 31, 2023, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on September 30, 2024 and December 31, 2023, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Common Shares on the exercise date and the price paid by the option holder to exercise the option) related to stock options exercised is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Exercised	$1	$7	$6	$558

The fair value of the various stock options granted were estimated using the Black-Scholes Model with the following assumptions:

	September 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.18 - $2.14	$1.25 - $2.05
Volatility	77.54% - 78.31%	77.79% - 80.16%
Risk-free interest rate	3.18% - 4.45%	2.85% - 4.26%
Expected life (years)	4.01 - 10.01	9.78 - 10.01
Dividend yield	0.00%	0.00%

Volatility was estimated by using the historical volatility of the Company's stock price in USD as reflected on the OTCQX. In prior periods, the Company’s fair value calculations for stock options were consistently reported in USD. However, the stock price assumption used in calculating the fair value was previously stated in CAD. Effective as of the current period, the stock price assumption has been updated to reflect a USD-denominated stock price for consistency in financial reporting. The fair value amounts reported in prior periods remain unchanged, as the fair value itself has always been presented in USD. The expected life in years represents the period of time that the options issued are expected to be outstanding. The risk-free rate is based on U.S. treasury bond issues with a remaining term approximately equal to the expected life of the options. Dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

The total estimated fair value of stock options that vested during the nine months ended September 30, 2024 and 2023 was $5,647 and $4,587, respectively. As of September 30, 2024, there was $6,677 of total unrecognized compensation cost related to unvested options.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Restricted Share Units

The following table summarizes the activities for the RSUs for the nine months ended September 30, 2024:

Number of RSUs
Outstanding, December 31, 2023	1,078,584
Granted	2,449,011
Vested	(342,510)
Forfeited	(155,617)
Outstanding, September 30, 2024	3,029,468

As of September 30, 2024, there was $4,262 of total unrecognized compensation cost related to unvested RSUs.

15.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend's New Jersey operations.

On January 19, 2024, the Company reduced its non-controlling interest through the acquisition of the remaining 50.1% equity in both State Flower and the three Apothecarium dispensaries in California. The carrying amount of non-controlling interest was adjusted by $1,374 and recognized in additional paid in capital and attributed to the parent's equity holders.

The following table summarizes the non-controlling interest activity for the nine months ended September 30, 2024:

	September 30, 2024	December 31, 2023
Opening carrying amount	$(1,756)	$2,374
Capital distributions	(4,433)	(11,622)
Acquisition of non-controlling interest	1,374	(1,323)
Net income attributable to non-controlling interest	5,876	8,815
Ending carrying amount	$1,061	$(1,756)

16.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At September 30, 2024, amounts due to/from related parties consisted of:

(a)
Loans payable: During the period ended September 30, 2024, a related person, who is a key stakeholder of the Company, participated in the FG Loan (see Note 10), which makes up $5,500 of the total loan principal balance at September 30, 2024.
17.
Income taxes

The Company's effective tax rate was (204)% and (450)% for the three and nine months ended September 30, 2024 and (265)% and (418)% for the three and nine months ended September 30, 2023.

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

For the Nine Months Ended September 30, 2024
Balance, beginning of period	$84,485
Increases based on tax positions related to prior years	31,378
Additions based on tax positions related to the current year	23,746
Expirations of applicable statutes of limitations	—
Settlements with tax authorities	—
Ending carrying amount	$139,609

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

For the Nine Months Ended September 30, 2024
Balance, beginning of period	$77,084
Increases based on tax positions related to prior years	12,633
Additions based on tax positions related to the current year	20,305
Additions based on refunds received related to prior years	8,371
Reclass of tax payments on deposit	(2,068)
Ending carrying amount	$116,325

The Company had an unrecognized tax benefits of $139,609 and $84,485 as of September 30, 2024 and December 31, 2023, respectively. The increase in uncertain tax positions is primarily due to legal interpretations that challenge the Company's tax liability under the Code (“280E Tax Position”). The Company believes that it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months due to its 280E Tax Position. Of the unrecognized tax benefits amounts, $13,900 and $10,459 as of September 30, 2024 and December 31, 2023, respectively, is unrelated to its 280E Tax Position. The unrecognized tax liabilities are combined with other long term liabilities of $1,006 and $4,667 as at September 30, 2024 and December 31, 2023, respectively, on the consolidated balance sheets.

Related to its 280E Tax Position, the Company has filed all of its amended federal and state returns for tax years 2020 through 2022. During the period ended September 30, 2024, the Company received refunds related primarily to the amended federal tax return for tax year 2020 in the amount of $8,699, including interest. During the period ended September 30, 2024, the Company's 2021 amended federal income tax return, which requests a refund of $14,940, was selected for a routine examination by the Internal Revenue Service. The Company does not currently anticipate completion of the audit within the next twelve months. Subsequent to the period ended September 30, 2024, upon the expiration of the statute of limitations associated with tax year 2020, the Company expects to release a portion of its uncertain tax benefits in the amount of $8,361.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Office and general	$3,484	$4,785	$11,035	12,613
Professional fees	3,158	1,923	10,059	10,399
Lease expense	1,933	1,916	5,957	4,454
Facility and maintenance	1,331	1,125	3,690	3,733
Salaries and wages	15,381	15,716	45,251	43,546
Share-based compensation	4,275	1,775	7,720	5,469
Sales and marketing	1,819	1,909	4,777	7,164
Bad debt expense (recovery)	171	150	(3,998)	127
Insurance recovery for property and equipment	—	—	(871)	—
Total	$31,552	$29,299	$83,620	$87,505

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Retail	$51,036	$66,142	$158,134	$179,817
Wholesale	23,132	23,098	74,190	50,945
Total	$74,168	$89,240	$232,324	$230,762

For the three and nine months ended September 30, 2024 and 2023, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and accretion	$8,610	$10,203	$26,614	$26,041
Employee retention credits and transfer fee	—	—	—	2,235
Other (income) expense	(202)	(120)	(726)	65
Total	$8,408	$10,083	$25,888	$28,341

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

Geography

The Company has subsidiaries located in Canada and the United States. For the three months ended September 30, 2024, net revenue was primarily generated from sales in the United States. As a result of the Reorganization (see Note 3), the Company consolidated its retail location in Canada and generated net revenue of $279 and $817 the three and nine months ended September 30, 2024, respectively.

The Company had non-current assets by geography of:

	September 30, 2024	December 31, 2023
United States	$550,687	$562,854
Canada	537	775
Total	$551,224	$563,629

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

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company is in compliance with its debt covenants as of September 30, 2024. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants. Other than these items related to loans payable, the Company is not subject to externally imposed capital requirements.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At September 30, 2024			At December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$26,636	—	—	$22,241	—	—
Restricted cash	606	—	—	3,106	—	—
Total Assets	$27,242	—	—	$25,347	—	$—
Liabilities
Contingent consideration payable	—	4,373	—	—	2,012	4,434
Detachable warrants	—	1,727	—	—	3,332	—
Bifurcated conversion options	—	756	—	—	1,830	—
Total Liabilities	$—	$6,856	$—	$—	$7,174	$4,434

There were no transfers between the levels of fair value hierarchy during the three and nine months ended September 30, 2024.

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

Level 2

The following table summarizes the changes in the derivative liability for the nine months ended September 30, 2024:

Balance at December 31, 2023	$5,162
Fair value gain on revaluation of warrants and conversion option	(2,608)
Effects of movements in foreign exchange	(71)
Balance at September 30, 2024	$2,483

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

Detachable Warrants

The detachable warrants issued as a part of the June 2023 private placement (Note 13) have been measured at fair value as of September 30, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	September 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.29	$1.63
Option exercise price	$1.95	$1.95
Annual volatility	85.9%	74.7%
Annual risk-free rate	3.98%	4.23%
Expected term (in years)	0.73	1.48

Bifurcated conversion options

The conversion option issued as a part of the June and August 2023 private placement (Note 12) has been measured at fair value as of September 30, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	September 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.29	$1.63
Option exercise price	$2.01	$2.01
Annual volatility	73.1%	70.1%
Annual risk-free rate	4.71%	4.23%
Expected term (in years)	1.73 - 1.84	2.48 - 2.59

Contingent Consideration Payable

The fair value of the Peninsula Contingent Consideration was calculated using the Black-Scholes Model. Key inputs and assumptions were as follows:

	September 30, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$1.29	$1.63
Option exercise price	$1.65	$1.65
Annual volatility	92.5%	63.3%
Annual risk-free rate	4.73%	4.73%
Expected term (in years)	0.24	0.99

The fair value of the State Flower and The Apothecarium Contingent Considerations were calculated using the Black-Scholes Model. Key inputs and assumptions were as follows:

	September 30, 2024	January 19, 2024
Common Stock Price of TerrAscend Corp.	$1.29	$1.95
Option exercise price	$1.33	$1.76
Annual volatility	90.6%	68.7%
Annual risk-free rate	4.38%	5.21%
Expected term (in years)	1.30	2.00

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

24.
Commitments and contingencies

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. At September 30, 2024, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements, except for the proceedings described below.

Pure X Litigation

On August 9, 2023, AEY Capital LLC (“AEY”), a licensed subsidiary of TerrAscend, filed a lawsuit in Oakland County Circuit Court (the "Oakland Court") against Pure X, LLC (“Pure X”) seeking damages in the amount of $14,969 (the “AEY Claim”). The AEY Claim alleged breach of contract, quantum meruit/unjust enrichment, account stated and statutory conversion. AEY’s alleged damages were related to Pure X’s failure to pay for various cannabis products sold by AEY. This matter was settled between the parties and dismissed with prejudice by the Oakland Court on June 28, 2024.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

25.
Subsequent events

On October 1, 2024, the Company paid the outstanding principal amount of the Stadium Ventures Note of $539 and retired the promissory note.

On October 15, 2024, the statute of limitations for the Company’s 2020 amended tax returns expired, which resulted in refunds received of $8,361 being recognized as a tax benefit and no longer recognized as an uncertain tax position.

On November 5, 2024, the Company signed a definitive agreement providing it the option to acquire the assets of Ratio Cannabis LLC, a dispensary in Ohio.

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

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2024 and 2023 and the accompanying notes for each respective period.

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

Recent Developments

•
On July 19, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan of $1,500 at par.
•
On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and, pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement (the “FG Loan”). The FG Loan provides for a four-year, $140,000 senior-secured term loan with an initial draw on August 1, 2024, of $114,000 (the “Initial Draw”) and a delayed draw on September 30, 2024 of $26,000 (the “Delayed Draw”). Proceeds from the FG Loan were used to retire the Ilera Term Loan, the Stearns Loan, the Chicago Atlantic Term Loan and certain other indebtedness (collectively, the “Retired Loans”), in addition to being used for working capital and general corporate purposes. Each outstanding obligation under the Retired Loans was repaid in full and subsequently terminated. The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. On September 30, 2024, the Borrowers and FG Agency Lending LLC, as the Administrative Agent, entered into an amendment to the FG Loan to amend certain schedules and definitions.
•
On August 13, 2024, the Company paid off and retired two promissory notes from the Pinnacle Acquisition with a payment of $5,582.
•
On August 20, 2024, the Company's board of directors (the "Board") approved a share repurchase program, which authorized the Company to repurchase up to 10 million common shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. During the third quarter of 2024, the Company repurchased 107,400 common shares under the share repurchase program for total consideration of approximately $133. As of September 30, 2024, the Company had a total of 9,892,600 shares remaining that can be authorized for repurchase.

Subsequent Transactions

•
On October 1, 2024, the Company paid the outstanding principal amount of the Stadium Ventures Note of $539 and retired the promissory note.
•
On October 15, 2024, the statute of limitations for the Company’s 2020 amended tax returns expired, which resulted in refunds received of $8,361 being recognized as a tax benefit and no longer recognized as an uncertain tax position.
•
On November 5, 2024, the Company signed a definitive agreement providing it the option to acquire the assets of Ratio Cannabis LLC, a dispensary in Ohio.

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

Other operating expense (income)

Other operating expense (income) primarily represents (gains) losses on lease terminations and (gains) losses on disposal of fixed assets.

Loss (gain) from revaluation of contingent consideration

As a result of some of its acquisitions, the Company recognizes a contingent consideration payable, which is an obligation to transfer additional assets to the seller if future events occur. The liability is revalued at the end of each reporting period to determine its fair value. A gain or loss is recognized as a result of the revaluation.

(Gain) loss on fair value of derivative liabilities and purchase option derivative assets

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

Unrealized and realized foreign exchange (gain) loss

Unrealized and realized foreign exchange (gain) loss represents the (gain) loss recognized on the remeasurement of USD denominated cash and other assets recorded in the Canadian dollars functional currency at the Company's Canadian operations.

Unrealized and realized (gain) loss on investments

The Company accounts for its investment in equity securities without readily determinable fair values using a valuation technique which maximizes the use of relevant observable inputs, with subsequent holding changes in fair value recognized in unrealized gain or loss on investments in the Consolidated Statement of Comprehensive Loss.

Loss on extinguishment of debt

Loss on extinguishment of debt represents the Company's debt that was retired prior to its scheduled maturity at a different amount than the book value and the amount paid.

Provision for income taxes

Provision for income taxes consists of U.S. federal and state income taxes in certain jurisdictions in which the Company conducts business.

Results from Operations - Three Months Ended September 30, 2024 and September 30, 2023

The following tables represent the Company’s results from operations for the three months ended September 30, 2024 and 2023.

Revenue, net

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Revenue, net	$74,168	$89,240
$ change	$(15,072)
% change	-17%

Revenue decreased from $89,240 to $74,168 for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily driven by a decline in retail sales in Michigan and New Jersey. The decline in retail sales was related to reduced discounting and promotions in Michigan leading to lower foot traffic and increased competitive pressure in New Jersey.

Cost of sales

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Cost of sales	$37,952	$40,707
Non-cash adjustment of inventory	-	728
Total cost of sales	$37,952	$41,435
$ change	$(3,483)
% change	-8%
Cost of sales as a % of revenue	51%	46%

The decrease of $3,483, in cost of sales for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was mainly due to a decrease in sales. Cost of sales as a percentage of revenue increased primarily due to a decline in sales for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

General and administrative expense

	For the Three Months Ended
	September 30, 2024	September 30, 2023
General and administrative expense	$31,552	$29,299
$ change	$2,253
% change	8%

The increase of $2,253 in general and administrative expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, is primarily related to an increase in stock-based compensation due to a one-time modification for option expiry from five years to ten years. This was offset by a reduction in headcount.

Loss (gain) from revaluation of contingent consideration

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Loss (gain) from revaluation of contingent consideration	$327	$(645)
$ change	$972
% change	-151%

The loss from the revaluation of contingent consideration for the three months ended September 30, 2024 as compared to the gain from the revaluation of contingent consideration for the three months ended September 30, 2023 was due to a loss on the revaluation of contingent liability for State Flower, The Apothecarium, and Peninsula acquisition resulting from a decrease in the Company's share price.

(Gain) loss on fair value of derivative liabilities and purchase option derivative assets

	For the Three Months Ended
	September 30, 2024	September 30, 2023
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	$(669)	$3,217
$ change	$(3,886)
% change	-121%

The warrant liability was remeasured to fair value at September 30, 2024 using the Black-Scholes Model. The Company recognized a gain of $669 during the three months ended September 30, 2024 as a result of the reduction of the Company's share price.

During the three months ended September 30, 2023, the Company recognized a loss on fair value warrants of $3,217 as a result of the reduction of the Company's share price.

Other operating expense (income)

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Other operating expense (income)	$8	$(1,879)
$ change	$1,887
% change	100%

During the three months ended September 30, 2024, Other operating expense (income) increased as compared to the three months ended September 30, 2023, primarily due to the derecognition of the Company's financial obligations and underlying assets in the third quarter of 2023.

Loss on extinguishment of debt

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Loss on extinguishment of debt	$1,662	$-
$ change	$1,662
% change	100%

During the three months ended September 30, 2024, Loss on extinguishment of debt increased as compared to the three months ended September 30, 2023, primarily due to extinguishment of the majority of the Company's debt in relation to the FG Loan which included write-offs of deferred financing costs.

Provision for income taxes

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Provision for income taxes	$14,373	$13,543
$ change	$830
% change	6%

The change in provision for income taxes from $13,543 for the three months ended September 30, 2023 as compared to a provision for income taxes of $14,373 for the three months ended September 30, 2024 was primarily driven by accrued interest and penalties.

Results from Operations - Nine Months Ended September 30, 2024 and September 30, 2023

The following tables represent the Company’s results from operations for the nine months ended September 30, 2024 and 2023.

Revenue, net

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Revenue, net	$232,324	$230,762
$ change	$1,562
% change	1%

Revenue increased from $230,762 to $232,324 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily driven by the implementation of adult-use sales in Maryland and the Company's four Maryland acquisitions in 2023 combined with growth in wholesale across Pennsylvania, New Jersey, and Maryland, partially offset by retail declines in New Jersey and Michigan.

Cost of sales

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cost of sales	$119,694	$112,103
Non-cash adjustment of inventory	-	728
Total cost of sales	$119,694	$112,831
$ change	$6,863
% change	6%
Cost of sales as a % of revenue	52%	49%

The increase of $6,863 in cost of sales for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was mainly due to an increase in sales and an increase in cost of sales as a percentage of revenue. Cost of sales as a percentage of revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 increased primarily due to higher input costs and higher costs per pound, which reduced gross profit margins.

General and administrative expense

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
General and administrative expense	$83,620	$87,505
$ change	$(3,885)
% change	-4%

The decrease of $3,885 in general and administrative expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, is primarily related to a bad debt recovery of $4,188 as well as an insurance recovery of $871.

Loss (gain) from revaluation of contingent consideration

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Loss (gain) from revaluation of contingent consideration	$3,547	$(645)
$ change	$4,192
% change	-650%

The loss from the revaluation of contingent consideration for the nine months ended September 30, 2024 as compared to the gain from the revaluation of contingent consideration nine months ended September 30, 2023 was due to a loss on the revaluation of contingent liability for State Flower, The Apothecarium, and Peninsula acquisition resulting from a decrease in the Company's share price.

(Gain) loss on fair value of derivative liabilities and purchase option derivative assets

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	$(2,608)	$2,564
$ change	$(5,172)
% change	-202%

The warrant liability was remeasured to fair value at September 30, 2024 using the Black-Scholes Model. The Company recognized a gain of $2,608 during the nine months ended September 30, 2024 as a result of the reduction of the Company's share price.

During the nine months ended September 30, 2023, the Company recognized a loss on fair value warrants of $2,564 as a result of the increase of the Company's share price.

Impairment of property and equipment and right of use assets

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Impairment of property and equipment and right of use assets	$2,438	$28
$ change	$2,410
% change	8607%

During the nine months ended September 30, 2024, the Company recorded an impairment of property and equipment of $2,438 due to the wind-down of one of its California dispensaries.

Loss on extinguishment of debt

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Loss on extinguishment of debt	$1,662	$-
$ change	$1,662
% change	100%

During the nine months ended September 30, 2024, Loss on extinguishment of debt increased as compared to the nine months ended September 30, 2023, due to extinguishment of the majority of the Company's debt in relation to the FG Loan which included write-offs of deferred financing costs.

Provision for income taxes

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Provision for income taxes	$34,773	$32,655
$ change	$2,118
% change	6%

The provision for income taxes from $32,655 for the nine months ended September 30, 2023 increased to $34,773 for the nine months ended September 30, 2024 primarily due to an adjustment reflecting the impact of limitations on interest deductibility along with accrued interest and penalties related to the 280E Tax Position in 2024.

Liquidity and Capital Resources

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$26,636	$22,241
Restricted Cash	606	3,106
Current assets	105,706	102,889
Non-current assets	551,224	563,629
Current liabilities	78,455	207,000
Non-current liabilities	371,359	218,778
Working capital	27,251	(104,111)
Total shareholders' equity	$207,116	$240,740

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Liquidity and going concern

The Company previously concluded that substantial doubt existed as to its ability to continue as a going concern primarily due to the Company's current liabilities exceeding its current assets related to its loans maturing within the current year. During the period ended on September 30, 2024, the Company entered into a four-year $140,000 senior secured term loan which was primarily used to retire a majority of the Company's loans coming due within the next year. See Note 10 for more information regarding the refinancing.

Following the retiring and financing of the Company’s loans coming due within the next year, along with its ability to identify access to future capital, and continued improvement in cash flow from the Company's consolidated operations, management has determined that substantial doubt no longer exists in the Company's ability to continue as a going concern.

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $782,388 as of September 30, 2024.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

The Company has $205,733 in principal amounts of loans payable at September 30, 2024. Of this amount, $8,387 are due within the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $89,849 in lease obligations. Of this amount, $9,402 are due in the next twelve months.

The Company's undiscounted contingent consideration payable is $4,373 at September 30, 2024, of which, $2,546 is due in the next twelve months. The contingent consideration payable relates to the Company's acquisitions of Peninsula and the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The contingent considerations are based upon the price protection of Common Shares issued under the terms of the applicable acquisition agreements. The contingent considerations are measured at fair value using the Black-Scholes Model and revalued at the end of each reporting period.

At September 30, 2024, the Company had accounts payable and accrued liabilities of $46,381 and corporate income taxes payable of $11,075.

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

Debt facilities

FocusGrowth Term Loan

On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and, pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement (the “FG Loan”). The FG Loan provides for a four-year, $140,000 senior-secured term loan with an initial draw on August 1, 2024 of $114,000 (the “Initial Draw”) and a delayed draw on September 30, 2024 of $26,000 (the “Delayed Draw”).

Proceeds from the FG Loan were used to retire the Ilera Term Loan, the Stearns Loan, the Chicago Atlantic Term Loan and certain other short-term indebtedness (collectively, the “Retired Loans”), in addition to being used for working capital and general corporate purposes. Each outstanding obligation under the Retired Loans was repaid in full and subsequently terminated.

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers.

On September 30, 2024, the Borrowers, and FG Agency Lending LLC, as the Administrative Agent entered into an amendment to the FG Loan to amend certain schedules and definitions.

As of September 30, 2024, there was an outstanding principal amount of $140,000 under the FG Loan.

Ilera Term Loan

On December 18, 2020, WDB Holding PA, a subsidiary of TerrAscend, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 (the “Ilera Term Loan”). The Ilera Term Loan was solely secured by Ilera. The Ilera Term Loan bore interest at 12.875% per annum and was set to mature on December 17, 2024. Subject to certain conditions of the agreement, the Company had the ability to increase the facility by up to $30,000. WDB Holding PA's obligations under the Ilera Term Loan and related transaction documents were guaranteed by the Company, TerrAscend USA, Inc. ("TerrAscend USA"), and certain subsidiaries of WDB Holding PA, and secured by TerrAscend USA's equity interest in WDB Holding PA and substantially all of the assets of WDB Holding PA and the subsidiary guarantors party thereto. The loan could be refinanced at the option of the WDB Holding PA after 18 months from the closing date subject to a premium payment due. Of the total proceeds received, $105,767 was used to satisfy the remaining Ilera earn-out payments.

On April 28, 2022, the Ilera Term Loan was amended to provide WDB Holding PA with greater flexibility by resetting the minimum consolidated interest coverage ratio levels that must be satisfied at the end of each measurement period and extending the date in which WDB Holding PA was required to deliver its budget for the fiscal year ending December 31, 2021. In addition, the no-call period was extended from 18 months to 30 months, subject to a premium payment. This modification was not considered extinguishments of debt under ASC 470, Debt.

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

On December 4, 2023, the parties entered into an amendment that required WDB Holding PA to make a prepayment of $4,800 by January 2, 2024 and a prepayment of $3,200 by April 30, 2024, at the prepayment price of 100% to par. On January 2, 2024, the Company made a prepayment of $4,800 of the Ilera Term Loan, at the prepayment price of 100% to par.

On April 30, 2024, the Company made a prepayment of the Ilera Term Loan of $3,200 of the Ilera Term Loan, at the prepayment price of 100% to par.

On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Initial Draw was used to retire the Ilera Term Loan and pay the outstanding principal amount of $68,927.

Chicago Atlantic Term Loan

In connection with the Gage Acquisition, the Company assumed a senior secured term loan (the "Chicago Atlantic Term Loan") with an acquisition date fair value of $53,857. The credit agreement bore interest at a rate equal to the greater of (i) the Prime Rate plus 7% or (ii) 10.25%. The term loan was payable monthly and had a maturity date of November 30, 2022. The Chicago Atlantic Term Loan was secured by a first lien on all Gage Growth assets. As a result of the amendment, the Company paid a loan amendment fee of $1,109 which was capitalized.

On August 10, 2022, the Chicago Atlantic Term Loan was amended as a result of the corporate restructure in conjunction with the Gage Acquisition. The amendment to the Chicago Atlantic Term Loan included the addition of a borrower and guarantor under the term loan and a right of first offer in favor of the administrative agent for a refinancing of the term loan. This amendment was not considered extinguishment of debt under ASC 470, Debt.

On November 29, 2022, the Company repaid $30,000 outstanding principal amount on the Chicago Atlantic Term Loan. On November 30, 2022, the remaining loan principal amount of $25,000 on the Chicago Atlantic Term Loan was amended (the "Amended Chicago Atlantic Term Loan"). The Amended Chicago Atlantic Term Loan bore an interest on $25,000 at a per annum rate equal to the greater of (i) the U.S. "prime rate" plus 6.00%, and (ii) 13.0% and was set to mature on November 1, 2024. Commencing on May 31, 2023, the Company made monthly principal repayments of 0.40% of the aggregate principal amount outstanding. Additionally, the unpaid principal amount of the loan bore paid in kind interest at a rate of 1.50% per annum. No prepayment fees were owed if the Company voluntarily prepaid the loan after 18 months. If such prepayment occurred prior to 18 months, a prepayment fee equal to all of the interest on the loans that would be due after the date of such prepayment, was owed. Under the Amended Chicago Atlantic Term Loan, the Company had the ability to borrow incremental term loans of $30,000 at the option of the Company and subject to consents from the required lenders. The additional $30,000 incremental term loans available under the amendment were not drawn as of December 31, 2023. This loan represents a loan syndication, and therefore the Company assessed each of the lenders separately under ASC 470, Debt to determine if this represented a modification, or an extinguishment of debt. For three of the four remaining lenders, it was determined that this was a modification. For the remaining lender, it was determined that this represented an extinguishment of debt and therefore the fees paid to the lenders on modification were expensed. As a result of this transaction, the Company expensed $1,907 of fees paid to the lenders and third parties as they did not meet the criteria for capitalization under ASC 470, Debt.

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

On July 19, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan of $1,500 at par.

On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Delayed Draw, which occurred on September 30, 2024, was used to retire the Chicago Atlantic Term Loan and pay the outstanding principal amount of $22,557.

Pinnacle Loans

The Pinnacle Acquisition purchase price included two promissory notes in an aggregate amount of $10,000 to pay down all Pinnacle liabilities and encumbrances. The promissory note was set to mature on June 30, 2023 and bore interest rates of 6%. On June 27, 2023, Spartan Partners Properties, LLC, agreed to an amendment among other things, that extended the obligation date of the loans until December 1, 2023. On August 13, 2024, the Company paid the outstanding principal amount of $5,582 and retired the promissory notes.

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

On June 22, 2023, TerrAscend NJ, LLC further agreed to an amendment to the Pelorus Term Loan to permit the Company to incur certain indebtedness. This amendment was not considered an extinguishment of debt under ASC 470, Debt. As of September 30, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its Allegany Medical Marijuana Dispensary ("AMMD") dispensary in Cumberland, Maryland (the “Stearns Loan”). The Company was required to hold $5,000 on deposit in a restricted account, of which $2,500 of the restricted cash was released on July 28, 2023 upon meeting certain criteria pursuant to the terms of the Stearns Loan. The Stearns Loan bore interest at a rate of prime plus 2.25% and was set to mature on December 26, 2024. The proceeds from the loan were used to pay down the Company's higher interest rate debt, thereby lowering the Company's overall interest expense.

On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Initial Draw was used to retire the Stearns Loan and pay the outstanding principal amount of $24,638.

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

As of September 30, 2024, there was an outstanding principal amount of $18,576 under the promissory notes related to the Maryland acquisitions.

Stadium Ventures

In connection with the Gage Acquisition, the Company assumed existing indebtedness in the form of a promissory note in the amount of $4,500, which was set to mature on January 1, 2024. The promissory note bore interest at a rate of 6%. As of September 30, 2024, there was an outstanding principal amount of $539 on the promissory note.

On October 1, 2024, the Company paid the outstanding principal amount of $539 and retired the promissory note.

Class A Share of TerrAscend Growth

In connection with the Reorganization (see Note 3), TerrAscend Growth Corp. ("TerrAscend") issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of September 30, 2024, there was an outstanding principal amount of $1,000.

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

Share Repurchases

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of the Company’s common shares (“Shares”). The share repurchase program authorizes the Company to repurchase up to 10,000,000 common shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Shares daily, which represents 25% of the Company’s average daily trading volume on the Toronto Stock Exchange of 261,445 Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

During the third quarter of 2024, the Company repurchased 107,400 common shares under the share repurchase program for total consideration of approximately $133. As of September 30, 2024, the Company had a total of 9,892,600 shares remaining that can be authorized for repurchase.

Cash Flows

Cash flows provided by operating activities

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$28,203	$18,052

The increase of $10,151 in net cash provided by operating activities for the nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 is primarily driven by $2,881 of cash received for a bad debt recovery and an income tax refund related to the amended federal tax return for tax year 2020 in the amount of $8,361.

Cash flows used in investing activities

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash used in investing activities	$(6,270)	$(13,292)

The net cash used in investing activities for the nine months ended September 30, 2024 primarily relates to the investment in property and equipment of $4,623 and the investment in note receivable of $1,556 related to a settlement agreement.

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

Cash flows used in financing activities

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash used in financing activities	$(20,316)	$(2,983)

Net cash used in financing activities for the nine months ended September 30, 2024 was primarily due to net loan principal payments of $14,889, distributions to non-controlling interests of $4,433, and the repurchase of common shares of $138.

Net cash used in financing activities for the nine months ended September 30, 2023 was primarily due to $46,029 in loan principal paid and $6,966 in distributions to non-controlling interests, offset by cash inflow as a result of transfer with recourse of Employee Retention Credit of $12,677, net proceeds from the commercial loan with Stearns bank of $23,872, and net proceeds from private placements of $21,260.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates: (i) Free cash flow from net cash provided by operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) EBITDA from continuing operations and Adjusted EBITDA from continuing operations as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, loss on extinguishment of debt, loss (gain) from revaluation of contingent consideration, loss (gain) on disposal of fixed assets, impairment of property and equipment and right of use assets, bad debt recovery, unrealized and realized loss on investments, (gain) loss on lease termination and derecognition of finance lease, unrealized and realized foreign exchange, gain on fair value of derivative liabilities and purchase option derivative assets, Employee Retention Credits and Transfer Fee, and certain other items, which management believes is not reflective of the ongoing operations and performance of the Company.

Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2024 and 2023:

		For the Three Months Ended		For the Nine Months Ended
	Notes	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss		$(21,419)	$(8,671)	$(42,507)	$(44,916)
Loss from discontinued operations		—	232	—	4,444
Loss from continuing operations		(21,419)	(8,439)	(42,507)	(40,472)

Add (deduct) the impact of:
Provision for income taxes		14,373	13,543	34,773	32,655
Finance expenses		8,610	10,203	26,614	26,041
Amortization and depreciation		5,036	5,417	15,029	15,179
EBITDA from continuing operations	(a)	6,600	20,724	33,909	33,403
Add (deduct) the impact of:
Share-based compensation	(b)	4,275	1,775	7,720	5,469
Loss on extinguishment of debt	(c)	1,662	—	1,662	—
Loss (gain) from revaluation of contingent consideration	(d)	327	(645)	3,547	(645)
Loss (gain) on disposal of fixed assets	(e)	8	(1,879)	(9)	(1,879)
Impairment of property and equipment and right of use assets	(f)	—	—	2,438	345
Bad debt recovery	(g)	—	—	(4,169)	—
Unrealized and realized loss on investments	(h)	(14)	5	213	2,365
(Gain) loss on lease termination and derecognition of finance lease	(i)	(51)	—	(1,220)	205
Unrealized and realized foreign exchange (gain) loss	(j)	(214)	(43)	175	(175)
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	(k)	(669)	3,217	(2,608)	2,564
Other one-time items	(l)	1,793	998	3,927	5,287
Employee Retention Credits and Transfer Fee	(m)	—	—	—	2,236
Adjusted EBITDA from continuing operations		$13,717	$24,152	$45,585	$49,175

The table below reconciles net cash provided by operating activities from continuing operations to free cash flow for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities - continuing operations	$28,203	$18,052
Capital expenditures for property and equipment	(4,623)	(6,224)
Free Cash Flow	$23,580	$11,828

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net (loss) income.
b)
Represents non-cash share-based compensation expense.
c)
Represents the loss taken to extinguish certain debt.
d)
Represents the revaluation of the Company's contingent consideration liabilities.
e)
Represents the loss (gain) taken on write-down of property and equipment.

f)
Represents impairment charges taken on the Company's property and equipment.
g)
Represents the recovery of one-time write offs of accounts receivable related to one customer that were deemed uncollectible.
h)
Represents unrealized and realized gain on fair value changes on strategic investments.
i)
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

The decrease in Adjusted EBITDA from continuing operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a decrease in gross profit driven by reduced sales. The decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due a decrease in gross profit margin.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or results of operations. As of September 30, 2024, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements, except for the proceedings described below.

Pure X Litigation

On August 9, 2023, AEY Capital LLC (“AEY”), a licensed subsidiary of the Company, filed a lawsuit in Oakland County Circuit Court (the “Oakland Court”) against Pure X, LLC (“Pure X”) seeking damages in the amount of $14,969 (the “AEY Claim”). The AEY Claim alleged breach of contract, quantum meruit/unjust enrichment, account stated and statutory conversion. AEY’s alleged damages were related to Pure X’s failure to pay for various cannabis products sold by AEY. This matter was settled between the parties and dismissed with prejudice by the Oakland Court on June 28, 2024.

Item 1A. Risk Factors.

Investing in the Company's Common Shares involves a high degree of risk. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1.A. “Risk Factors” in the Company's Annual Report. The Company may disclose changes to risk factors or disclose additional factors from time to time in its future filings with the SEC. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may impair its business operations. Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the Company's Annual Report.

The Company cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of the Company’s Common Shares and could diminish our cash reserves.

While the Company’s board of directors authorized a share repurchase program, the program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of Common Shares. The actual timing and number of shares repurchased remains subject to a variety of factors, including share price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. The share repurchase program expires on August 21, 2025, and the

Company cannot guarantee that the share purchase program will be fully utilized or that it will enhance long-term stockholder value. The Company’s failure to repurchase Common Shares after announcing a share repurchase program may negatively impact the Company’s share price, reputation, and investor confidence.

Furthermore, the Company’s execution of the share repurchase program could affect the trading price of its Common Stock and increase volatility. The existence of a share repurchase program could cause the Company’s share price to be higher than it otherwise would be and could potentially reduce the market liquidity for the Company's shares. Although the Company's share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of the Company’s Common Shares may decline below the levels at which it repurchases shares, and short-term shares price fluctuations could reduce the effectiveness of the program. Repurchasing Common Shares reduces the amount of cash the Company has available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, as well as to invest in securities to generate returns on the Company's cash balance. The Company also may fail to realize the anticipated long-term stockholder value of any share repurchase program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of the Company’s common shares (“Shares”). The share repurchase program authorizes the Company to repurchase up to 10,000,000 common shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Shares daily, which represents 25% of the Company’s average daily trading volume on the Toronto Stock Exchange of 261,445 Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. During the third quarter of 2024, the Company repurchased Shares as set forth below:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares as Part of a Publicly Announced Program	Number of Shares that may yet be Purchased under the Program
July 1 through July 30, 2024	—	$—	—	10,000,000
August 1 through August 31, 2024	—	$—	—	10,000,000
September 1 through September 30, 2024	107,400	$1.24	107,400	9,892,600
For the Quarter Ended September 30, 2024	107,400	$1.24	107,400	9,892,600

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

10.1#†

Loan Agreement, dated August 1, 2024, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.

X

10.2#

Amendment No. 1, dated September 30, 2024, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.

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

# Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.

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

TerrAscend Corp.

Date: November 6, 2024	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer (Principal Financial Officer)