Form 10-K
period 2024-12-31
TerrAscend Corp.
filed 2025-03-06
CIK 1778129

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity (on an as-converted basis, based on the closing price of these shares on the Toronto Stock Exchange (the "TSX")) on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, held by non-affiliates of the Registrant was $235,844,793.

The number of shares of Registrant’s Common Shares (as defined below) outstanding as of March 5, 2025 was 293,116,170.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the "Proxy Statement") relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”) where indicated. The Proxy Statement will be filed with the United States Securities and Exchange Commission (the "SEC") within 120 days of the Registrant’s fiscal year ended December 31, 2024.

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
•
the expected growth in the number of the Company's dispensaries and the jurisdictions in which the Company operates;
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
•
the Company's future product offerings;
•
the Company's ability to source and operate facilities in the United States;
•
the Company’s ability to integrate and operate the assets it acquires or may acquire in the future;
•
the Company's ability to protect its intellectual property;
•
the possibility that the Company's products may be subject to product recalls and returns;
•
expectations regarding the Company's liquidity and the impact of its refinancing initiatives;
•
expectations regarding the Company's Share Repurchase Program (as defined below); and
•
other risks and uncertainties, including those listed under the section titled "Risk Factors" in this Annual Report

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

Risk Factor Summary

Investing in the Common Shares involves risks. You should carefully consider the risks described in Item 1A – “Risk Factors” beginning on page 23 of this Annual Report before deciding to invest in the Common Shares. If any of these risks actually occur, the Company’s business, financial condition and results of operations could likely be materially adversely affected. In such case, the trading price of the Common Shares may decline, and you may lose all or part of your investment. Set forth below is a summary of some of the principal risks that the Company faces:

•
As a cannabis business, the Company may be subject to unfavorable tax treatment and risks under U.S. federal income tax law.
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
•
The Company operates in a highly-regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all of the jurisdictions in which it operates, which could negatively affect its business.
•
The Company is subject to the rules and policies of the TSX.
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
•
Failure to comply with medical practice laws and regulations may result in impacts to the Company's operations, the imposition of monetary fines or the commencement of legal proceedings.
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
•
The Company’s indebtedness may adversely affect its business, results of operations and financial condition. The Company’s failure to comply with applicable covenants could trigger events that may materially adversely affect the Company’s business, results of operations and financial condition.
•
The Company may require substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company, or at all.
•
Raising additional funds by issuing equity securities will cause dilution to existing shareholders. Raising additional funds through debt financings may involve restrictive covenants and raising additional funds through lending and licensing arrangements may restrict the Company's operations or require it to relinquish proprietary rights. The Company may not be able to secure additional debt or equity financing on favorable terms or at all.
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
•
The Company is dependent on consumer acceptance of and public demand for its products.
•
The Company (and the third parties with whom it works) faces physical security risks, as well as risks related to its information technology systems data, potential cyber or phishing -attacks, and security incidents.

•
The Company may be subject to growth-related risks, which could negatively affect its business.
•
The Company may be adversely impacted by rising or volatile energy costs.
•
The Company’s internal controls over financial reporting may not be effective, which could have a significant and adverse effect on the Company’s business.
•
The Company may be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on the Company's results of operations or financial position.
•
The Company’s business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the war in Ukraine and the hostilities in the Middle East, policy changes, including tariffs, or other macroeconomic conditions, which have in the past and may in the future negatively impact the Company’s business and financial performance.
•
The Company faces intense competition and its business could be adversely affected by other businesses in a better competitive position.
•
The Company has historically had continued losses which could have a material negative effect on the Company's business and prospects and impact its ability to continue as a going concern.
•
Demand for the Company’s products is difficult to forecast due to limited and unreliable market data.
•
The Company’s inability to attract and retain key personnel, or its inability to maintain relations with its employees, unions and other employee representatives, could materially adversely affect its business.
•
The Company and its investors may have difficulty enforcing their legal rights.
•
The Company (and the third parties with whom it works) is subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Its actual or perceived failure (or that of the third parties with whom it works) to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of the Company's business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
•
The Company may not have access to U.S. bankruptcy protections available to non-cannabis businesses.
•
The development of the Company’s products is complex and requires significant investment. Failure to develop new methodologies and products could adversely affect the Company’s business.
•
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
•
The Company may be affected by currency fluctuations.
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
•
A return on the Company's securities is not guaranteed.
•
“Cannabis related business” rules or policies may restrict certain financial institutions from holding the Company’s securities, which may make its securities less liquid.
•
The Company’s management will continue to have broad discretion over the use of the proceeds the Company receives in connection with public offerings, private placements, warrant exercises and loans, as applicable, and may not apply such proceeds in ways that increase the value of the Common Shares.
•
The Company cannot guarantee that it will repurchase the maximum number of Common Shares pursuant to the Share Repurchase Program (as defined below) or that the Share Repurchase Program will enhance long-term shareholder value. Share repurchases could also increase trading price volatility of the Company’s Common Shares and could diminish the Company’s cash reserves.
•
The preferred shares in the capital of the Company ("Preferred Shares") have a liquidation preference over the Common Shares, which could limit the Company’s ability to make distributions to the holders of Common Shares in certain circumstances.
•
Investors could be disqualified from owning a direct or indirect interest in the Company.
•
The Company does not intend to pay dividends on the Common Shares for the foreseeable future and, consequently, investors' ability to achieve a return on their investment will depend on appreciation in the price of the Common Shares.
•
“Penny stock” rules may make buying or selling the Company’s securities difficult, which may make its securities less liquid and make it harder for investors to buy and sell such securities.
•
The Company may not be able to obtain necessary permits and authorizations.
•
The Company may be subject to litigation, which could divert the attention of management and cause the Company to expend significant resources.
•
Due to the uncertainty regarding the application of the Employee Retention Tax Credit to businesses in the cannabis industry, there is a risk that a determination could be made that the Company is not eligible for the Employee Retention Tax Credit distributions it has received, which may negatively impact the Company.
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

PART I

ITEM 1. BUSINESS

Overview

The Company is a leading North American cannabis company. The Company has vertically-integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. Notwithstanding the fact that various states in the United States have implemented medical cannabis laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970 (the "Controlled Substances Act").

The Company operates under one reportable segment, which is the cultivation, production and sale of cannabis products.

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
•
TerrAscend Michigan (“TerrAscend MI”), a wholly-owned operation with twenty dispensaries, one cultivation facility, one processing facility, and two cultivation/processing facilities;
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

The Company operates seven cultivation and processing facilities and thirty-eight operational dispensaries serving thousands of medical patients and adult-use consumers across North America. The Company offers six premium brands in a variety of product types including flower, vaporizables, concentrates, topicals, tinctures, and edibles. The Company also produces and sells an assorted product offering from three premium licensed brands, Wana, Cookies and Lemonnade.

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

The Company produces and sells products under third-party licensed brands in some markets, which consist of:

•
Wana: North America’s most trusted edibles brand. As Wana’s sole manufacturer, supplier, and commercialization partner in New Jersey and Maryland, the Company produces Wana’s proprietary recipes, ensuring its highest quality ingredients and cutting-edge innovation brand standards are met.
•
Cookies: A globally recognized cannabis company. The Company cultivates, manufactures, and supplies Cookies’ world-class proprietary strains and products throughout Maryland, Michigan, and New Jersey, honoring the brand’s goals of authenticity and innovative genetics. Offering a product line of flower, concentrates, cartridges, and vapes.
•
Lemonnade: Voted the #1 sativa menu in the world. The Company's dispensary located in Center Line, Michigan, carries unique sativa-leaning, flavor-forward cannabis products for those searching for an upbeat and euphoric experience in addition to a variety of offerings focused on indica, hybrid, and high cannabidiol ("CBD") strains.

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
•
Pinnacle Emporium: As part of the GAGE Cannabis Co. family of dispensaries, Pinnacle Emporium offers a vintage experience. Customers will receive a unique and educational history of the legalization of cannabis before meeting with a highly knowledgeable wellness associate.
•
TerrAscend owns and operates third-party branded dispensaries for Cookies and Lemonnade in Michigan.
•
In addition, TerrAscend owns and operates other dispensary brands that will transition into a GAGE Cannabis Co. or The Apothecarium brand.

TerrAscend New Jersey

The Company is a vertically integrated cultivator, processor and dispenser in New Jersey’s northern region. The Company, through its majority-owned subsidiary TerrAscend NJ, LLC, cultivates and processes medical and adult-use cannabis, and currently operates three Apothecarium-branded dispensaries in Phillipsburg, Lodi, and Maplewood, New Jersey. The Company operates a 16-acre site in Boonton Township, Morris County that currently has a cultivation and processing facility with a total footprint of approximately 140,000 square feet with the ability to further expand on the site. In addition to cultivation, the Company is engaged in the manufacturing of a wide range of branded form factors including vaporizables, concentrates, topicals, tinctures and edibles.

The Company is the exclusive manufacturer, supplier, and commercialization partner of Wana and Cookies in New Jersey, producing these branded products for wholesale and retail distribution in the state.

TerrAscend Maryland

The Company is a vertically integrated cultivator, processor and dispenser in Maryland. The Company, through its wholly-owned subsidiary WDB Holding MD, Inc. (“WDB MD”) and TER Holding MD, Inc. (“TER MD”), holds one cultivation license, one processor license, and four retail licenses. The Company has a cultivation and processing operation, including a newly renovated state-of-the-art 150,000 square foot facility located in Hagerstown, Maryland. The Company is engaged in the extraction, processing and manufacturing of a wide-range of branded form factors including vaporizables, concentrates, topicals, tinctures and edibles. In addition, the Company operates four Apothecarium-branded retail dispensaries, in Cumberland, Salisbury, Nottingham, and Burtonsville.

The Company is the exclusive manufacturer, supplier, and commercialization partner of Wana and Cookies in Maryland, producing these branded products for wholesale and retail distribution in the state.

TerrAscend Pennsylvania

The Company is a vertically integrated cultivator, processor and dispenser in Pennsylvania. The Company, through its wholly-owned subsidiary WDB Holding PA, Inc. (“WDB PA”), holds a cultivation, a processor, and six retail licenses in Pennsylvania. The Company, through Ilera Healthcare LLC (“Ilera”), has a 150,000 square foot grower and processor operation located in Waterfall, Pennsylvania. The Company distributes its product lines, including vaporizables, tinctures, and topicals broadly across dispensaries throughout Pennsylvania. In addition, the Company operates six Apothecarium-branded retail dispensaries, in Plymouth Meeting, Lancaster, Thorndale, Bethlehem, Allentown and Stroudsburg. In addition to cultivation, the Company is engaged in the manufacturing of a wide range of branded form factors including vaporizables, concentrates, topicals, and tinctures.

The Company is the exclusive manufacturer, supplier, and commercialization partner of Cookies in Pennsylvania, producing these branded products for wholesale and retail distribution in the state.

TerrAscend Michigan

The Company is a vertically-integrated cultivator, processor and dispenser in Michigan. The Company, through its wholly-owned subsidiary WDB Holding MI, Inc. (“WDB MI”), holds nine operational “Class C” cultivation licenses, five Class C’s with local approvals, three excess grower licenses (equivalent to a Class C license), three processing licenses and twenty provisioning centers or dispensaries. The Company has cultivation and processing facilities located in Warren, Harrison and Monitor, Michigan. The Company operates nine GAGE branded dispensaries, five Pinnacle-branded dispensaries, five Cookies-branded dispensaries, and one Lemonnade-branded dispensary.

The Company is the exclusive manufacturer, supplier, and commercialization partner of Cookies in Michigan, producing these branded products for wholesale and retail distribution in the state.

TerrAscend California

The Company is a vertically-integrated cultivator and dispenser in California. The Company, through its wholly-owned subsidiary WDB Holding CA, Inc. (“WDB CA") holds licenses for cultivation, distribution, and retail operations. The Company has a cultivation operation located in San Francisco, California. The Company operates four Apothecarium-branded retail dispensaries, including three in San Francisco, and one in Berkeley.

TerrAscend Canada

TerrAscend Canada sells cannabis in Ontario, Canada from its Cookies Canada retail dispensary. TerrAscend Canada’s principal business activities include the retail sale of recreational (“recreational” or “adult-use”) cannabis to consumers. TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act, SC 2018, c 16 (the "Cannabis Act")) of cannabis until the Company commenced an optimization of its operations in Canada, whereby the Company reduced its manufacturing footprint to focus on its Canadian retail business. Prior to the optimization of its operations, TerrAscend Canada operated out of a 67,300 square foot facility located in Mississauga, Ontario and was licensed to cultivate, process and sell cannabis for medical and adult-use purposes. These licenses allowed for sales of dried cannabis, cannabis oil and extracts, topicals, and edibles. The Company ceased operations at TerrAscend Canada’s manufacturing facility during the three months ended December 31, 2022. As such, the Canadian Licensed Producer results are presented in discontinued operations in this Annual Report.

Reorganization

Entry into the U.S. Cannabis Market and Capital Reorganization

The Company was incorporated under the Business Corporations Act (Ontario) on March 7, 2017. At the time the Company had limited operations in the United States and did not engage in the business of, or derive any revenue from, the cultivation, distribution or possession of cannabis in the United States. On October 9, 2018, the Company announced its intention to pursue growth opportunities in the U.S. cannabis market, including potential acquisitions of operators in states that had legalized cannabis for medical or adult-use. In connection therewith, the Company began exploring potential acquisition targets with significant market share and strong brand recognition. To support this strategy, the Company entered into an arrangement agreement (the "Arrangement Agreement") with Canopy Growth Corporation, RIV Capital Inc. (formerly Canopy Rivers Inc.), and entities controlled by Jason Wild, chairman of the Company (JW Opportunities Master Fund, Ltd., JW Partners, LP, and Pharmaceutical Opportunities Fund, LP) to reorganize the capital of the Company (the "Reorganization") and obtain waivers of certain contractual covenants that at the time, restricted the Company from operating in the United States. The Reorganization was implemented by way of a statutory plan of arrangement on the terms set out in the Arrangement Agreement and was subject to court approval, the approval of the Company’s shareholders, and other customary conditions. The Reorganization was completed on November 30, 2018.

TSX Listing and Capital Reorganization

On June 21, 2023, the Company received conditional approval from the TSX to list the Company's Common Shares on the TSX (the "TSX Listing"). On June 22, 2023, the shareholders of the Company approved, the reorganization of its corporate structure in order to complete the TSX Listing, as further described in the Company’s Management Information Circular and Proxy Statement dated May 1, 2023. In connection with the TSX Listing, the Common Shares were voluntarily delisted from the Canadian Securities Exchange (the "CSE") on June 30, 2023. On July 4, 2023, the Common Shares commenced trading on the TSX under the ticker symbol "TSND". In connection with this, effective July 6, 2023, the Issuer changed its trading symbol on OTCQX to "TSNDF."

Acquisitions

Acquisition of Herbiculture

On July 10, 2023, the Company closed the acquisition of Herbiculture Inc. (“Herbiculture”), a medical dispensary in Maryland. Pursuant to the terms of the agreement, the Company acquired 100% of the outstanding equity interests in Herbiculture for total consideration of $7,710, comprised of: (i) $2,776 in cash (the "Herbiculture Cash Consideration"), and (ii) a promissory note of $4,934 bearing interest at a rate of 10.50%, and maturing on June 30, 2026. The Herbiculture Cash Consideration included transaction expenses and repayments of indebtedness on behalf of Herbiculture of $616 and $1,674, respectively.

Acquisition of Blue Ridge

On June 30, 2023, the Company closed the acquisition of Hempaid, LLC ("Blue Ridge"), a medical dispensary located in Parkville, Maryland. Pursuant to the terms of the agreement, the Company acquired 100% of the outstanding equity interests in Blue Ridge for total consideration of $6,277, comprised of: (i) a promissory note of $3,109 bearing interest at a rate of 7.0% and maturing on June 30, 2027 and (ii) $3,168 in cash (the "Blue Ridge Cash Consideration"). The Blue Ridge Cash Consideration included repayments of indebtedness and transaction expenses on behalf of Blue Ridge of $707 and $281, respectively. The Company relocated the Blue Ridge dispensary to a new, high-traffic retail center in Nottingham, Maryland as of May 29, 2024.

Acquisition of Peninsula

On June 28, 2023, in order to expand its retail footprint in Maryland, the Company closed the acquisition of Derby 1, LLC ("Peninsula"), a dispensary located in Salisbury, Maryland (the "Peninsula Acquisition"). Pursuant to the terms of the agreement, the Company acquired 100% of the outstanding equity interests in Peninsula for total consideration of $15,394 exclusive of assumed financing obligations of $7,226. The consideration was comprised of: (i) 5,442,282 Common Shares (the "Peninsula Share Consideration"), valued at $7,857, (ii) a $3,646 secured promissory note bearing interest at a rate of 7.25% and maturing on June 28, 2026, and (iii) $2,657 of contingent consideration in connection with the Peninsula Share Consideration ("Peninsula Contingent Consideration"), and (iv) $1,234 in cash (the "Peninsula Cash Consideration"). The Peninsula Cash Consideration included transaction expenses and repayments of indebtedness on behalf of Peninsula of $290 and $33, respectively. The Peninsula Share Consideration was subject to a statutory lock-up restriction of six months, and therefore, a share restriction discount was considered in determining the fair value of the Peninsula Share Consideration on the date of issuance. Pursuant to the terms of the agreement, the Company agreed that if within eighteen months from the date of issuance of the Peninsula Share Consideration, the aggregate gross proceeds resulting from the sales of the Common Shares plus the aggregate value of the remaining Common Shares was less than $9,000, the Company would be required to pay the difference to the sellers and in accordance with such terms, the Company issued the Peninsula Contingent Consideration.

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

Acquisition of Gage Growth

On March 10, 2022, the Company closed the acquisition (the "Gage Acquisition") of Gage Growth Corp. ("Gage"), pursuant to the terms of an arrangement agreement between the Company and Gage Growth (the "Gage Arrangement Agreement"). Pursuant to the terms of the Gage Arrangement Agreement, the Company acquired 100% of the issued and outstanding subordinate voting shares of Gage. Pursuant to the terms of the Gage Arrangement Agreement, Gage shareholders received 0.3001 of a Common Share for each Gage share (or equivalent) held. In connection with the Gage Acquisition, the Company issued: (i) 51,349,978 Common Shares valued at $242,884, (ii) 13,504,500 exchangeable share units valued at $66,591, (iii) 4,940,364 replacement stock options with a fair value of $13,147, and (iv) 282,023 replacement warrants with a fair value of $435.

Acquisition of AMMD

On January 27, 2023, the Company closed the acquisition of Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary located in Cumberland, Maryland from Moose Curve Holdings, LLC). Pursuant to the terms of the agreement, the Company acquired a 100% of the outstanding equity interest in Moose Curve Holdings, LLC for total consideration of $10,000 in cash (the "AMMD Cash Consideration"). The AMMD Cash Consideration paid included a long-term lease with the option to purchase the real estate and repayments of indebtedness and transaction expenses on behalf of AMMD of $160 and $29, respectively.

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

The Company had the option to purchase an additional 6.25% equity interest in TerrAscend NJ, LLC, for a total equity interest of 93.75%, at a predetermined valuation during the period commencing on April 1, 2023 through June 15, 2023, but it did not elect to exercise.

Acquisition of HMS

On May 3, 2021, the Company, through WDB MD, a wholly-owned subsidiary of TerrAscend, acquired HMS Health, LLC ("HMS Health"), a cultivator of cannabis flower for the wholesale medical cannabis market in Maryland. The Company acquired 100% of the outstanding equity interests of HMS Health as well as the right to acquire 100% of the outstanding equity interest in HMS Processing, LLC ("HMS Processing"), a processor of cannabis flower, following receipt of certain regulatory approvals, for total consideration of $24,488, comprised of: (i) $22,399 in cash and (ii) a $2,089 promissory note, bearing 5.0% annual interest, which was settled when due in April 2022. On January 31, 2022, the Company acquired 100% of the outstanding equity interest in HMS Processing, which resulted in both HMS Processing and HMS Health becoming wholly-owned subsidiaries of TerrAscend.

Acquisition of KCR

On April 30, 2021, the Company, through WDB PA, a wholly-owned subsidiary of TerrAscend, acquired Guadco, LLC and KCR Holdings LLC (collectively “KCR”). In connection with the acquisition of KCR, the Company acquired three retail dispensaries located in Bethlehem, Allentown and Stroudsburg, Pennsylvania. Prior to the acquisition, the Company owned 10% of KCR. The Company acquired the remaining 90% of the equity interest in KCR for total consideration of $69,847, comprised of: (i) $34,427 in Common Shares, (ii) $20,506 in cash, (iii) $7,101 related to the fair value of previously owned shares, (iv) a contingent consideration payable, with a value of $1,063 , and (v) a $6,750 promissory note, bearing 10% annual interest, which was settled when due in April 2022.

Acquisition of State Flower

On January 23, 2020, the Company obtained control of ABI SF, LLC ("State Flower"), a premium California cannabis brand that is currently sold through dispensaries in California. As consideration, the Company converted its previously-issued note receivable and accrued interest in the amount of $3,032 into a 49.9% equity interest in State Flower ("State Flower Acquisition"). The Company also recorded contingent consideration payable of $6,630, representing the expected consideration payable to acquire the remaining 50.1% of State Flower, which comprises 100% of its preferred shares, subject to regulatory approval. The Company retained 100% of the economics of State Flower through control of State Flower and has the right to acquire the remaining equity interests of State Flower, following receipt of certain regulatory approvals. On December 31, 2021, the final earn-out was calculated. The Company made a payment of $7,000 in January 2022. On January 19, 2024, the Company acquired the remaining 50.1% of the equity interest in State Flower for a total consideration of $250 in cash and the issuance of 782,539 Common Shares. As a result of which State Flower became a wholly-owned subsidiary of TerrAscend.

Acquisition of Ilera

On September 16, 2019, the Company, through WDB PA, a wholly-owned subsidiary of TerrAscend, acquired 100% of the outstanding equity interest of the entities comprising Ilera for total consideration of $225,000 comprised of a combination of cash and Common Shares. At closing, the Company paid the sellers $25,000 in cash, subject to customary closing adjustments, an additional $25,000 worth of proportionate voting shares in the capital of the Company (the "Proportionate Voting Shares") equivalent to approximately 5,059,102 Proportionate Voting Shares (which are each exchangeable for 1,000 Common Shares), and $601,000 in working capital adjustments. Additional cash consideration of $175,000 in aggregate was paid to the sellers based on Ilera achieving certain specified sales and profitability targets, with staggered payments made in 2020 and 2021. On June 30, 2021, the final earn-out had been calculated and remaining fair value amount of $29,700 was paid on that date.

Acquisition of the Apothecarium Dispensaries in California

On June 6, 2019, the Company closed a series of transactions to acquire controlling interests in three entities in California operating under the Apothecarium-branded retail dispensaries (the "Apothecarium 2019 Acquisition"). The transactions also included the acquisition of two additional entities that were seeking to operate retail locations in Northern California, which were ultimately opened in Berkeley and Capitola, and the acquisition of Valhalla, a leading provider of premium edible products. The Company acquired 49.9% of the outstanding equity interests of the entities operating three Apothecarium-branded retail dispensaries located in San Francisco and had the right (or, in certain circumstances, obligation) to acquire the remaining equity interests of such entities post-closing, following receipt of certain regulatory approvals. As consideration, the Company paid $71,854, comprised of: (i) $36,837 in cash, (ii) $813 in the form of a working capital adjustment, (iii) contingent consideration of $3,363 and (iv) 6,700 Proportionate Voting Shares, valued at $30,841. The Company retained 100% of the economics of the entities operating the three San Francisco locations, the Berkeley location and Capitola locations of the Apothecarium-branded dispensaries through control of such entities. On January 19, 2024, the Company acquired the remaining 50.1% of the outstanding equity interest in the three Apothecarium-branded retail dispensaries located in San Francisco, each, therefore, becoming a wholly-owned subsidiary of the Company. As consideration, the Company paid $3,700, which was satisfied by the Company with the issuance of 2,105,549 Common Shares.

Principal Products

The Company offers a competitive product portfolio, ranging from flower, concentrates, vaporizables, edibles, tinctures, topicals, and/or accessories, in the jurisdictions in which it operates. The Company strives to develop and introduce innovative products to serve patients’ and customers’ unique needs.

Principal Markets

The Company currently has operations in the United States, through TerrAscend, and in Canada, through TerrAscend Canada. In the United States, TerrAscend sells cannabis products in Michigan, Pennsylvania, New Jersey, Maryland and California. In Canada, TerrAscend Canada operates its Cookies Canada retail business. The Company’s business is not generally cyclical or seasonal in nature.

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

Specialized Knowledge and Skills

The Company’s business requires specialized skills and knowledge. The Company believes its team has developed and sourced business systems to effectively and efficiently operate its wholesale operations and retail cannabis operations in the jurisdictions in which it operates in the United States and Canada. The Company believes that the brand building, retail marketing and product development knowledge and skills that the Company’s management team and employees possess will be essential to the Company becoming a respected household name within the retail cannabis industry. Please see Item 1A – “Risk Factors” – “Risks Related to the Company’s Business, Operations and Industry” – “The Company is dependent on suppliers and key inputs for the cultivation, extraction and production of cannabis products.”

Competitive Conditions

The Company currently faces, and will continue to face, competition from new and existing licensed cannabis operators, competitors with existing retail operations, government owned retailers, the illicit market, and other applicable participants in the cannabis wholesale and manufacturing industry. Some of the Company's competitors may have greater financial resources, market access, and manufacturing and marketing experience than the Company. Due to challenging market conditions in certain jurisdictions, some operators have exited the industry and in doing so have heavily discounted their products, creating pressure on pricing.

Increased competition from numerous independent cannabis retail outlets, wholesalers and larger and better-financed competitors (including new entrants), and heavily discounted products by exiting players could have a material adverse effect on the Company. In the United States, as each state continues to oversee all regulations and policies within its individual borders, each state has the power to change its guidelines, laws, and regulatory operations at any time. This includes, but is not limited to, expanding into adult-use consumption, limiting the number of dispensaries an operator can own and run in a jurisdiction, or regulating partnerships with social equity licenses.

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
(f)
Exiting Competitors: This class of competitors may be vertically integrated or may only operate at the retail or wholesale levels, and due to financial distress, are exiting the cannabis market. These competitors may heavily discount their products during the process of winding down their operations.

Protection of Intellectual Property

The Company believes that the ownership and protection of the Company’s intellectual property rights is a significant aspect of the Company’s future opportunity. Currently, the Company relies on trade secrets, technical know-how and proprietary information for its commercial strategy. The Company protects its intellectual property by seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into restrictive agreements with parties that have access to the Company’s inventions, trade secrets, technical know-how and proprietary information, such as the Company’s partners, collaborators, employees and consultants, to protect confidentiality and intellectual property rights. The Company also seeks to preserve the integrity and confidentiality of its inventions, trade secrets, trademarks, technical know-how and proprietary information by maintaining strict operating procedures, physical security of the Company’s premises and physical and electronic security of its information technology systems.

In addition, the Company has sought and will continue to seek trademark protection in the United States and Canada. The Company’s ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, is limited in the United States, where registered federal trademark protection is currently unavailable for trademarks covering cannabis-related products and services that are illegal under the Controlled Substances Act. Accordingly, the Company’s ability to obtain intellectual property rights or enforce intellectual property rights against third party uses of similar trademarks may be limited in the United States. The U.S. Patent and Trademark Office released a policy on May 2, 2019, which clarifies that applications for trademarks for products that meet the definition of hemp could be accepted for registration, subject to certain exceptions.

Privacy and Cybersecurity

In the ordinary course of business, the Company processes personal or sensitive data. Accordingly, the Company is subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 (“TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act) (together, “CCPA/CPRA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, and the Payment Card Industry Data Security Standard (“PCI-DSS”). Additionally, the Company is subject to various consumer protection laws which requires the Company to publish statements that accurately and fairly describe how the Company handles personal data and choices individuals may have about the way their personal data is handled.

The regulatory landscape around privacy and cybersecurity is evolving rapidly and becoming increasingly stringent, which may increase our compliance obligations and exposure for any noncompliance. See the section titled “The Company (and the third parties with whom it works) is subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Its actual or perceived failure (or that of the third parties with whom it works) to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of business operations; reputational harm; loss of revenue or profits; and other adverse business consequences” for additional information about the laws and regulations to which the Company is subject and about the risks to our business associated with such laws and regulations.

Human Capital

As of December 31, 2024, the Company employed 1,163 employees, 134 of whom were subject to a collective bargaining agreement. Of these employees, approximately 950 were engaged on a full-time basis. The Company believes that it has a good relationship with its employees.

The Company believes in building a diverse team, and it strives to foster a welcoming culture where employees can make an impact on the Company’s success. The Company encourages talented people from all backgrounds to join the Company and is dedicated to promoting inclusion by encouraging its employees to participate in employee resource groups and other similar initiatives.

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

The U.S. federal government classifies cannabis as a Schedule I controlled substance under the Controlled Substances Act. Cannabis and/or cannabis products having more than 0.3% concentration of delta-9 tetrahydrocannabinol ("THC"), is cannabis. Conversely, cannabis with a THC concentration of less than 0.3% is classified as hemp.

There are 40 states plus the District of Columbia, the Commonwealth of the Northern Mariana Islands, Puerto Rico, United States, Virgin Islands and Guam that have legalized medical cannabis and approximately 24 states plus the District of Columbia, Guam, and the Commonwealth of the Northern Marina Islands that have legalized adult-use cannabis. Notwithstanding the permissive regulatory environment of medical, and in some cases adult-use cannabis at the state level, cannabis remains a Schedule I drug under the Controlled Substances Act, making it illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the United States. Furthermore, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable federal anti-money laundering legislation.

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

On January 4, 2018, the Cole Memorandum was rescinded by former U.S. Attorney General Jeff Sessions. While this did not create a change in federal law, the revocation added to the uncertainty of U.S. federal enforcement of the Controlled Substances Act in states where cannabis use is regulated. Former U.S. Attorney General Sessions also issued a one-page memorandum known as the “Sessions Memorandum” which confirmed the rescission of the Cole Memorandum and explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance as set forth in the U.S. Attorney’s Manual. The Sessions Memorandum did not otherwise indicate that the prosecution of cannabis-related offenses is a heightened DOJ priority. Furthermore, the Sessions Memorandum explicitly describes itself as a guide to prosecutorial discretion. Such prosecutorial discretion remains in the hands of U.S. Attorneys when deciding whether or not to prosecute cannabis-related offenses.

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

On October 6, 2022, President Joseph Biden requested that the Secretary of the U.S. Department of Health and Human Services (“HHS”) and the U.S. Attorney General initiate a review as to how cannabis is currently scheduled under federal law. In December 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which allows for significantly broader opportunities to study cannabis. On August 29, 2023, following a review by the U.S. Food and Drug Administration (“FDA”), the Secretary of HHS issued a recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be moved from Schedule I to Schedule III under the Controlled Substances Act. In December 2023, the DEA confirmed that it is in the process of conducting its review of HHS’s recommendation. On May 21, 2024, the DOJ proposed to transfer cannabis from Schedule I to Schedule III under the Controlled Substances Act, consistent with the recommendation issued by HHS. The Controlled Substances Act requires that such proposed rule changes be made through formal rulemaking on the record after an opportunity for a hearing. In November 2024, it was announced that formal hearing proceedings regarding the proposed rescheduling would begin in December 2024. Subsequently, it was announced that a formal hearing on the merits would begin in January 2025. However, on January 13, 2025, the hearing was canceled and the proceedings were stayed indefinitely pending an interlocutory appeal brought by two private movants who sought to remove the DEA from its role as proponent of the proposed rescheduling through a motion which was denied.

Despite its recension, as an industry best practice, the Company abides by the following policies to ensure compliance with the guidance included in the Cole Memorandum:

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

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its cannabis licenses in the United States, the listing of its securities on various stock exchanges, its financial position, operating results, profitability or liquidity, or the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. For the reasons set forth above, the Company’s investments and operations in the United States may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada.

The Company may also be subject to a variety of laws and regulations domestically and in the United States that relate to money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the "Bank Secrecy Act"), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada), and any other related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum clarifies how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the Controlled Substances Act and independently lists the federal government’s enforcement priorities as related to cannabis. Although the original FinCEN Memorandum is still in place, the supplementary DOJ guidance that accompanied the FinCEN Memorandum was rescinded when former U.S. Attorney General Sessions rescinded the Cole Memorandum. It is unclear whether the current administration will follow the guidelines of the FinCEN Memorandum, although immediately after the Sessions Memorandum, then-U.S. Treasury Secretary Steven Mnuchin stated that the Treasury Department had no intention to rescind the FinCEN Memorandum but, instead, wanted to improve the availability of banking services in the state-regulated cannabis space.

H.R. 1595, or the Secure and Fair Enforcement Banking Act of 2019 ("SAFE Banking Act"), which would expand financial services in the United States. to cannabis-related legitimate businesses and service providers, was introduced in the U.S. House of Representatives (the “House”) on March 7, 2019 with bipartisan support. The SAFE Banking Act has passed the House six times but has yet to pass the Senate. A new version of the SAFE Banking Act known as the Secure and Fair Enforcement Regulation ("SAFER Banking Act") was introduced in the Senate on September 21, 2023, and subsequently approved by the Senate Committee on Banking. The SAFER Banking Act is now pending passage in the U.S. Senate and, if passed, will move on to the House where it faces an uncertain future.

Other legislation that has been introduced in the United States that would make cannabis transactions easier and more predictable, include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Cannabis Administration and Opportunities Act (the “CAOA”). The MORE Act was first introduced in July 2019 by Representative Jerrold Nadler in the House, and in the Senate by then-U.S. Senator Kamala Harris. If it were to become law, the MORE Act would remove cannabis as a Schedule I controlled substance under the Controlled Substances Act and make available U.S. Small Business Administration funding for regulated cannabis operators. The MORE Act was reintroduced in the current U.S. Congress (“Congress”) by Representative Nadler on May 28, 2021, with no corresponding bill introduced in the Senate. The CAOA was released as a discussion draft by U.S. Senate Majority Leader Chuck Schumer, U.S. Senator Ron Wyden, and U.S. Senator Cory Booker in July 2022. If it were to become law, it would, among other things, remove cannabis from the definition of a controlled substance under the Controlled Substances Act, allow states to set their own regulations for cannabis, and block states from prohibiting interstate commerce of regulated cannabis across their borders. Recently introduced into Congress is another bill, the States Reform Act, introduced by Representative Nancy Mace, which would repeal the federal prohibition of cannabis.

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

State-Level Overview

The following section presents an overview of market and regulatory conditions for the cannabis industry in the United States that the Company has or is intending to have an operating presence in, and is presented as of the date of filing, unless otherwise indicated.

New Jersey

On January 18, 2010, the Compassionate Use Medical Marijuana Act (the “CUMMA”) came into force allowing patients with a limited number of qualifying medical conditions to access the state’s medical marijuana program. The New Jersey Department of Health (the “NJDOH”) issued regulations shortly thereafter authorizing the NJDOH to accept applications for a minimum of six alternative treatment centers (the “ATCs”), with two each to operate in the northern, central and southern regions of New Jersey.

The CUMMA permits each ATC to operate as both a cultivator and dispensary under one permit. These activities can take place at up to two locations, as long as both locations are within the same region. The application process involves two stages. Those seeking an ATC permit must first submit an application seeking authority to apply for a permit to operate. Upon the granting of the application, the prospective ATC must then complete the application for actual permitting. Applications for authority to apply for a permit may only be submitted following solicitation from the NJDOH for such applications. The first six permits for ATCs were awarded to nonprofit entities, with subsequent permits to be available to both nonprofit and for-profit entities.

Upon taking office on January 16, 2018, Governor Murphy expanded the medical program by issuing Executive Order No. 6, which ordered a 60-day review of all aspects of New Jersey’s current program, “with a focus on ways to expand access to cannabis for medical purposes.” In response to Executive Order No. 6, the NJDOH released its Executive Order 6 Report on March 23, 2018, which proposed significant changes to the existing medicinal program. In an effort to create greater patient access, the state immediately put into effect some of the recommended changes, including cutting registration and renewal fees, and expanding qualifying conditions.

On July 16, 2018, the Murphy Administration announced that the licensing application process would be opened for up to six additional vertically-integrated medicinal cannabis ATCs. The NJDOH released a Notice of Request for Applications outlining the reason for issuing the licenses, eligibility rules and information required for the applications. The application period opened on August 1, 2018 and closed on August 31, 2018. Winning applicants were supposed to be selected on or before November 1, 2018 but this deadline was subsequently pushed to December 2018 due to administrative constraints. On December 17, 2018, the NJDOH revealed the additional six medical cannabis ATCs it picked to add to the program. New Jersey will now have 12 vertically-integrated ATCs across the state, if these additional six applicant ATCs become operational. These six applicant ATCs now must pass background checks, provide evidence of cultivation and dispensary locations with municipal approval for each location, and comply with all regulations promulgated by the NJDOH, including safety and security requirements.

On March 25, 2019, a planned vote on a legislative package including medical expansion and adult-use legalization was pulled due to a lack of votes necessary to pass the legislation through the state Senate. This setback came after significant momentum that had helped to pass the bill through the appropriations and judiciary committees in March 2019. After the package of cannabis reforms stalled, Governor Murphy announced he would be expanding the medical program through administrative action. On December 18, 2020, Governor Murphy signed A. 5981/S. 4154 into law, which facilitated the expungement of low-level cannabis crimes and other offenses. On November 3, 2020, New Jersey voters passed a ballot measure amending the New Jersey Constitution to permit the use of cannabis for adults over 21 years of age. The ballot measure allowed New Jersey to regulate the growth, distribution, and sale of adult-use cannabis.

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

Maryland has three classes of cannabis licenses: dispensaries, cultivators, and processors. Wholesaling occurs between cultivators and processors, cultivators and dispensaries, and processors and dispensaries. Originally, no one company could directly control multiple licenses of the same class, but this restriction was changed in May 2019, when Governor Hogan signed a bill that permitted a single company to own or control, including the power to manage or operate, up to four dispensaries. Dispensary locations are tied to the Senate District in which they were awarded, with the exception of applicants who were awarded dispensary and cultivation licenses. These dispensaries can be located at the discretion of the license holder. Permitted products include oil-based formulations, flower, and edibles.

In April 2018, the Maryland House and Senate approved a bill, which was later signed by Governor Hogan, that expanded the license pool, allowing for a maximum of seven additional cultivation licenses, for a total of 22, and 13 additional processing licenses, for a total of 28. In November 2022, the voters in Maryland approved adult-use cannabis as a ballot question. Beginning on July 1, 2023, adults 21 or older may possess and consume up to 1.5 ounces of cannabis flower, 12 grams of concentrated cannabis, or a total amount of cannabis products that does not exceed 750 mg THC. This amount is known as the "personal use amount." Adult-use sales began around the same time. Subsequently, in July 2023, the Maryland Cannabis Administration (the "MCA") was established to oversee both Maryland's medical and adult-use cannabis programs. As of July 1, 2023, all medical license holders that chose to convert their licenses and whose conversion applications were approved by the MCA became the holders of "hybrid" medical and adult-use licenses (i.e., each license issued by the MCA permits the cultivation, processing, and dispensing of both medical and adult-use cannabis).

Pennsylvania

The Pennsylvania medical cannabis program was signed into law on April 17, 2016, under Act 16 and provided access to state residents with one or more of 17 qualifying conditions, including: epilepsy, chronic pain, and post-traumatic stress disorder. The state originally awarded only 12 licenses to cultivate/process and 27 licenses to operate retail dispensaries (which entitled holders to up to three medical dispensary locations per retail license).

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

There are two principal license categories in Pennsylvania: (1) cultivation/processing and (2) dispensary. All cultivation/processing establishments and dispensaries must register with the Pennsylvania Department of Health (the "PDOH"). Registration certificates are valid for a period of one year and are subject to annual renewals after the required fees are paid and the business remains in good standing. The PDOH must renew a permit unless it determines that the applicant is unlikely to maintain effective control against diversion of medical cannabis and the applicant is unlikely to comply with all laws as prescribed under the Pennsylvania medical cannabis program.

Under applicable laws, the licenses permit the license holder to cultivate, manufacture, process, package, sell and purchase medical cannabis pursuant to the terms of the licenses, which are issued by the PDOH under the provisions of Pennsylvania's Medical Marijuana Act and regulations promulgated thereunder. The medical cultivation/processing licenses permit the licensee to acquire, possess, cultivate, manufacture/process into medical cannabis products and/or medical cannabis-infused products, deliver, transfer, have tested, transport, supply or sell cannabis and related supplies to medical cannabis dispensaries.

The retail dispensary licenses permit the Company to purchase cannabis and cannabis products from cultivation/processing facilities, as well as allow the sale of cannabis and cannabis products.

Michigan

In November 2008, Michigan residents approved the Michigan Compassionate Care Initiative to provide a legal framework for individuals with certain debilitating medical conditions to lawfully use cannabis for medicinal purposes. In September 2016, the Michigan Legislature passed, and Governor Snyder signed into law, the Medical Marihuana Facilities Licensing Act (the “MMFLA”) and the Marihuana Tracking Act (the “MTA”) to provide a comprehensive licensing and tracking scheme, respectively, for the state’s medical cannabis program.

In 2018, Michigan voters approved Ballot Proposal 18-1, to make cannabis legal under state and local law for adults 21 years of age or older and to control the commercial production and distribution of cannabis under a system that licenses, regulates, and taxes the businesses involved. The proposal is known as the Michigan Regulation and Taxation of Marihuana Act (the “MRTMA” and together with the Michigan Medical Marihuana Act, the MMFLA, and the MTA, the “Michigan Cannabis Laws”).

Additionally, the Michigan Department of Licensing and Regulatory Affairs (the “LARA”) and the Marijuana Regulatory Agency (the "MRA") have supplemented the Michigan Cannabis Laws with administrative rules and bulletins to further clarify the regulatory landscape surrounding the state’s medical and adult-use cannabis programs. The MRA is the main regulatory authority for the licensing and regulation of medical and adult-use cannabis businesses and is an agency within LARA.

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

Pursuant to MAUCRSA: (i) CalCannabis, a division of the California Department of Food and Agriculture, was designated to issue licenses to cannabis cultivators: (ii) the Manufactured Cannabis Safety Branch (the “MCSB”), a division of the California Department of Public Health, was designated to issue licenses to cannabis manufacturers; and (iii) the California Department of Consumer Affairs, via its agency, the Bureau of Cannabis Control (the “BCC”), was designated to issue licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses. These agencies were also charged with overseeing various aspects of implementing and maintaining California’s cannabis landscape, including the statewide track and trace system. All three agencies released their initial emergency rulemakings at the end of 2017 and updated them with minor revisions in June

2018. The three agencies adopted their permanent rulemakings on January 16, 2019. All three agencies began issuing temporary licenses in January 2018 and stopped doing so on December 31, 2018, pursuant to MAUCRSA.

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

Regulatory Framework in Canada

Licenses and Regulatory Framework in Canada

The Cookies Canada License

The Company operates the Cookies Canada retail dispensary in Ontario, Canada through a subsidiary of TerrAscend Canada, which holds a retail operator's license under the Cannabis License Act (Ontario). The retail operator's license permits TerrAscend Canada, subject to further requirements set out in the regulations, to possess and sell cannabis, including cannabis extracts, topicals, edibles, and oils, in accordance with the applicable legislation and regulations promulgated thereunder, subject to certain restrictions and conditions.

The TerrAscend Canada Licensed Producer License

TerrAscend Canada held a standard cultivation license, standard processing license and license for sale for medical purposes under the Cannabis Act until February 9, 2023 when it opted to return its license.

Summary of Canadian Regulatory Framework

On October 17, 2018, the Cannabis Act and the Cannabis Regulations (the "Cannabis Regulations") came into force as law with the effect of legalizing adult-use cannabis and regulating the production, distribution and sale of cannabis and cannabis derived products (both medical and adult-use) within Canada. The Cannabis Act replaced the Controlled Drug and Substances Act (Canada) (the “CDSA”). Under the CDSA, the Access to Cannabis for Medical Purposes Regulations (the “ACMPR”) set out a framework to provide individuals with access to cannabis for medical purposes and it was the governing legislation in respect of the production, sale and distribution of medical cannabis and related oil extracts in Canada. Although the ACMPR was repealed, the regulatory framework applicable to cannabis for medical purposes was substantially reproduced within the Cannabis Act with minimal changes.

The Cannabis Regulations provide a licensing and permitting scheme for activities related to cannabis, setting out the following classes of licenses that authorize activities in relation to cannabis: (i) a license for cultivation; (ii) a license for processing; (iii) a license for analytical testing; (iv) a license for sale for medical purposes; (v) a license for research; and (vi) a cannabis drug license. Each license contemplates permitting the sale of cannabis within the supply chain (i.e. to other appropriate license holders or those permitted under a provincial law) but does not include the ability to sell recreational cannabis to retail consumers which is regulated by the provinces. At the end of each term of their respective licenses, a license holder must submit an application for renewal to Health Canada containing information prescribed by the Cannabis Act.

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

Compliance

TerrAscend believes it is in compliance with all applicable laws in the jurisdictions it operates including all state laws, the cannabis licensing framework of Maryland, Pennsylvania, New Jersey, California, and Michigan, and all provincial laws and the regulations in Ontario, and at the time of license return at the request of the Company, TerrAscend Canada believed it was in compliance with all applicable federal, provincial and territorial laws and regulations, including the Cannabis Act and the Cannabis Regulations. There are no known current incidences of material non-compliance, citations or notices of violations outstanding which may have an impact on the Company’s licenses, business activities or operations where it operates. Notwithstanding the foregoing, like all businesses, the Company may, from time to time, experience incidences of non-compliance with applicable rules and regulations in the jurisdictions in which the Company operates, and such non-compliance may have an impact on the Company’s licenses, business activities or operations. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in the jurisdictions in which the Company operates. Notwithstanding the fact that various states in the United States have implemented medical cannabis laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act.

Available Information

The Company’s website address is www.terrascend.com. Through this website, the Company’s filings with the SEC, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC, and copies thereof are electronically filed on the System for Electronic Document Analysis and Retrieval + in Canada. Information contained on or accessible through the Company's website is not a part of this Annual Report, and the inclusion of the Company's website address in this Annual Report is an inactive textual reference only.

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

Regulatory and Legal Risks Related to the Company’s Business and the Cannabis Industry

As a cannabis business, the Company may be subject to unfavorable tax treatment and risks under U.S. federal income tax law.

Tax risk is the risk of changes in the tax environment that would have a material adverse effect on the Companyʼs business, results of operations, and financial condition. Currently, U.S. state licensed cannabis businesses are assessed at a comparatively high effective U.S. federal income tax rate due to Section 280E of the Internal Revenue Code of 1986, as amended (the "Code"), which prohibits businesses associated with trafficking in controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act) from deducting certain expenses. The IRS has invoked Section 280E of the Code in tax audits against various cannabis businesses in the United States that are permitted under applicable U.S. state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. In addition, on June 28, 2024, the IRS published a press release reminding taxpayers that cannabis remains a Schedule I controlled substance until a final rule is published that reschedules cannabis and, therefore, cannabis is still subject to the limitations of Section 280E of the Code, and stating that taxpayers that have filed amended returns seeking a refund of taxes paid related to Section 280E of the Code are not entitled to a refund or payment and that the IRS is taking steps to address these claims. While there are currently several pending cases before various U.S. administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E of the Code favorable to cannabis businesses. Given these facts, the impact of any such challenges cannot be reliably estimated; however, it may be significant to the financial condition and/or the overall operations of the Company.

The Company has taken the position that it does not owe taxes attributable to the application of Section 280E of the Code, including amending its U.S. federal income tax returns related to 2020, 2021, and 2022 based on legal interpretations that challenge its tax liability under Section 280E of the Code. Because the Company’s tax positions could be (and, as discussed below, has been) challenged by the IRS and other taxing authorities and the Company may not be wholly successful in defending its tax positions, the Company records reserves for unrecognized tax benefits based on its assessment of the probability of successfully sustaining its tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining the Company’s tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. During the year ended December 31, 2024, the Company received refunds related primarily to the Company's amended U.S. federal income tax return for 2020. During the year ended December 31, 2024, certain of the Company’s amended federal income tax returns were selected for routine examinations by the IRS.

The Company may be at risk of increased scrutiny from the IRS on past and future tax filings and, in the normal course of business, the Company receives notices, from time to time, from various local, state, and federal tax agencies. If the IRS makes a determination that the Company is not in compliance with Section 280E of the Code, the Company may be required to pay any difference in the amounts owed, in addition to penalties and interest, which could equal or exceed the amounts reserved by the Company, exceed the amount of cash on hand and materially impact the Company’s financial condition or results of operations.

On October 6, 2022, President Joseph Biden requested that the Secretary of HHS and the Attorney General to initiate a review as to how cannabis is currently scheduled under federal law. In August 2023, following a review by the FDA, the Secretary of HHS issued a recommendation to the DEA that cannabis be moved to Schedule III under the Controlled Substances Act. In December 2023, the DEA confirmed that it is currently conducting its review. On May 21, 2024, the DOJ published a notice of proposed rulemaking with the Federal Register to initiate a formal rulemaking process to consider transferring cannabis to Schedule III under the Controlled Substances Act. The Controlled Substances Act requires formal rulemaking on the record after an opportunity for a hearing. The hearing has been postponed multiple times and is currently pending resolution of an interlocutory appeal brought by two private movants who sought to remove the DEA from its role as proponent of the proposed rescheduling through a motion which was denied.

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

While some states in the United States. have legalized the use and sale of cannabis in some form, it remains illegal under U.S. federal law. On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a memorandum to U.S. Attorneys which rescinded previous guidance from the DOJ specific to cannabis enforcement in the United States, including the Cole Memorandum, which stated that the DOJ would not prioritize the prosecution of cannabis-related violations of U.S. federal law in jurisdictions that had enacted laws legalizing medical cannabis in some form and had implemented strong and effective regulatory and enforcement systems. With the Cole Memorandum rescinded, U.S. federal prosecutors have greater discretion in determining whether to prosecute medical cannabis-related violations of U.S. federal law, though there was never such a policy statement in relation to United States and its territories with adult-use cannabis programs. There can be no assurance as to the position the Trump administration or any administration may take on cannabis, and a new administration could decide to enforce federal laws against state-regulated cannabis companies. Because TerrAscend engages in cannabis-related activities in the United States, an increase in federal enforcement efforts with respect to current U.S. federal laws applicable to cannabis could cause financial damage to the Company. Further, the Company is at risk of being prosecuted under U.S. federal law and having its assets seized.

The Companyʼs exposure to U.S. cannabis related activities are as follows:

	December 31, 2024	December 31, 2023
Current assets	102,645	101,369
Non-current assets	502,358	562,916
Current liabilities	74,743	204,455
Non-current liabilities	342,296	206,123

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue, net	305,635	316,257	246,571
Gross profit	149,742	159,349	100,941
(Loss) income from operations	(2,013)	49,145	(4,994)
Net loss attributable to controlling interest	(62,751)	(73,541)	(322,461)

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, civil forfeiture or divestiture. Any property owned by participants in the cannabis industry that is either used in the course of conducting or comprises the proceeds of a cannabis business could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owners of the property were never charged with a crime, the property in question could still be seized and subjected to an administrative proceeding by which, with minimal process, it could become subject to forfeiture. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, the listing of its securities on various stock exchanges, its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

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

As stated above, Congress has passed appropriations bills in each fiscal year since FY2015, that prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The continuing resolution contains, among other things, the RBA, which prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state medical cannabis laws.

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

Although the Agriculture Improvement Act of 2018 (commonly known as the "2018 Farm Bill"), among other things, removes hemp from the controlled substances list under the Controlled Substances Act, it does not legalize CBD generally. In particular, the 2018 Farm Bill preserves the FDAʼs authority to regulate products containing cannabis or cannabis-derived compounds. Pursuant to a statement released on December 20, 2018, Frequently Asked Questions on the FDAʼs website, and numerous public statements, the FDA has taken the position that all CBD is a drug ingredient and therefore illegal to add to food or health products without the FDA's approval or further action. The FDA considers products containing CBD or other cannabis-derived compounds the same as any other FDA-regulated products and takes the position that they are subject to the same authorities and requirements as similarly regulated products, including but not limited to required approvals for food ingredients and dietary supplements based on safety standards. Importantly, the FDA has taken the position that it is unlawful under the FDCA to introduce food containing added CBD into interstate commerce, or to market CBD products as, or in, food or dietary supplements, regardless of whether the substances are hemp derived. The FDA has however indicated that it will work towards providing ways for companies to seek approval from the FDA to market CBD products. Further, many state criminal laws and food and drug laws prohibit or restrict the production and/or sale of hemp-derived CBD products. The Companyʼs U.S. hemp operations were subject to FDA oversight. There is no guarantee that the Company would be able to obtain necessary approval from regulatory authorities for its products in the United States.

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

The Company may be at a higher risk of an IRS audit

There may be a greater likelihood that the IRS will audit the tax returns of cannabis-related businesses and any such IRS audit may require significant management attention. Additionally, the Company filed refund claims for several of its subsidiaries, which may also increase the likelihood of an audit. Any such audit of the Company’s tax returns could result in it being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

The Company’s business is subject to applicable anti-money laundering laws and regulations and, therefore, the Company has restricted access to capital markets, banking and other financial services, which may adversely affect the Company's business.

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

The U.S. federal prohibitions on the sale of cannabis may result in the Company and its partners being restricted from accessing the U.S. banking system and they may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to the Companyʼs banking institutions not accepting payments and deposits. The Company is at risk that any bank accounts it has could be closed at any time and result in increased costs for the Company. The Companyʼs activities in the United States, and any proceeds thereof, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the United States. This may restrict the ability of the Company to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while the Company has no current intention to declare or pay dividends on the Common Shares in the foreseeable future, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time. The guidance provided in the FinCEN Memorandum as described above may change depending on the position of the U.S. government administration at any given time and is subject to revision or retraction in the future, which may restrict the Companyʼs access to banking services.

The Company’s business relies heavily on its ability to obtain and maintain required licenses, and failure to do so may adversely affect its business.

The Companyʼs ability to cultivate, manufacture and sell medicinal and adult-use cannabis in certain U.S. states and in Canada is dependent on its ability to maintain licenses with applicable regulators for the cultivation, manufacture, and sale of cannabis. Failure to comply with the requirements of its licenses or any failure to maintain its licenses could have a material adverse impact on the business, financial condition and operating results of the Company.

The Company and its subsidiaries, as applicable, will apply for, as the need arises, all necessary licenses and permits for the activities it expects to conduct in the future. However, the ability of the Company or its subsidiaries to obtain, maintain or renew any such licenses and permits on acceptable terms is subject to changes in regulations and policies, and at the discretion of the applicable authorities or other governmental agencies in each jurisdictions.

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

The cannabis industry is subject to extensive controls and regulations, which may significantly affect the financial condition of the Company. The marketability of any product may be affected by numerous factors that are beyond the control of the Company, and which cannot be predicted, such as changes to government regulations, including those relating to taxes and other government levies which may be imposed. Changes in government levies, including taxes, could reduce the Companyʼs earnings and could make future capital investments or the Companyʼs operations uneconomic. The industry is also subject to numerous legal challenges, which may significantly affect the financial condition of market participants and which cannot be reliably predicted.

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

The Company faces further risk associated with restrictions on licenses as a result of the Company's inability to control public company shareholder ownership or conflicting interpretations of control or ownership of the Company by shareholders, and therefore the Company may inadvertently have certain restrictions placed on its ability to operate as a result of third-party ownership. Restrictions placed on the Company's ability to own specific licenses or assets in specific markets, or complexities arising from third-party ownership thresholds may materially adversely impact the Company's ability to compete in a specific market or may cause other regulatory delays in receiving regulatory approval for certain activities.

Tax and accounting requirements may change or be interpreted in ways that are unforeseen to the Company, and the Company may face difficulty or be unable to implement and/or comply with any such changes or interpretations.

The Company is subject to numerous tax and accounting requirements, and changes in existing rules or practices, varying interpretations of current rules or practices, or enactments of new rules or practices could have a significant adverse effect on the Company’s financial results, the manner in which the Company conducts its business, or the marketability of any of its products. For instance, the Inflation Reduction Act enacted in 2022 imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In many countries, including the United States, the Company is subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although the Company believes that it is in substantial compliance with all applicable regulations and restrictions, it is subject to the risk that governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that the Company should file tax returns in jurisdictions where it does not file and subject it to additional tax. In the future, the geographic scope of the Company’s business may expand, and such expansion will require the Company to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time-consuming and expensive and could potentially subject the Company to penalties and fees in the future if it failed to comply with applicable tax laws and regulations. In the event that the Company failed to comply with applicable tax laws and regulations, this could have a material adverse effect on its business, financial condition, and results of operations.

The Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all of the jurisdictions in which it operates, which could negatively affect its business.

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

The Companyʼs continued compliance with regulatory requirements enacted by government authorities and its ability to obtain all required regulatory approvals, for the sale of its products, including maintaining and renewing all applicable licenses, is crucial to the successful execution of the Companyʼs strategies. The cannabis industry is an emerging industry in the United States, and the Company cannot forecast the impact of each compliance regime to which they will be subject. Similarly, the Company cannot predict its ability to secure all appropriate regulatory approvals for any of its products, or the extent of testing or related documentation that may be required by governmental authorities. Delays in obtaining, or failure to obtain, regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have adverse effect on the business, financial condition, and operating results of the Company. Without limiting the foregoing, the Companyʼs failure to comply with the requirements of any underlying licenses or any failure to maintain any underlying licenses would have a material adverse impact on its business, financial condition, and operating results. It is uncertain whether any required licenses for the operation of the Companyʼs business will be extended or renewed in a timely manner, if at all, or that if they are extended or renewed, the licenses will be extended or renewed on the same or similar terms.

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

The Company is subject to the rules and policies of the TSX.

The Common Shares are currently listed on the TSX, and accordingly, so long as the Company chooses to continue to be listed on such stock exchange, it must comply with the TSX requirements or guidelines when conducting business, especially when pursuing opportunities in the United States. On October 16, 2017, the TSX provided clarity regarding the application of Sections 306 (Minimum Listing Requirements) and 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the "TSX Requirements") to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017-0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding cannabis are not in compliance with the TSX Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the TSX Requirements, the TSX has the discretion to initiate a delisting review. Although the Company believes that it currently complies with the TSX Requirements there is a risk that the Company’s interpretation may differ from the TSX and failure to comply with the TSX Requirements could result in a delisting of the Common Shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of the Common Shares and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

There is a substantial risk of regulatory or political change with respect to cannabis, which could have a material adverse effect on the Company and its business.

In the United States, the operations of TerrAscend and its subsidiaries are subject to a variety of laws, including, among other things, state and local regulations and guidelines relating to the cultivation, manufacture, management, transportation, distribution, sale, storage and disposal of cannabis. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause adverse effects to the Company’s business, financial condition and results of operations. Local, state and federal laws and regulations governing cannabis for medicinal and adult-use purposes are broad in control and are subject to evolving interpretations, which could require the Company to incur substantial costs associated with bringing the Companyʼs operations into compliance. In addition, violations of these laws, or allegations of such violations, could disrupt the Companyʼs operations and result in a material adverse effect on its financial performance. It is beyond the Companyʼs scope to predict the nature of any future change to the existing laws, regulations, policies, interpretations or applications, nor can the Company determine what effect such changes, when and if promulgated, could have on the Companyʼs business.

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

Furthermore, should the United States federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Uniform State Food, Drug and Cosmetic Act. Additionally, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of medical and adult-use cannabis. Clinical trials may be needed to verify efficacy and safety of medical cannabis products. It is also possible that the FDA would require that facilities where cannabis is grown or manufactured register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If the Company is unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

In Canada, the Cannabis Act was established on October 17, 2018, along with various related regulations. The cultivation, processing, distribution and sale of cannabis, among other things, remains subject to extensive regulatory oversight in Canada under the Cannabis Act. It is possible that these statutory requirements, including any new regulations that are subsequently issued, could significantly and adversely affect the business, financial condition and results of operations of the Company.

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

The Companyʼs products may be subject to recalls or returns for a variety of reasons, including product defects such as contamination, unintended harmful side effects or interactions with other substances, packaging safety, inadequate or inaccurate labeling disclosure, or other reasons outside of the control of the Company. In certain circumstances, state regulators may change certain regulations after products are already in the market, that may require the Company to issue a recall. If any of the Companyʼs products are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection therewith. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all, in addition to writing off a substantial amount of inventory or materials. Additionally, a product recall may require significant management attention. Although the Company has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. If one of the products produced by the Company were subject to a recall, the image of that product and the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Companyʼs products and could have a material adverse effect on the results of operations and financial condition of the Company. Additionally, product recalls may lead to increased scrutiny of the Companyʼs operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

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

In the United States, marketing, advertising, packaging and labeling regulations vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. The regulatory environment in the United States may limit the Company’s ability to compete for market share in a manner similar to other industries.

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

Failure to comply with medical practice laws and regulations may result in impacts to the Company's operations, the imposition of monetary fines or the commencement of legal proceedings.

In the United States, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, which include individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as a result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, provisions of the Americans with Disabilities Act require confidential treatment of employee medical records.

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

In addition, with respect to consumer health information, there are a number of federal, state and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. For example, the privacy rules under PIPEDA and other applicable privacy laws protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose, and may apply to its operations globally. In Canada, we may also be required to retain certain customer personal information for prescribed periods of time pursuant to the Cannabis Act.

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

The Company’s PFIC status generally will depend on the nature and composition of the Company’s income and assets and the value of the Company’s assets (which generally will be determined based on the fair market value of each asset, with the value of goodwill determined in large part by reference to the market value of the Company’s stock from time to time, which may be volatile). If the Company’s market capitalization declines while it holds a substantial amount of cash for any taxable year, the Company may be a PFIC for such taxable year. The manner and timeframe in which the Company spends the cash it raises in any offering, the transactions it enters into, and how the Company’s corporate structure may change in the future will affect the nature and composition of the Company’s income and assets. Based on the nature and composition of the Company’s income and assets and the value of the Company’s assets, including goodwill, the Company believes that it was not a PFIC for its taxable year ended December 31, 2024. Because PFIC determination is a factual determination made annually after the end of each taxable year by applying principles and methodologies that, in some circumstances, are unclear and subject to varying interpretation, there can be no assurance that the Company will not be a PFIC for any taxable year, and the Company’s U.S. counsel expresses no opinion with respect to the Company’s PFIC status for any taxable year. U.S. investors should consult their own tax advisors regarding the PFIC rules’ impact in their particular circumstances.

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

The Company’s U.S. federal net operating loss carryforwards (“NOLs”) generated in taxable years beginning before January 1, 2018, may be carried forward for 20 years. The Company’s U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the utilization of such NOLs is limited. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its stock ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change U.S. federal NOLs to offset its future U.S. taxable income. If the Company has undergone an ownership change in the past, or if future changes in its stock ownership result in an ownership change, which may be outside of the Company's control, its ability to utilize its U.S. federal NOLs may be limited by Section 382 of the Code. It is uncertain if and to what extent U.S. states will conform to U.S. federal income tax law with respect to the treatment of NOLs. As a result, the Company’s ability to use its U.S. NOLs to offset its future U.S. taxable income may be subject to limitations, which could increase its tax liability and decrease its cash flow.

The Company may be subject to heightened scrutiny by Canadian regulatory authorities, which could negatively affect its business.

The Companyʼs future investments, joint ventures and operations in the United States may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada, including placing certain restrictions on the Company’s ability to operate or acquire other cannabis businesses in the United States. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Companyʼs ability to invest in the United States or any other jurisdiction, in addition to those described herein.

Although a memorandum of understanding signed by the Canadian Depository for Securities (“CDS”) and the Canadian recognized exchanges (Aequitas NEO Exchange Inc., the CSE, the TSX, and the TSX Venture Exchange) dated February 8, 2018, confirms that CDS relies on the exchanges to review the conduct of listed issuers, and therefore there is currently no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Common Shares to make and settle trades. In particular, Common Shares would become highly illiquid as and until an alternative was implemented, investors would have no ability to affect a trade of Common Shares through the facilities of a stock exchange.

The Company’s investors, directors, officers, employees and contractors who are not U.S. citizens may be denied entry into the United States, which may negatively affect the Company’s business.

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

The Company’s outstanding indebtedness may adversely affect the Company’s business, results of operations and financial condition. As of December 31, 2024, the Company had approximately $204,545 of total debt principal amounts outstanding. See the section titled "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this Annual Report for more information regarding the Company's indebtedness. As a result of its indebtedness, a portion of the Company's cash flow will be required to pay interest and principal on its outstanding loans. The Company's indebtedness could have important consequences. For example, it could:

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

Furthermore, the instruments governing the Company’s indebtedness include obligations and covenants that limit the Company’s discretion with respect to certain business matters and require the Company to satisfy certain financial requirements. The Company may not receive consent from lenders to take certain actions such as divest assets or enter into material agreements. The Company can make no assurances that it will be able to comply with such obligations and covenants and any failure to comply could result in a default, which, if not amended, cured or waived, could permit acceleration of the indebtedness and the exercise of other remedies available to lenders. In such event, there can be no assurance that the Company would be able to obtain any amendment, cure, waiver or other relief on terms acceptable to the Company. If the Company is unable to obtain relief from an event, the relevant indebtedness may be accelerated and the related collateral may be foreclosed upon. In addition such circumstances may result in the cross-default or cross-acceleration of other debt, any of which would materially adversely affect the Company's business, results of operations, and financial condition.

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

Raising additional funds by issuing equity securities will cause dilution to existing shareholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict the Company's operations or require it to relinquish proprietary rights. The Company may not be able to secure additional debt or equity financing on favorable terms or at all.

The Company expects that significant additional capital may be needed in the future to continue its planned operations. The Company expects to finance its cash needs through cash flow from ongoing operations and a combination of equity offerings, debt financings and other strategies. The Company cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. If the Company raises additional equity financing, its shareholders may experience significant dilution of their ownership interests, the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common shareholder, and the per-share value of the Common Shares could decline. If the Company engages in debt financing, it may be required to accept terms that restrict or limit the Company’s ability to take specific actions, such as incurring additional indebtedness, making capital expenditures or declaring dividends, and other restrictive covenants that could adversely impact the Company’s ability to conduct its business. In addition, weakness and volatility in the capital markets and the economy in general could limit the Company's access to the capital markets and increase its cost of borrowing.

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

There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the United States, Canadian and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, could potentially result in an impairment charge. From time to time, the Company may be required to record a significant charge to earnings in its consolidated financial statements during the period in which any impairment of the Company’s goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on the Company’s business operations and its financial position or results of operations.

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

The Companyʼs business involves the cultivation of the cannabis plant. The cultivation of this plant is subject to agricultural risks related to insects, plant diseases, unstable growing conditions, water and electricity availability and cost, and force majeure events. Certain agricultural risks, such as insects or plant diseases, can result in a prolonged disruption of its operations. Although the Company cultivates its cannabis plants indoors or in greenhouses, each with climate-controlled rooms staffed by trained personnel, there can be no assurance that agricultural risks will not have a material adverse effect on the cultivation of its cannabis. The Company may, in the future, cultivate cannabis plants outdoors, which would also subject it to related agricultural risks.

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

The Company’s ability to obtain registered trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering cannabis-related products and services that are illegal under the Controlled Substances Act. Accordingly, the Company’s ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries. The U.S. Patent and Trademark Office released a policy on May 2, 2019 that clarifies that applications for trademarks for products that meet the definition of hemp could be accepted for registration, with certain exceptions.

Even if the Company moves to protect its technology with trademarks, patents, copyrights or by other means, the Company is not assured that competitors will not develop similar technology, business methods or that the Company will be able to exercise its legal rights. The Company may have limited or no enforcement options, should its intellectual property be infringed on by illicit operators. Furthermore, other countries may not protect intellectual property rights to the same standards as the United States or Canada. Actions taken to protect or preserve intellectual property rights may require significant financial and other resources which may have a significant impact on the Companyʼs ability to successfully grow the business.

In addition, other parties may claim that the Companyʼs products infringe on their proprietary and perhaps patent protected rights. Such claims, whether or not meritorious, may result in the Companyʼs expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages.

Directors and officers of the Company have faced, and may in the future face, conflicts of interests regarding the Company's business strategy.

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

The Company’s gross profits may decline as a result of a reduction in wholesale or retail cannabis prices. The Company’s profitability is sensitive to fluctuations in wholesale and retail prices caused by crop seasonality, disruptions to supply chains, increased competition, government taxes or levies, and other market conditions, all of which are factors beyond the Company’s control. There is currently not an established market price for cannabis and the price of cannabis may change rapidly. Any price decline may have a material adverse effect on the Company.

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

Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or the Company’s products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect on the Company. Although the Company uses quality control processes and procedures to ensure our consumer packaged goods meet the Company's standards, a failure or alleged failure of such processes and procedures could result in negative consumer perception of products or legal claims against the Company. Adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

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

The Company is dependent on consumer acceptance of and public demand for its products.

The Company’s ability to generate revenue and be successful in the implementation of its business plan is dependent on consumer acceptance of and demand for its products. Acceptance of the Company’s products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If customers do not accept the Company’s products, or if such products fail to adequately meet customers’ needs and expectations, the Company’s ability to generate revenue could be negatively impacted. As the number of available licenses increase in the markets in which the Company operates, and the illicit market and psychoactive hemp-based products proliferate, additional competition and increased product availability may result in competitors undercutting the Company’s prices. From time to time, the Company may need to reduce its prices in response to competitive and customer pressures and to maintain its market share, which could materially reduce the Company’s revenue.

The Company (and the third parties with whom it works) faces physical security risks, as well as risks related to its information technology systems, data, potential cyber or phishing attacks, and security incidents or other interruption.

In the ordinary course of its business, the Company, and the third parties with whom it works, collects, receives, stores, processes, generates, uses, transfers, discloses, makes accessible, protects, secures, disposes of, transmits, and shares personal data about its patients, adult-use customers and guests and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, "sensitive data").

If there was a breach in physical security systems and the Company became victim to a robbery or theft or if there was a failure of information technology systems or a component of information technology systems, or if the Company's sensitive data were otherwise compromised, it could, depending on the nature of any such security incident or other interruption, adversely impact the Companyʼs reputation, business continuity and results of operations. Any such security incident or other interruption could expose the Company to additional liability and to potentially costly litigation, government enforcement actions, additional reporting requirements and/or oversight, indemnification obligations, negative publicity, increase expenses relating to the resolution and future prevention of these security incident or other interruption and may deter potential customers from choosing the Companyʼs products.

A security incident or other interruption may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Cyber-attacks, malicious internet-based activity, online and offline fraud such as phishing schemes, and other similar activities threaten the confidentiality, integrity, and availability of the Company’s sensitive data and information technology systems, and those of the third parties with whom it works. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, the Company, and the third parties with whom it works are vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt its systems and operations, supply chain, and ability to produce, sell and distribute its goods and services.

The Company and the third parties with whom it works are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, cable cuts, damage to physical plants, power loss, vandalism, theft, and other similar threats.

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

Remote work has increased risks to the Company’s information technology systems and data, as its employees utilize network connections, computers, and devices outside its premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose the Company to additional cybersecurity risks and vulnerabilities, as its systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, the Company may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into the Company’s information technology environment and security program should any security issues be identified.

In addition, the Company's reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to its business operations. The Company has entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with its operations. The Company attempts to ensure SOX compliance by requiring vendors that interact with financially material data to provide SOC certification (Type 1 or Type 2) of their internal controls. Additionally, every new software provider Company works with is required to go through a security audit of their infrastructure and security practices. However, the Company’s ability to ensure these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, the Company could experience adverse consequences. While the Company may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to the Company, any award may be insufficient to cover the Company’s damages, or the Company may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and the Company cannot guarantee that third parties’ infrastructure in its supply chain or the third parties' with whom it works supply chains have not been compromised.

The Companyʼs operations depend, in part, on how well it and the third parties with whom it works protect networks, equipment, information technology systems and software against compromise or damage from of the aforementioned or similar threats. The Companyʼs operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures.

The Company expends resources or may have to modify its business activities to try to protect against security incidents or other interruption. Additionally, certain data privacy and security obligations require the Company to implement and maintain specific security measures or industry-standard or reasonable security measures to protect its information technology systems and sensitive data.

In 2024, the Company identified and quickly contained and remediated several non-material cybersecurity incidents. The Company takes steps designed to detect, mitigate and remediate vulnerabilities in its information systems (such as its hardware or software, including that of third parties with whom it works), but it may not be able to detect and remediate all such vulnerabilities, including on a timely basis. Further, the Company may in the future experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident or other interruption.

While the Company has implemented security measures designed to protect against security incidents and other interruptions, there can be no assurance that these measures will be effective. It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident or other interruption. Despite the Company’s efforts to detect, investigate, mitigate, contain, and remediate a security incident, the Company may not be successful. Actions taken by the Company or the third parties with whom it works to detect, investigate, mitigate, contain, and remediate a security incident or other interruption could result in outages, data losses, and disruptions of the Company’s business. Threat actors may also gain access to other networks and systems after a compromise of the Company’s networks and systems.

Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to the Company’s sensitive data or its information technology systems, or those of the third parties with whom it works.

For example, in September 2024, the Company became aware of a security incident where a contractor’s firewall VPN account was accessed. This allowed a threat actor to scan a site’s network and attempt to login to devices unsuccessfully, as the incident was immediately detected and stopped. A security incident or other interruption could disrupt the Company’s ability (and that of the third parties with whom it works) to provide its goods and services.

Applicable data privacy and security obligations may require the Company, or it may voluntarily choose, to notify relevant stakeholders (including affected individuals, customers, regulators, and investors) of security incidents or other interruptions, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosure or the failure to comply with applicable requirements could lead to adverse consequences.

Some of the Company’s contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in its contracts are sufficient to protect it from liabilities, damages, or claims related to its data privacy and security obligations. The Company cannot be sure that its insurance coverage will be adequate or sufficient to protect it from, or to mitigate liabilities arising out of its privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident or other interruption, third parties may gather, collect, or infer sensitive data about it from public sources, data brokers, or other means that reveals competitively sensitive details about the Company and could be used to undermine its competitive advantage or market position. Additionally, sensitive information of the Company or its customers could be leaked, disclosed, or revealed as a result of or in connection with its employees’, personnel’s, or vendors’ use of generative AI technologies.

The Company may be subject to growth-related risks, which could negatively affect its business.

The Company may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on the Companyʼs business, financial condition, results of operations and prospects.

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

The Company incurs expenses and diversion of Company management’s time in its efforts to comply with Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause the Company to fail to meet its reporting obligations. In addition, any testing by the Company conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by the Company’s independent registered public accounting firm when required, may reveal deficiencies in the Company’s internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to the Company’s consolidated financial statements or identify other areas for further attention or improvement. Moreover, the Company's internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If the Company is unable to assert that its internal control over financial reporting is effective, investors could lose confidence in the Company's reported financial information, the trading price of the Common Shares could decline and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

The Company’s business could be adversely affected by economic downturns, fluctuating inflation, high interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the war in Ukraine and the hostilities in the Middle East, policy changes, including tariffs, or other macroeconomic conditions, which have in the past and may in the future negatively impact the Company’s business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuating inflation rates and interest rates and uncertainty about economic stability. Increased inflation rates can adversely affect the Company by increasing the Company’s costs, including labor and employee benefit costs. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. In addition, if the equity and credit markets deteriorate, including as a result of political unrest or war, such as the war in Ukraine and the hostilities in the Middle East, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, and more costly or more dilutive.

The Company faces intense competition and its business could be adversely affected by other businesses in a better competitive position.

The introduction of an adult-use model for cannabis production and distribution may impact the growth in the existing medical cannabis market. The impact of this potential development may be negative for the Company and could result in increased levels of competition in its existing medical market and/or the entry of new competitors in the overall cannabis market in which the Company operates, in addition to potential gross margin reduction. There is potential that the Company will face intense competition from other companies, particularly larger multi-state operators, some of which can be expected to have longer operating histories and more financial resources and manufacturing and marketing experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition and results of operations of the Company, and result in lower than anticipated growth in both the existing medical cannabis market and the adult-use market.

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

The Company has historically had continued losses which could have a material negative effect on the Company's business and prospects.

As of December 31, 2024, the Company had an accumulated deficit of approximately $778,514. The Company incurred losses in fiscal years 2022, 2023 and 2024. The Company may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. Because the cannabis industry and market are relatively new and rapidly evolving, it is difficult for the Company to predict its future operating results. As a result, it may incur future losses that may be larger than anticipated. In addition, the Company may continue to increase operating expenses as it implements initiatives to continue to grow its business. The Company's ability to execute on its growth strategy requires additional financing. The Company may need to raise additional funds in order to operate its business and meet obligations as they become due. However, financing may not be available to the Company in the necessary time frame, in amounts that the Company requires, on terms that are acceptable to the Company, or at all. If the Company is unable to raise the necessary funds when needed, it will be required to take additional actions to address its liquidity needs, including cost reduction measures, it would materially and adversely impact the Company's ability to execute on its operating plans. These actions may cause the Company's shareholders to lose all or part of their investment in the Common Share. If the Companyʼs sales do not increase to offset any increases in costs and operating expenses, the Company will not be profitable. Furthermore, if the Company's future growth and operating performance fail to meet investor or analyst expectations, or if it has future negative cash flow or losses resulting from its investment in product development or marketing, its financial condition and share price could be materially adversely affected.

Demand for the Company’s products is difficult to forecast due to limited and unreliable market data.

As a result of recent and ongoing regulatory and policy changes in the medical and adult-use cannabis industry, the market data available is limited and unreliable. Federal and state laws prevent widespread participation and hinder market research. Therefore, the Company must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the industry. Market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of the Companyʼs management team as of the date of this Annual Report. A failure in the demand for its products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations, financial condition or prospects of the Company.

The Company’s inability to attract and retain key personnel, or its inability to maintain relations with its employees, unions and other employee representatives, could materially adversely affect its business.

The success of the Company is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management, which are key personnel. Moreover, the Companyʼs future success depends on its continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and the Company may incur significant costs to attract and retain them. The Company does not maintain "key man" insurance policies on the lives of its key personnel, or the lives of any of its other employees. In order to induce valuable employees to continue their employment with the Company, the Company has provided certain key personnel stock options and restricted stock units that vest over time. The value to employees of such equity grants that vest over time is significantly affected by movements in the price of the Common Share that are beyond the Company's control, and may at any time be insufficient to counteract more lucrative offers from other companies. The Company is limited in its ability to address declines in the value of employee equity grants in an effort to retain key personnel, Should the Company pursue any stock option re-grant or re-pricing efforts, such efforts may not be approved by the Company's shareholders or the stock exchanges on which the Common Shares are listed. Additionally, if the Company were to reprice any share option without the approval of our shareholders, as permitted under certain circumstances, then proxy advisory firms may issue a negative recommendation on certain of our compensation-related proposals at future annual meetings of our shareholders. In addition, if the Company's share-based compensation otherwise ceases to be viewed as a valuable benefit, the Company's ability to attract, retain and motivate key personnel could be weakened, which could harm its business. The loss of the services of key personnel, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on the Companyʼs ability to execute on its business plan and strategy, and the Company may be unable to find adequate replacements on a timely basis, or at all. While employment agreements are customarily used as a primary method of retaining the services of such key personnel these agreements cannot assure the continued services of such employees.

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

The Company and its investors may have difficulty enforcing their legal rights.

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

In addition, certain of the Company’s directors and officers reside outside of Canada. Some or all of the assets of such persons may be located outside of Canada. Therefore, it may not be possible for Company shareholders to collect or to enforce judgments obtained in Canadian courts predicated upon the civil liability provisions of applicable Canadian securities laws against such persons. Moreover, it may not be possible for Company shareholders to effect service of process within Canada upon such persons. Courts in the United States may refuse to hear a claim based on a violation of Canadian securities laws on the grounds that such jurisdiction is not the most appropriate forum to bring such a claim. Even if a United States court agrees to hear a claim, it may determine that the local law, and not Canadian law, is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proven as a fact, which can be a time-consuming and costly process.

The Company (and the third parties with whom it works) is subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Its actual or perceived failure (or that of the third parties with whom it works) to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

The Company’s data processing activities subject it to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

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

Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact the Company's business and ability to provide its products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

Similar laws have passed or are being considered in several other states, as well as at the federal and local levels, and more states are expected to pass similar laws in the future. To the extent applicable, these developments will further complicate compliance efforts, as well as increase legal risk and compliance costs for us and the third parties with whom it works.

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

In addition to data privacy and security laws, the Company is bound by other obligations related to data privacy and security, including contractual obligations and self-regulatory standards (e.g., PCI-DSS), and its efforts to comply with such obligations may not be successful. For example, the Company relies on third parties to process payment card data who are subject to PCI-DSS, and its business may be negatively impacted if these third parties are fined or suffer other consequences as a result of PCI-DSS noncompliance. Additionally, the Company publishes privacy policies, marketing materials, and other public or external facing statements concerning data privacy and security. If found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of facts or its practices, the Company may be subject to investigation, enforcement actions by regulators, or experience other adverse consequences.

The Company’s employees and personnel may use generative artificial intelligence (“AI”) technologies to assist with their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. The Company’s use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If the Company are unable to use generative AI, this could make its business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security (and consumer's data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires the Company to devote significant resources and may necessitate changes to its services, information technologies, systems, and practices and to those of any third parties with whom it works.

The Company may at times fail, or be perceived to have failed, in its efforts to comply with its data privacy and security obligations. Moreover, despite its efforts, the Company’s personnel or third parties with whom it works may fail to comply with such obligations, which could negatively impact its business operations. If the Company or the third parties with whom it works fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, it could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

The Company may not have access to U.S. bankruptcy protections available to non-cannabis businesses.

Because cannabis is a Schedule I controlled substance under the Controlled Substances Act, courts may deny cannabis businesses federal bankruptcy protections, making it difficult for lenders to be made whole on their investments in the cannabis industry in the event of a bankruptcy. If the Company were to experience a bankruptcy, there is no guarantee that United States federal bankruptcy protections would be available to the Company, which would have a material adverse effect on us and may make it more difficult for us to obtain debt financing.

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

The Company may face exposure to currency fluctuations because of its present operations in the United States. Substantially all of the Company’s revenue is earned in U.S. dollars, but its shares, and some of its employee stock options and certain warrants issued to holders of the Company’s notes are denominated in Canadian dollars, which can provide variability for results of operations. The Company does not have currency hedging arrangements in place and there is no expectation that it will put any currency hedging arrangements in place in the future. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on the Company’s business, financial position or results of operations.

Risks Related to the Company’s Investment and Acquisition Business Strategies

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

The success of the Companyʼs business depends, in part, on its ability to successfully integrate recently acquired businesses and to retain key employees of acquired businesses and the Company's failure to do so may negatively affect the Companyʼs business.

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

As part of its growth strategy, the Company will continue, in its existing efforts to go deeper in existing states and initiate new efforts to expand its footprint, and brands. Such expansion is dependent on availability of capital funding, continuing to enter into successful business arrangements and receiving satisfactory regulatory and shareholder approvals, as required. The failure to successfully implement its strategic initiatives could have a material adverse effect on the Company’s business and results of operations.

Risks Related to the Common Shares

The Company’s voting control is concentrated.

Mr. Jason Wild, Executive Chairman of the Company's Board, beneficially owns, directly or indirectly, or exercises control or direction over shares representing approximately 31.04% of the voting capital stock of the Company as of March 6, 2025. As a result, Mr. Wild exerts significant control over matters that may be put forward for the consideration of all of the Company shareholders, including for example, the approval of a potential business combination or consolidation, a liquidation or sale of all or substantially all of the Companyʼs assets, electing members to the Board, and adopting amendments to the Companyʼs constating documents, including its articles of incorporation, as amended (the “Articles”) and by-laws.

Additional issuances of the Company’s securities may result in dilution.

The Company may issue additional securities in the future, which may dilute a shareholder of the Company's holdings in the Company. The Companyʼs Articles permit the issuance of an unlimited number of Proportionate Voting Shares, Exchangeable Shares, Preferred Shares and Common Shares, and shareholders of the Company will have no pre-emptive rights in connection with such further issuance. The Board has discretion to determine the price and the terms of issue of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders. Moreover, additional Common Shares will be issued by the Company on the exercise of options under the Companyʼs stock option plan (the "Stock Option Plan") and upon the exercise of outstanding warrants and upon the conversion of Proportionate Voting Shares, Exchangeable Shares and Preferred Shares. To the extent holders of the Company’s stock options or other convertible securities convert or exercise their securities and sell the Common Shares they receive, the trading price of the Common Shares may decrease due to the additional amount of Common Shares available in the market. The Company cannot predict the size or nature of future issuances or the effect that future issuances and sales of Common Shares will have on the market price of the Common Shares. Issuances of a substantial number of additional Common Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Common Shares. With any additional issuance of Common Shares, investors will suffer dilution to their voting power and economic interest in the Company.

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

A return on the Company’s securities is not guaranteed.

There is no guarantee that the Common Shares will earn any positive return in the short term or long term. A holding of Common Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. Holding of Common Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

“Cannabis related business” rules or policies may restrict certain financial institutions from holding the Company’s securities, which may make its securities less liquid.

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

The Company’s management will continue to have broad discretion over the use of the proceeds the Company receives in its public offerings, private placements, warrant exercises and loans, as applicable, and may not apply the proceeds in ways that increase the value of shareholders' investment.

The Company’s management will continue to have broad discretion to use the net proceeds from its public offerings, private placements warrant exercises and loans, as applicable, and shareholders will be relying on the judgment of the Company’s management regarding the application of these proceeds. The Company’s management might not apply the Company’s net proceeds in ways that ultimately increase the value of shareholders' investment. Because of the number and variability of factors that will ultimately influence how the Company uses net proceeds from its public offerings and other financing transactions, the Company’s use of proceeds may vary substantially from their currently intended use. If the Company does not invest or apply the net proceeds from its public offerings, private placements, warrant exercises and loans in ways that enhance shareholder value, it may fail to achieve the expected financial results, which could cause its share price to decline.

The Company cannot guarantee that it will repurchase the maximum number of Common Shares pursuant to the Share Repurchase Program or that the Share Repurchase Program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of the Common Shares and could diminish the Company's cash reserves.

While the Share Repurchase Program became effective on August 22, 2024, the Company is not obligated to repurchase any specific dollar amount or acquire any specific number of Common Shares pursuant to the Share Repurchase Program. If management determines that it has a better use for its cash reserves, it is under no obligation to continue to purchase Common Shares and Common Share repurchases may be suspended or terminated at any time at the Company’s discretion. The actual timing and number of Common Shares repurchased pursuant to the Share Repurchase Program remains subject to a variety of factors, including market conditions at the time and securities laws requirements, and other general business considerations. The Company's ability to repurchase Common Shares pursuant to the Share Repurchase Program will expire on August 21, 2025, and there is no guarantee that the Company will repurchase the maximum number of Common Shares pursuant to the Share Repurchase Program or that, if it does, such repurchases will enhance long-term shareholder value. The Company’s failure to repurchase Common Shares after announcing the Share Repurchase Program may negatively impact the price of the Common Shares, the Company's reputation, and investor confidence in the Company.

Furthermore, the Company’s implementation of the Share Repurchase Program could affect the trading price of the Common Shares, increase volatility, cause the price of the Common Share to be higher than it otherwise would be, or reduce the market liquidity for the Common Shares. Although the Share Repurchase Program is intended to enhance long-term shareholder value, there is no assurance that it will do so because the market price of the Common Shares may decline below the levels at which the Company repurchases Common Shares, and short-term price fluctuations could reduce the effectiveness of the Share Repurchase Program. Should the Company repurchase any Common Shares pursuant to the Share Repurchase Program, the amount of cash the Company has available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, as well as to invest in securities to generate returns on the Company's cash balance may decrease if not offset by other cash-generating initiatives. The Company also may fail to realize the anticipated long-term shareholder value of the Share Repurchase Program.

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

Investors could be disqualified from owning a direct or indirect interest in the Company.

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

The Company does not intend to pay dividends on the Common Shares for the foreseeable future and, consequently, investors' ability to achieve a return on their investment will depend on appreciation in the price of the Common Shares.

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

“Penny stock” rules may make buying or selling the Company’s securities difficult, which may make its securities less liquid and make it harder for investors to buy and sell such securities.

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

Due to the uncertainty regarding the application of the Employee Retention Tax Credit to businesses in the cannabis industry, there is a risk that that a determination could be made that the Company is not eligible for the Employee Retention tax Credit distributions it has received, which may negatively impact the Company.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law and includes, among other things, the Employee Retention Tax Credit ("ERC"), a refundable tax credit. The Company has received ERC distributions in the amount of approximately $14.9 million, and there is no guarantee that the Company will receive any remaining distributions.

No formal determination has been made regarding the Company’s eligibility to receive ERC distributions or if companies in the cannabis industry are generally eligible to receive ERC distributions. There is a risk that a determination could be made that the Company, due to its operations or the nature of its business, is not eligible for the ERC distributions it has received. Additionally, there is a risk that if this determination is made that the Company may not be able to repay the funds in the required timeframe and could be subject to additional penalties, which may negatively impact the Company.

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

The Company is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act (as defined below), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the Company’s shareholders may not have access to certain information they may deem important. The Company could be an emerging growth company for up to five years, although circumstances could cause the Company to lose that status earlier, including if the market value of its Common Shares held by non-affiliates exceeds $700,000 as of the last business day of the Company’s most recent second fiscal quarter, in which case the Company would no longer be an emerging growth company as of the following fiscal year. The Company cannot predict whether investors will find its securities less attractive because it will rely on these exemptions. If some investors find the Company’s securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for the securities and the trading prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

The Company has implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software, and its critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and patient data (“Information Systems and Data”).

The Company’s cybersecurity function, led by its Chief Information Officer (“CIO”) and Senior Director of Information Technology ("IT"), as well as its Enterprise Security Architect and third-party service providers, helps identify, assess, and manage the Company’s cybersecurity threats and risks. The Company’s CIO has over twenty-five years of technology leadership experience including infrastructure design and management, software development, system implementation, cybersecurity, and network design administration. The Company’s CIO also has experience in data protection for systems and has supported a complex global public enterprise environment with operations in over 200 countries. The Company’s Senior Director of IT has over 11 years of experience developing and leading healthcare solutions and has led the development in web and infrastructure design, serverless architecture, database integrations, SMS, mass-email and mass phone notification solutions and holds a Sarbanes-Oxley Act (SOX) certification. The Company's Enterprise Security Architect has over seven years of experience in assessing risk and protecting data in various technologies from client/server software to cloud based solutions and holds a Certified Information Systems Security Professional designation, a GIAC Certified Incident Handler Certification, and Sarbanes-Oxley Act (SOX) certifications. The Company’s Senior Director of IT and the Enterprise Security Architect also have experience dealing directly with numerous cyber security threats, breaches, detection and containment activities and strategies under strict requirements and expectations for HIPAA covered entities. The Company’s cybersecurity function works, in certain circumstances, in partnership with its managed security service provider (“MSSP”) and managed service provider (“MSP”) to help identify, assess, and respond to risks from cybersecurity threats, including by monitoring and evaluating its threat environment using various methods including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating the Company’s and its industry’s risk profile, evaluating certain threats reported to us, coordinating with law enforcement concerning certain threats, conducting internal and/or external audits, conducting threat assessments for certain internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and use of external intelligence feeds. The Company’s Security Incident Response Team leverages a cybersecurity managed detection and response partner, which monitors certain of its endpoints, cloud infrastructure, and networks for irregular activity.

Depending on the environment and system, the Company implements and maintains various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to its Information Systems and Data, including, for example: an incident response plan, incident detection and response measures, monitoring and response services, network and system access controls, physical security measures, an employee cybersecurity training program, dedicated cybersecurity personnel, asset management and recovery processes, encryption of certain data, segregation of certain data, implementation of security standards/certifications, a vendor risk management program, penetration testing, dark web monitoring, monthly environment risk reviews, external threat intelligence reports, regular digital infrastructure scans, internally reported threats, data back-up measures, and cybersecurity insurance.

The Company’s assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is identified in the Company’s risk register detailing certain known and potential risk items; the Company’s IT operations department works with its MSSP/MSP vendor partners to review certain identified threats and its cybersecurity practices in an effort to prioritize and mitigate cybersecurity threats that are more likely to lead to a material impact on its business; and its CIO regularly presents to senior management, the Board and Audit Committee to evaluate material risks relative to its overall business objectives.

The Company uses third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats including, for example, managed cybersecurity service providers, cybersecurity software providers, penetration testing firms, threat intelligence service providers, cybersecurity consultants, dark web monitoring services, forensic investigators, and professional services firms, including legal counsel.

The Company uses third-party service providers to perform a variety of functions throughout its business, such as enterprise resource planning, point of sale, eCommerce, wholesale sales, application providers, and web hosting. The Company has a vendor management program to manage cybersecurity risks associated with its use of these providers. The Company's vendor management program includes completion of a cybersecurity questionnaire and review of the vendor's security program for certain vendors designed to help us evaluate the potential cybersecurity risks associated with its use of the vendor. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, its vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and imposition of contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see the risk factors under Item 1A. "Risk Factors" in this Annual Report, including “The Company (and the third parties with whom it works) faces physical security risks, as well as risks related to its information technology systems, data, potential cyber or phishing-attacks, and security incidents.”

Governance

The Board addresses the Company’s cybersecurity risk management as part of its general oversight function. The Company’s Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

The Company's cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the CIO and the Senior Director of IT. The CIO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The CIO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

The Board receives regular reports from the CIO concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them. These reports also include materials related to certain cybersecurity trends the Company has identified, potential cybersecurity threats and risk, and proposed mitigation measures.

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

The following tables set forth the Company’s material physical properties as of March 6, 2025.

Corporate Properties
Type	Location	Leased / Owned

Office	IHC Management LLC / TerrAscend Corp. King of Prussia, PA	Leased*

Office	Corporate Office (West) Santa Rosa, CA	Leased

Office	Corporate Office (Midwest)	Leased

Troy, MI

Production and Storage Properties
Type	Location	Leased / Owned

Manufacturing, Cultivation	Ilera – Grow PA Waterfall, PA	Owned*

Manufacturing, Cultivation	TerrAscend NJ LLC Boonton, NJ	Owned

Cultivation	State Flower San Francisco, CA	Leased

Manufacturing, Cultivation	HMS Health Hagerstown, MD	Owned

Cultivation	GAGE Cannabis Co. Warren, MI	Owned

Processing	GAGE Cannabis Co. Harrison, MI	Owned

Cultivation, Processing	GAGE Cannabis Co. Harrison, MI	Owned

Cultivation, Processing	GAGE Cannabis Co. Monitor, MI	Owned

Retail Properties
Type	Location	Leased / Owned

Dispensary	Cookies Toronto, Canada	Leased

Dispensary	The Apothecarium Plymouth Meeting, PA	Leased*

Dispensary	The Apothecarium Lancaster, PA	Leased*

Dispensary	The Apothecarium Thorndale, PA	Leased*

Dispensary	The Apothecarium Allentown, PA	Owned*

Dispensary	The Apothecarium Bethlehem, PA	Leased*

Dispensary	The Apothecarium Stroudsburg, PA	Leased*

Dispensary	The Apothecarium Phillipsburg, NJ	Owned*

Dispensary	The Apothecarium Maplewood, NJ	Leased*

Dispensary	The Apothecarium Lodi, NJ	Leased*

Dispensary	The Apothecarium Cumberland, MD	Leased*

Dispensary	The Apothecarium Salisbury, MD	Leased

Dispensary	The Apothecarium Nottingham, MD	Leased*

Dispensary	The Apothecarium Burtonsville, MD	Leased

Dispensary	The Apothecarium – Castro San Francisco, CA	Leased*

Dispensary	The Apothecarium – Marina San Francisco, CA	Leased*

Dispensary	The Apothecarium – Soma San Francisco, CA	Leased *

Dispensary	The Apothecarium Berkeley, CA	Leased*

Dispensary	Cookies Ann Arbor, MI	Leased*

Dispensary	GAGE Cannabis Co. Adrian, MI	Leased*

Dispensary	GAGE Cannabis Co. Battle Creek, MI	Leased*

Dispensary	GAGE Cannabis Co. Burton, MI	Leased*

Dispensary	Cookies Detroit, MI	Owned*

Dispensary	GAGE Cannabis Co. Ferndale, MI	Leased*

Dispensary	GAGE Cannabis Co. Grand Rapids, MI	Leased*

Dispensary	Cookies Kalamazoo, MI	Leased*

Dispensary	GAGE Cannabis Co. Kalamazoo, MI	Owned*

Dispensary	GAGE Cannabis Co. Lansing, MI	Leased*

Dispensary	GAGE Cannabis Co. Traverse City, MI	Leased*

Dispensary	Pinnacle Emporium Addison, MI	Owned*

Dispensary	Pinnacle Emporium Buchanan, MI	Owned*

Dispensary	Pinnacle Emporium Camden, MI	Owned*

Dispensary	Pinnacle Emporium Edmore, MI	Leased*

Dispensary	Pinnacle Emporium Morenci, MI	Owned*

Dispensary	GAGE Cannabis Co. Bay City, MI	Owned*

Dispensary	GAGE Cannabis Co. Oxford, MI	Leased*

Dispensary	Lemonnade Centerline, MI	Owned*

Dispensary	GAGE Cannabis Co. Coleman, MI	Owned*

Dispensary	GAGE Cannabis Co. Sturgis, MI	Owned*

Dispensary	GAGE Cannabis Co. Mt. Morris, MI	Owned*

Dispensary	Cookies Jackson, MI	Leased*

Dispensary	GAGE Cannabis Co. Detroit, MI	Owned*

* Property or lease on the property is subject to an encumbrance as described below.

♦ Not operational.

Properties Subject to an Encumbrance

FocusGrowth Term Loan

The Company, as per a senior secured term loan with an aggregate principal amount of $140,000, entered into on August 1, 2024, and amended pursuant to a joinder agreement dated September 30, 2024 (the “FG Loan”), by and between the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., WDB Holding MI, Inc. Moose Curve Holdings, LLC, and Hempaid, LLC, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent, has pledged substantially all of the assets of the Borrowers as collateral to secure its obligations.

Pelorus Term Loan

The Company, as per a single-draw senior secured term loan with an aggregate principal amount of $45,478, entered into on October 11, 2022 ("Pelorus Term Loan"), by and between TerrAscend NJ, LLC, HMS Health, HMS Processing, HMS Hagerstown, LLC ("HMS Hagerstown") and Pelorus Fund REIT, LLC ("Pelorus") has pledged the following collateral to secure its obligations: (i) TerrAscend NJ assets, unless otherwise excluded by the loan agreement; (ii) HMS Health; (iii) HMS Processing; and (iv) and HMS Hagerstown, (v) Cultivation and Processing – Boonton, NJ, (vi) The Apothecarium Dispensary – Phillipsburg, NJ, (vii) Cultivation and Processing – Hagerstown, MD, and (viii) interests of TerrAscend NJ, LLC in the leases of The Apothecarium – Maplewood, NJ and The Apothecarium – Lodi, NJ.

See the section titled "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Facilities" of this Annual Report for more information regarding the Company's indebtedness.

Item 3. Legal Proceedings

Legal Proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or results of operations. For additional information regarding legal proceedings, if any, see Note 24, "Commitments and contingencies" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe there are currently no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Common Shares were traded on the CSE, under the ticker symbol “TER,” from May 3, 2017 until July 4, 2023, when the Common Shares commenced trading on the TSX under the ticker symbol “TSND”. On October 22, 2018, the Common Shares began trading on the OTCQX under the ticker symbol “TRSSF,” which was changed to “TSNDF” effective July 6, 2023. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

The Company had 444 shareholders of record as of March 5, 2025. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

Dividends

The Company has not declared any dividends or made any distributions. Furthermore, the Company has no current intention to declare dividends on the Common Shares in the foreseeable future. Any decision to pay dividends on the Common Shares in the future will be at the discretion of the Board and will depend on, among other things, the Company’s results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board may deem relevant.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of the Company's other filings under the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filings.

The following compares the cumulative total return for an investment of $100 in the Common Shares, Russell 2000 Index and a selected peer group of companies for the five years ended December 31, 2024. The comparison assumes all dividends have been reinvested (if any). Effective July 4, 2023, the Company commenced trading its Common Shares on the TSX, under the ticker symbol "TSND".

The comparisons in this graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Common Shares.

The following specific companies were included in the peer group:

•
Green Thumb Industries Inc.
•
Curaleaf Holdings, Inc.
•
Trulieve Cannabis Corp.
•
Cresco Labs Inc.
•
Verano Holdings Corp.
•
Jushi Holdings Inc.
•
AYR Wellness Inc.
•
Ascend Wellness Holdings, Inc.
•
The Cannabist Company Holdings Inc.

Recent Unregistered Sales of Equity Securities

The following information represents securities sold by the Company during the fiscal year ended December 31, 2024, which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from other Company share classes and new securities resulting from the modification of outstanding securities. The Company sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

On January 19, 2024, the Company amended the definitive agreements entered into in connection with the State Flower Acquisition and the Apothecarium Acquisition and, among other things, issued an aggregate of 2,888,088 Common Shares in consideration for the acquisition of the remaining equity interest in the State Flower and The Apothecarium businesses. The Company provided price protection on the Common Shares issued in connection with such acquisitions. Accordingly, on September 13, 2024, the Company issued an additional 874,730 Common Shares in connection with such price protection provisions, using the Black-Scholes Option Pricing Model.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 of this Annual Report.

Use of Proceeds from Initial Public Offering of Common Shares

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On August 20, 2024, the Board approved a normal course issuer bid ("Share Repurchase Program") to repurchase up to $10,000 of the Company’s common shares (“Shares”). The share repurchase program authorizes the Company to repurchase up to 10,000,000 common shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Shares daily, which represents 25% of the Company’s average daily trading volume on the Toronto Stock Exchange of 261,445 Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. Common Shares may be purchased on the TSX, the OTCQX, or alternative trading systems and are subject to the limitations and rules imposed by U.S. and Canadian securities regulations. The actual number of Common Shares purchased, timing of purchases and share price depend upon market conditions at the time and securities law requirements. Any Common Shares acquired pursuant to the Share Repurchase Program will be returned to treasury and cancelled. Shareholders may obtain a copy of the Form 12 – Notice of Intention to make a Normal Course Issuer Bid filed by the Company with the TSX, without charge, by contacting the Company. During the fourth quarter of 2024, the Company repurchased Shares as set forth below:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares as Part of a Publicly Announced Program	Number of Shares that may yet be Purchased under the Program
October 1 through October 31, 2024	—	$—	—	9,892,600
November 1 through November 30, 2024	—	$—	—	9,892,600
December 1 through December 31, 2024	129,500	$0.68	129,500	9,763,100
For the Quarter Ended December 31, 2024	129,500	$0.68	129,500	9,763,100

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of TerrAscend Corp., its subsidiaries, TerrAscend Growth Corp. and its subsidiaries should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (the "Consolidated Financial Statements") appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" appearing elsewhere in this Annual Report, the Company's actual results could differ materially from the results described in or implied by the forward-looking information contained in this Annual Report and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 7 are in thousands of U.S. dollars.

Overview

The Company is a leading North American cannabis company. The Company has vertically-integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. Notwithstanding the fact that various states in the U.S. have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act.

The Company operates under one reportable segment, which is the cultivation, production and sale of cannabis products.

The Company owns a portfolio of operating businesses, including:

•
TerrAscend NJ, a majority-owned operation with three dispensaries, and a cultivation/processing facility;
•
TerrAscend MD, a wholly-owned operation with four dispensaries, and a cultivation/processing facility;
•
TerrAscend PA, a wholly-owned operation with six dispensaries, and a cultivation/processing facility;
•
TerrAscend MI, a wholly-owned operation with twenty dispensaries, one cultivation facility, one processing facility, and two cultivation/processing facilities;
•
TerrAscend CA, a wholly-owned operation with four dispensaries, and a cultivation facility; and;
•
TerrAscend Canada, a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada.

Recent Developments

•
On November 5, 2024, the Company signed a definitive agreement to acquire the assets of Ratio Cannabis LLC, a dispensary located in Goshen Township, Ohio.
•
On October 15, 2024, the statute of limitations for the Company’s 2020 amended tax returns expired, which resulted in refunds received of $8,361 being recognized as a tax benefit and no longer recognized as an uncertain tax position.
•
On October 1, 2024, the Company paid the outstanding principal amount of the promissory note assumed in connection with the Gage Acquisition of $539 and cancelled the promissory note.
•
On August 20, 2024, the Company's Board approved the Share Repurchase Program (as defined below), pursuant to which the Company is authorized to repurchase up to 10 million Common Shares of the Company at any time, or from time to time, over a 12-month period commencing on August 22, 2024 and ending on August 21, 2025.
•
On August 13, 2024, the Company paid off and retired two promissory notes issued in connection with the Pinnacle Acquisition (as defined below) with a payment of $5,582.
•
On August 1, 2024, the Company entered into the FG Term Loan (as defined below). Proceeds from the FG Term Loan were used to retire the Ilera Term Loan, the Stearns Loan (as defined below), the Chicago Atlantic Term Loan and certain other short-term indebtedness (collectively, the “Retired Loans”), in addition to being used for working capital and general corporate purposes. Each outstanding obligation under the Retired Loans was repaid in full and subsequently terminated.

On September 30, 2024, the Borrowers and FG Agency Lending LLC, as the Administrative Agent, entered into an amendment to the FG Loan to amend certain schedules and definitions.
•
On July 19, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan (as defined below) of $1,500 at par.
•
On April 30, 2024, the Company made a prepayment of the Ilera Term Loan of $3,200 at par.
•
On January 19, 2024, the Company acquired the remaining 50.1% equity in State Flower, a California cultivator, with a payment of $250 in cash and the issuance of an aggregate of 782,539 Common Shares. The Company also acquired the remaining 50.1% equity interest in three Apothecarium-branded dispensaries in California with a payment of $1,233 in stock for each entity. As a result of these acquisitions, the Company now wholly owns State Flower and the three Apothecarium dispensaries in California.
•
On January 15, 2024, the Company paid off the IHC Real Estate LP promissory note with a final payment of $5,000.
•
On January 2, 2024, the Company made a prepayment of the Ilera Term Loan (as defined below) of $4,800 at par.

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

Operating Expenses

General and administrative

General and administrative ("G&A") expenses consist primarily of personnel costs related to finance, human resources, legal, certain royalties, and other administrative functions. Additionally, G&A expenses include professional fees to third parties, as well as marketing expenses. Moreover, G&A expenses include share-based compensation on options, restricted share units and warrants. The Company expects that G&A expenses will increase in absolute dollars as the business grows.

Amortization and depreciation

Amortization and depreciation includes the amortization of intangible assets. Amortization is calculated on a straight-line basis over the following terms:

Brand intangibles - indefinite lives	Indefinite useful lives
Brand intangibles - definite lives	3 years
Software	5 years
Licenses	15-30 years
Non-compete agreements	3 years

Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Buildings and improvements	15-30 years
Land	Not depreciated
Machinery & equipment	5-15 years
Office furniture & production equipment	3-5 years
Right of use assets	Lease term
Assets in process	Not depreciated

Impairment of intangible assets and goodwill

Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate that the carrying amount has been impaired. The Company first performs a qualitative assessment. If based on the results of a qualitative assessment it has been determined that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, an additional quantitative impairment test is performed which compares the carrying value of the reporting unit to its estimated fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded.

The Company evaluates the recoverability of definite lived assets based on whether events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable. The assets, or asset group, are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted cash flows are less than the carrying value, the Company measures the fair value of the asset group. If the carrying value of an asset group exceeds its fair value, an impairment loss is recorded for the excess of the asset group’s carrying value over its estimated fair value.

Impairment of property and equipment

The Company evaluates the recoverability of property and equipment based on whether events or changes in circumstances indicate that the carrying value of the asset, or asset group, may not be recoverable. The assets, or asset group, are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted cash flows are less than the carrying value, the Company measures the fair value of the asset group. In certain circumstances, an appraisal was obtained to determine the fair value of certain long-lived assets. If the carrying value of an asset group exceeds its fair value, an impairment loss is recorded for the excess of the asset group’s carrying value over its estimated fair value.

Other operating income

Other operating income primarily represents (gains) losses on lease terminations and (gains) losses on disposal of fixed assets.

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

Gain on fair value of derivative liabilities and purchase option derivative assets

The Company issues warrants that are remeasured to fair value at the end of each reporting period using the Black-Scholes Option Pricing Model (the "Black-Scholes Model"). A gain or loss is recognized as a result of the revaluation.

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

Unrealized and realized foreign exchange loss (gain)

Unrealized and realized foreign exchange loss (gain) represents the loss recognized on the remeasurement of U.S. dollar ("USD") denominated cash and other assets recorded in the Canadian dollars ("CAD") functional currency at the Company's Canadian operations.

Unrealized and realized loss (gain) on investments

The Company accounts for its investment in equity securities without readily determinable fair values using a valuation technique which maximizes the use of relevant observable inputs, with subsequent holding changes in fair value recognized in unrealized gain or loss on investments in the Consolidated Statement of Comprehensive Loss.

Loss (gain) on extinguishment of debt

Loss (gain) on extinguishment of debt represents the Company's debt that was retired prior to its scheduled maturity at a different amount than the book value and the amount paid.

Provision for income taxes

Provision for income taxes consists of U.S. federal and state income taxes in certain jurisdictions in which the Company conducts business.

Results from Operations - Years ended December 31, 2024, December 31, 2023, and December 31, 2022

The following tables represent the Company’s results from operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

Revenue, net

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue, net	$306,677	$317,328	$247,829
$ change	$(10,651)	$69,499
% change	-3%	28%

Revenue decreased from $317,328 to $306,677 during the year ended December 31, 2024 as compared to the year ended December 31, 2023 driven by a decline in retail sales in Michigan and New Jersey. The decline in retail sales was related to less foot traffic due to a reduction of discounts and promotions in Michigan related to the Company's ongoing efforts to expand gross margin in the state combined with increased competitive retail landscape pressure in New Jersey. These declines were partially offset by retail and wholesale revenue growth in Maryland due to a full year of adult-use sales in that market, and growth in wholesale in both New Jersey and Pennsylvania.

Revenue increased from $247,829 to $317,328 during the year ended December 31, 2023 as compared to the year ended December 31, 2022 driven by an increase of $55,938 in retail revenue and $13,561 in wholesale revenue. The increase was primarily a result of growth from adult-use sales in New Jersey and implementation of adult-use sales in Maryland during 2023, along with the acquisitions of AMMD (as defined below), Peninsula, Blue Ridge (as defined below), and Herbiculture (as defined below) in Maryland.

Cost of sales

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cost of sales	$156,717	$156,645	$137,243
Non-cash adjustment of inventory	—	985	9,082
Total cost of sales	$156,717	$157,630	$146,325
$ change	$(913)	$11,305
% change	-1%	8%
Cost of sales as a % of revenue	51%	50%	59%

Cost of sales was $156,717 or 51% of revenue for the year ended December 31, 2024, remaining relatively flat compared to $156,645 or 50% of revenue for the year ended December 31, 2023.

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

General and administrative expense

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
General and administrative expense	$111,596	$115,189	$115,588
$ change	$(3,593)	$(399)
% change	-3%	0%

The decrease of $3,593 in general and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily related to a bad debt recovery of $4,188 as well as an insurance recovery of $871.

The decrease in general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by a bad debt expense of $10,331 taken in 2022 offset by an increase in general and administrative expenses in 2023 primarily due to acquisitions in Maryland and the implementation of adult-use sales in the state.

Impairment of intangible assets

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Impairment of intangible assets	$39,334	$51,303	$140,727
$ change	$(11,969)	$(89,424)
% change	-23%	-64%

During the year ended December 31, 2024, the Company recognized impairment of $39,334 consisting of $17,134 related to Michigan licenses and $22,200 related to the Gage (as defined below) brand name and retail banner. The impairment was primarily driven by declining revenue expectations in Michigan as a result of increased competition. As a result, the Company no longer has any remaining intangible assets associated with its Michigan reporting unit as of December 31, 2024.

During the year ended December 31, 2023, the Company performed an impairment analysis over its definite lived retail licenses in California and determined that its carrying value was greater than its fair value, and therefore, recorded impairment of $15,518. In the Michigan market, during each of the years ended December 31, 2023 and December 31, 2022, the Company performed an impairment analysis over its indefinite lived intangible assets acquired through the Gage Acquisition (as defined below) as the changes in the market expectations of cash flows as well as increased competition and supply in the state were determined to be indicators of impairment. As a result of the impairment analysis performed in 2023, the Company determined that it was more likely than not that the carrying value of the Gage brand name and Gage retail banner was greater than its fair value, and therefore, recorded impairment of $34,185 and $ 1,600 for the Gage brand name and Gage retail banner, respectively.

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

Impairment of goodwill

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Impairment of goodwill	$—	$4,690	$170,357
$ change	$(4,690)	$(165,667)
% change	-100%	-97%

There was no impairment of goodwill recognized during the year ended December 31 ,2024.

During the year ended December 31, 2023, it was determined that it was more likely than not that the California reporting unit's fair value was less than its carrying value. As a result of this quantitative test, the Company recorded impairment of goodwill of $4,690 related to the State Flower Acquisition, reducing the carrying value of goodwill within the California reporting unit, to $nil.

During the year ended December 31, 2022, as it was determined that it was more likely than not that the Michigan reporting unit's fair value was less than its carrying value, a one-step goodwill quantitative impairment test was performed. As a result of the quantitative test, the Company recorded impairment of goodwill of $170,357 related to the Gage Acquisition and Pinnacle Acquisition, reducing the carrying value of goodwill within the Michigan reporting unit, to zero.

Impairment of property and equipment, and right of use assets

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Impairment of property and equipment and right of use assets	$8,511	$2,079	$1,089
$ change	$6,432	$990
% change	309%	91%

During the year ended December 31, 2024, the Company recognized impairment of $8,511. The increase of $6,432 for the year ended December 31, 2024, compared to the year ended December 31, 2023 was primarily driven by the impairment of certain owned Michigan and California properties.

During the year ended December 31, 2023, the Company recognized impairment of $2,079. The increase of $990 for the year ended December 31, 2023, compared to the year ended December 31, 2022 was primarily driven by the impairment of certain Michigan assets in process.

Other operating income

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Other operating income	$(1,198)	$(3,131)	$—
$ change	$1,933	$(3,131)
% change	-62%	100%

During the year ended December 31, 2024, the Company transferred a California lease to a third party, resulting in a lease termination and a recognized gain of $1,169.

During the year ended December 31, 2023, the Company entered into a lease termination agreement in Florida. As a result of the lease termination, the Company recorded a gain on lease termination of $1,217.

Loss (gain) from revaluation of contingent consideration

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Loss (gain) from revaluation of contingent consideration	$2,465	$(645)	$(1,061)
$ change	$3,110	$416
% change	-482%	-39%
During the year ended December 31, 2024, the Company recognized a loss from revaluation of contingent consideration of $2,465, an increase in loss of $3,110 for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in loss was primarily driven by a decrease in TerrAscend's share price, partially offset by the expiration of the contingent consideration in connection with the Peninsula Acquisition on June 28, 2023.

For the year ended December 31, 2023, the Company recognized a gain of $645 due to a reduction in the contingent liability in connection with the Peninsula Acquisition, which was a result of the increase in the price of the Common Shares from the grant date.

Loss (gain) on extinguishment of debt

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Loss (gain) on extinguishment of debt	$1,662	$—	$(4,153)
$ change	$1,662	$4,153
% change	100%	100%

During the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt related to the extinguishment of the Retired Loans, which included the write-off of deferred financing costs.

There was no extinguishment of debt for the year ended December 31, 2023.

During the year ended December 31, 2022, the Company recognized a gain on extinguishment of debt related to the debt settlement arrangement with Canopy USA, in which the Company converted CAD$125,500 in loans and accrued interest into 4,601,467 non-participating non-voting exchangeable shares in the capital of the Company and 22,474,130 new Common Share purchase warrants (see Note 13 included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report for further details. This transaction resulted in a $4,153 gain, reflecting the fair value difference between the settled debt and the consideration issued.

Gain on fair value of derivative liabilities and purchase option derivative assets

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Gain on fair value of derivative liabilities and purchase option derivative assets	$(4,549)	$(322)	$(58,523)
$ change	$(4,227)	$58,201
% change	1,313%	-99%

The derivative liabilities were remeasured to fair value as of December 31, 2024, resulting in a gain of $4,549, primarily due to a decline in the price of the Common Shares during the year.

The warrant liability was remeasured to fair value as of December 31, 2023, using the Black-Scholes Model. The Company recognized a gain of $322 for the year ended December 31, 2023, primarily due to a decline in share price since the warrant issuance date. Additionally, the purchase option derivative asset expired during the year, resulting in a recorded loss of $50.

Finance and other expenses

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Finance and other expenses	$34,370	$37,041	$35,893
$ change	$(2,671)	$1,148
% change	-7%	3%

The decrease in finance and other expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by the refinancing of higher-interest debt and the repayment of certain other debt during the year.

The increase in finance and other expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to the increase of accretion expense related to the change to the effective interest rate method for the Company's debt facilities.

Provision for (benefit from) income taxes

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Provision for (benefit from) income taxes	$20,438	$23,453	$(10,783)
$ change	$(3,015)	$34,236
% change	-13%	-317%

The reduction in provision for income taxes of $3,015 for the year ended December 31, 2024, compared to December 31, 2023, was primarily due to a decline in gross profit.

The increase in provision for income taxes for the year ended December 31, 2023 as compared to December 31, 2022 was primarily related to decreases in the pre-tax book loss due to operational results compared to December 31, 2022, as well as the goodwill impairment that reduced tax expense for the Company in 2022. The Company's effective tax rate was (40.0)% for the year ended December 31, 2023, as compared to 3.5% for the year ended December 31, 2022. The Company's effective tax rate for the year ended December 31, 2023 was higher than the federal statutory tax rate of 21% primarily driven by the impact of Section 280E of the Code on the Company’s taxes due.

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

Liquidity and Capital Resources

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$26,381	$22,241
Restricted Cash	606	3,106
Current assets	104,433	102,889
Non-current assets	502,797	563,629
Current liabilities	78,529	207,000
Non-current liabilities	351,885	218,778
Working capital	25,904	(104,111)
Total shareholders' equity	$176,816	$240,740

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

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $782,388 as of December 31, 2024.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
private placements and public offerings of equity or debt securities.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

Capital requirements

The Company has $204,545 in principal amounts of loans payable at December 31, 2024. Of this amount, $8,106 in principal are due in the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $88,003 in lease obligations. Of this amount, $9,433 of lease payments are due in the next twelve months.

The Company's undiscounted contingent consideration payable is $3,293 at December 31, 2024, of which, $3,121 is due in the next twelve months. The contingent consideration payable relates to the Company's acquisition of the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The contingent considerations are based upon the price protection of Common Shares issued under the terms of the applicable acquisition agreements. The contingent considerations are measured at fair value using the Black-Scholes Model and revalued at the end of each reporting period.

At December 31, 2024, the Company had accounts payable and accrued liabilities of $46,725 and corporate income taxes payable of $11,531.

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

Debt facilities

	Principal Paid in 2024	Principal Outstanding as of December 31, 2024
FocusGrowth Term Loan	$—	$140,000
Pelorus Term Loan	—	45,478
Maryland Acquisition Loans	2,447	18,029
Chicago Atlantic Term Loan	25,113	—
Ilera Term Loan	76,927	—
Stearns Loan	24,809	—
Other Loans	16,863	1,038
Total	$146,159	$204,545

FocusGrowth Term Loan

On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and the Borrowers, and FG Agency Lending LLC, as the Administrative Agent, and certain lenders entered into the FG Loan. The FG Loan provides for a four-year, $140,000 senior-secured term loan whereby the Borrowers borrowed an initial principal amount of $114,000 on August 1, 2024 (the “Initial Draw”) and borrowed the remaining principal amount of $26,000 on September 30, 2024 (the “Delayed Draw”). Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the outstanding principal balance of the FG Loan (the "Exit Fee") will be due upon either the date of prepayment or the FG Loan Maturity Date.

Proceeds from the FG Loan were used to retire the Ilera Term Loan, the Stearns Loan, the Chicago Atlantic Term Loan and certain other short-term indebtedness, in addition to being used for working capital and general corporate purposes. Each outstanding obligation under the Retired Loans was repaid in full and subsequently terminated.

As of December 31, 2024, there was an outstanding principal amount of $140,000 under the FG Loan.

Pelorus Term Loan

On October 11, 2022, subsidiaries of, TerrAscend, among others, entered into the Pelorus Term Loan with Pelorus, in an aggregate principal amount of $45,478. The Pelorus Term Loan is based on a variable rate tied to one month SOFR, subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months and matures on October 11, 2027. The base rate is defined as, on any day, the greatest of: (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA and certain other subsidiaries of the Company and are secured by all of the assets of TerrAscend's New Jersey businesses and certain assets of TerrAscend's Maryland business, including certain real estate in Maryland. The Pelorus Term Loan is not secured by any of the MD dispensaries.

On April 17, 2023, TerrAscend NJ agreed to an amendment to the Pelorus Term Loan to, among other things: (i) permit changes necessary for the TSX Transaction (as defined in the Pelorus Term Loan), and (ii) waive certain tax provisions. On June 22, 2023, TerrAscend NJ agreed to a further amendment to the Pelorus Term Loan to permit the Company to incur certain indebtedness. This amendment was not considered an extinguishment of debt under ASC 470 Debt.

As of December 31, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Maryland Acquisition Loans

In connection with the Peninsula acquisition the acquisition of Blue Ridge and the acquisition of Herbiculture (collectively, the "Maryland Acquisitions"), the Company entered into a series of promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.5% with maturity dates ranging from June 28, 2025 to June 30, 2027.

As of December 31, 2024, there was an outstanding principal amount of $18,029 under the Maryland Acquisition promissory notes.

Chicago Atlantic Term Loan

In connection with the Gage Acquisition, the Company assumed a senior secured term loan (the "Chicago Atlantic Term Loan") with an acquisition date fair value of $53,857. The credit agreement bore interest at a rate equal to the greater of (i) the Prime Rate plus 7% or (ii) 10.25%. The Chicago Atlantic Term Loan was payable monthly and had a maturity date of November 30, 2022. The Chicago Atlantic Term Loan was secured by a first lien on all Gage's assets.

On July 19, 2024, the Company made a prepayment of the Chicago Atlantic Term Loan in the amount of $1,500 at par. On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Delayed Draw, which occurred on September 30, 2024, was used to retire the then outstanding principal of the Chicago Atlantic Term Loan in the amount of $22,557. Due to the early retirement of the Chicago Atlantic Term Loan, the Company paid an exit fee of $500 and recognized a loss on extinguishment of debt of $500 on the Consolidated Statements of Operations and Comprehensive Loss.

Ilera Term Loan

On December 18, 2020, WDB PA, a subsidiary of TerrAscend, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 ("Ilera Term Loan"). The Ilera Term Loan was solely secured by the Company’s Pennsylvania-based Ilera. The Ilera Term Loan bore interest at 12.875% and was set to mature on December 17, 2024.

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

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its AMMD dispensary in Cumberland, Maryland (the "Stearns Loan"). The Stearns Loan bore an interest rate of prime plus 2.25% and was set to mature on December 26, 2024.

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

Pinnacle Loans

In connection with the Pinnacle Acquisition, the Company entered into two promissory notes in an aggregate amount of $10,000 (the "Pinnacle Promissory Notes") to pay down all Pinnacle liabilities and encumbrances. Each of the Pinnacle Promissory Notes was set to mature on June 30, 2023 and bore an interest rate of 6%. On June 27, 2023, Spartan Partners Properties, LLC, agreed to an amendment to the Pinnacle Promissory Notes to, among other things, that extended the obligation date of the Pinnacle Promissory Notes until December 1, 2023. On August 13, 2024, the Company paid the outstanding principal amount of $5,582 and retired the Pinnacle Promissory Notes.

Class A Shares of TerrAscend

In connection with the Reorganization, TerrAscend issued $1,000 of class A shares (the "Class A Shares") with a 20% guaranteed annual dividend to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of December 31, 2024, there was an outstanding principal amount of $1,000.

Stadium Ventures

In connection with the Gage Acquisition, the Company assumed existing indebtedness in the form of a promissory note in the amount of $4,500, which was set to mature on January 1, 2025. The promissory note bore interest at a rate of 6%. On October 1, 2024, the Company paid the outstanding principal amount of $539 and retired the promissory note.

IHC Real Estate LP Loan

On June 26, 2023, the Company acquired a minority equity interest in IHC Real Estate LP, and in connection therewith, the Company entered into a promissory note in the amount of $7,500. The promissory note bore interest at a rate of 15% and matured on January 15, 2024. On June 28, 2023 and July 31, 2023, the Company made payments of $1,500 and $1,000, respectively.

On January 15, 2024, the Company paid off all amounts owed under the promissory note with a payment of $5,000.

Share Repurchases

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of the Company’s Shares. The share repurchase program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Shares daily, which represents 25% of the Company’s average daily trading volume on the Toronto Stock Exchange of 261,445 Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

During the year ended December 31, 2024, the Company repurchased 236,900 Common Shares under the share repurchase program for total consideration of approximately $215, including excise tax. Of which, the Company canceled 107,400 Common Shares that were repurchased. As of December 31, 2024, the Company had a total of 9,763,100 shares remaining that can be authorized for repurchase.

Cash Flows

Cash flows provided by (used in) operating activities

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net cash provided by (used in) operating activities	$37,950	$27,471	$(26,123)

The increase of $10,479 in net cash provided by operating activities for the year ended December 31, 2024 as compared to December 31, 2023 is primarily driven by an income tax refund of $8,361 related to the amended federal tax return for tax year 2020, partially offset by increased prior and current year tax payments and $2,881 of cash received for a bad debt recovery.

The increase of $53,594 in net cash provided by operating activities for the year ended December 31, 2023 as compared to December 31, 2022 is primarily due to an increase in income from operations and reduced tax payments, partially offset by an increase in working capital.

Cash flows used in investing activities

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net cash used in investing activities	$(12,247)	$(16,219)	$(27,579)

The net cash used in investing activities for the year ended December 31, 2024 primarily relates to the investment in property and equipment of $9,362 and the investment in note receivable of $1,556 related to a settlement agreement.

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

Cash flows (used in) provided by from financing activities

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net cash (used in) provided by financing activities	$(24,716)	$(12,500)	$3,719

Net cash used in financing activities for the year ended December 31, 2024 was primarily due to net loan principal payments of $16,777, distributions to non-controlling interests of $7,324, and the repurchase of common shares of $215.

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

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

		For the Years Ended
	Notes	December 31, 2024	December 31, 2023	December 31, 2022
Net loss		$(72,670)	$(86,730)	$(325,351)
Loss from discontinued operations		—	4,444	25,949
Loss from continuing operations		(72,670)	(82,286)	(299,402)

Add (deduct) the impact of:
Provision for income taxes		20,438	23,453	(10,783)
Finance expenses		35,402	35,106	39,059
Amortization and depreciation		20,103	20,382	22,624
EBITDA from continuing operations	(a)	3,273	(3,345)	(248,502)
Add (deduct) the impact of:
Impairment of goodwill and intangible assets	(b)	39,334	55,993	311,084
Share-based compensation	(c)	9,706	7,707	12,162
Loss (gain) from revaluation of contingent consideration	(d)	2,465	(645)	(1,061)
Impairment of property and equipment and right of use assets	(e)	8,511	2,079	1,089
Loss (gain) on extinguishment of debt	(f)	1,662	—	(4,153)
Unrealized and realized foreign exchange loss (gain)	(g)	940	(53)	712
Unrealized and realized loss (gain) on investments	(h)	238	2,603	(43)
Gain on disposal of fixed assets	(i)	(30)	(1,914)	—
(Gain) loss on lease termination and derecognition of finance lease	(j)	(1,220)	(1,012)	1,162
Bad debt (recovery) expense	(k)	(4,169)	—	9,941
Gain on fair value of derivative liabilities and purchase option derivative assets	(l)	(4,549)	(322)	(58,523)
Other one-time items	(m)	4,533	3,808	5,207
Employee Retention Credits and Transfer Fee	(n)	—	2,236	(9,440)
Restructuring costs and executive severance	(o)	—	921	472
Legal settlements	(p)	—	746	623
Non-cash write down of inventory	(q)	—	—	5,894
Indemnification asset release	(r)	—	—	3,973
Vape recall	(s)	—	—	2,965
Relief of fair value upon acquisition	(t)	—	—	2,770
Loan modification fees	(u)	—	—	2,507
Adjusted EBITDA from continuing operations		$60,694	$68,802	$38,839

The table below reconciles net cash provided by (used in) operating activities from continuing operations to free cash flow for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net cash provided by (used in) operating activities - continuing operations	$37,950	$31,131	$(21,835)
Capital expenditures for property and equipment	(9,362)	(7,762)	(39,631)
Free Cash Flow	$28,588	$23,369	$(61,466)

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net (loss) income.
b)
Represents impairment charges taken on the Company's intangible assets and goodwill.
c)
Represents non-cash share-based compensation expense.
d)
Represents the revaluation of the Company's contingent consideration liabilities.

e)
Represents impairment charges taken on the Company's property and equipment.
f)
Represents the loss (gain) on extinguishment of debt recorded as a result of the extinguishment of the loans.
g)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
h)
Represents unrealized and realized loss (gain) on fair value changes on strategic investments.
i)
Represents the gain taken on the disposal of property and equipment.
j)
Represents the (gain) loss taken as a result on lease termination and derecognition of right of use assets.
k)
Represents recovery and (expense) of one-time write offs of accounts receivable related to one customer that were deemed uncollectible.
l)
Represents the gain on fair value of warrants, including effects of the foreign exchange of the U.S. denominated Preferred Share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
m)
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
n)
Represents income recorded from ERC as a result of the CARES Act and its transfer fee.
o)
Represents costs associated with executive severance and restructuring of business units.
p)
Represents one-time legal settlement charges.
q)
Represents inventory write downs outside of the normal course of operations. These inventory write-downs were related to the write down of aged inventory to lower of cost or market which was related to the Company's operational reconfiguration of its cultivation facility in Pennsylvania.
r)
Represents the reduction to the indemnification asset related to the State Flower tax audit settlement and statute expirations for tax years ended September 30, 2014 and September 30, 2015.
s)
On February 4, 2022, more than 500 vape products were recalled by the Pennsylvania's Department of Health, including several of the Company's SKUs. As a result of the recall the Company recorded sales returns of $1,040 and write-downs of inventory of $1,925 for the twelve months ended December 31, 2022.
t)
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
u)
Represents loan modification fees related to the modification of the Chicago Atlantic Term Loan and the Ilera Term Loan. These fees do not meet the criteria for capitalization under ASC 470, Debt.

The decrease in Adjusted EBITDA from continuing operations for the year ended December 31, 2024, as compared to December 31, 2023 was primarily due to a decrease in revenue.

The increase in Adjusted EBITDA from continuing operations for the year ended December 31, 2023, as compared to December 31, 2022 was primarily due to the implementation of adult-use sales in New Jersey and Maryland along with the reduction of general and administrative expenses.

Changes in or Adoption of Accounting Principles

New standards, amendments and interpretations adopted:

Information regarding the Company’s adoption of new accounting and reporting standards is discussed in Note 2 to the accompanying Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report.

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

Impairment of goodwill, intangible assets, and long-lived assets

The Company assesses goodwill, intangible assets, and long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, while finite-lived intangible assets and long-lived assets are evaluated whenever indicators of impairment exist.

The Company’s impairment evaluation process involves significant estimates and assumptions, including identifying impairment indicators, determining asset groupings, forecasting future cash flows, selecting discount rates, and measuring fair value. Management applies judgment in assessing triggers such as declining financial performance, adverse market conditions, regulatory changes, and increased competition. The Company evaluates whether assets should be tested individually or as part of an asset group, ensuring the test is performed at the lowest level for which identifiable cash flows exist. For quantitative impairment tests, the Company forecasts future financial performance, considering historical trends, market conditions, and business strategies. Fair value is typically determined using a discounted cash flow approach, incorporating an appropriate discount rate based on the Company’s weighted average cost of capital, market risks, and asset-specific risk factors. Property and equipment may also be valued using third-party appraisals or market-based approaches when necessary.

Due to the subjective nature of these estimates, actual results may differ from estimates. Changes in financial performance, economic conditions, or industry trends could require the Company to make estimate changes to future impairment tests.

Variable Interest Entity

The Company consolidates legal entities in which it holds a controlling financial interest. Determining whether it has a controlling financial interest in VIE is subject to significant judgment and estimates. There is inherent uncertainty in evaluating who has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. Our considerations include, but are not limited to, voting interests of the VIE, management, service and other agreements with the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. Management has applied significant judgment when evaluating the facts and circumstances of the VIE (see Note 3 included in Item 8, “Financial Statements and Supplementary Data”).

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

The Company will remain an emerging growth company until the earlier to occur of: (i) December 31, 2027 (a) in which the Company has total annual gross revenue of $1,235,000 or more, or (b) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Shares that is held by non-affiliates exceeds $700,000 as of the last business day of the Company’s most recent second fiscal quarter; and (ii) the date on which the Company has issued more than $1,000,000 in non-convertible debt during the prior three-year period.

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

Subsequent recoveries of amounts previously written off are credited against operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company had no customers whose balance is greater than 10% of total trade receivables as of December 31, 2024.

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

The Company holds cash and cash equivalents in currencies other than its functional currency. The Company does not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of the Company's operations. However, as of the year ended December 31, 2024, a 10% change in the value of the U.S. dollar compared to the Canadian dollar would not result in a material impact on unrealized foreign exchange for the Company.

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

The Company does not have significant cash equivalents for the year ended December 31, 2024. The Pelorus term loan has a variable interest rate that is tied to the U.S. "prime rate" and SOFR. At December 31, 2024, a 10% change to each of the interest rates would not result in a material impact. The remainder of the Company’s loans payable have fixed interest rates from 7.00% to 12.75% per annum. All other financial liabilities are non-interest-bearing instruments.

Item 8. Financial Statements and Supplementary Data

All information required by this item may be found on pages F-1 through F-52 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, management, including the President and Chief Financial Officer, determined that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, under the supervision and with the participation of its President and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included a review of the documentation of controls, an evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on the outcome of the evaluation. Based on the results of its assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, that have materially affected, or were reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III will be included in the Company’s Proxy Statement relating to the Company’s 2025 Annual Meeting of Shareholders (the "2025 Annual Meeting") and is incorporated herein by reference.

Information regarding the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in the Proxy Statement relating to the 2025 Annual Meeting and is hereby incorporated by reference. If the Company makes any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, it will promptly disclose the nature of the amendment or waiver on its website. The full text of the Code of Conduct is available at the Investor Relations section of the Company’s website at https://ir.terrascend.com/. The reference to the Company’s website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in the Company’s Proxy Statement relating to the 2025 Annual Meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in the Company’s Proxy Statement relating to the 2025 Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in the Company’s Proxy Statement relating to the 2025 Annual Meeting and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in the Company’s Proxy Statement relating to the 2025 Annual Meeting and is incorporated herein by reference.

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

(a)
The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Arrangement Agreement, dated October 8, 2018, by and among TerrAscend Corp., Canopy Growth Corporation, Canopy Rivers Corporation, JW Opportunities Master Fund, Ltd., JW Partners, LP and Pharmaceutical Opportunities Fund, LP.	10-12G	000-56363	2.1	11/2/2021

2.2*	Securities Purchase Agreement, dated February 10, 2019, by and among BTHHM Berkeley, LLC, PNB Noriega, LLC, V Products, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.2	11/2/2021

2.3*†	Securities Purchase Agreement, dated February 10, 2019, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen, and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.3	11/2/2021

2.4*	Securities Purchase and Exchange Agreement, dated August 1, 2019, by and among Ilera Holdings LLC, Mera I LLC, Mera II LLC, TerrAscend Corp., WDB Holding PA, Inc. and Osagie Imasogie.	10-12G	000-56363	2.4	11/2/2021

2.5*	Membership Interest Purchase Agreement, dated August 31, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G	000-56363	2.7	11/2/2021

2.6	First Amendment to Membership Interest Purchase Agreement, dated November 9, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G/A	000-56363	2.8	12/22/2021

2.7†	Second Amendment to Membership Interest Purchase Agreement, dated March 8, 2022, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC, Seller and Gage Growth Corp.	8-K	000-56363	10.1	03/14/2022

2.8*	Arrangement Agreement, dated August 31, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.6	11/2/2021

2.9	Amending Agreement, dated October 4, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.8	11/2/2021

2.10	Second Amending Agreement, dated March 8, 2022, by and between TerrAscend Corp. and Gage Growth Corp.	8-K	000-56363	10.2	03/14/2022

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.3	11/2/2021

4.1	Description of Securities.					X

4.2	Form of Non-Affiliate Gage Growth Corp. Replacement Warrants dated March, 2022.	10-K	000-56363	4.6	03/16/2023

4.3	Form of Warrant Certificate dated December, 2022.	10-K	000-56363	4.7	03/16/2023

4.4	Warrant Indenture.	10-K	000-56363	4.1	06/29/2023

10.1	Form of Voting Support Agreement.	10-12G	000-56363	10.1	11/2/2021

10.2*	Subscription Agreement, dated April 20, 2023, by and between TerrAscend Growth Corp. and TerInvest LLC.	8-K/A	000-56363	10.1	04/26/2023

10.3*	Protection Agreement, dated April 20, 2023, by and between TerrAscend Growth Corp. and TerrAscend Corp.	8-K/A	000-56363	10.2	04/26/2023

10.4*	Form of Subscription Agreement for Equity Offering.	8-K	000-56363	10.1	06/29/2023

10.5*	Form of Subscription Agreement for Equity Offering with Registered Broker-Dealer.	8-K	000-56363	10.2	06/29/2023

10.6*	Form of Subscription Agreement for Debenture Offering.	8-K	000-56363	10.3	06/29/2023

10.7*	Form of Convertible Debenture.	8-K	000-56363	10.4	06/29/2023

10.8	Form Unit Purchase Agreement, dated January 19, 2024, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, Anthony and Jamie Shira, Arion Luce, Michael Thomsen, Ryan Hudson and WDB Holding CA, Inc., a wholly-owned subsidiary of TerrAscend Corp.	10-Q	000-56363	10.1	05/9/2024

10.9*†	Loan Agreement, dated August 1, 2024, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.	10-Q	000-56363	10.1	11/6/2024

10.10*	Amendment No. 1, dated September 30, 2024, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.	10-Q	000-56363	10.2	11/6/2024

10.11	Credit Agreement, dated December 18, 2020, by and among WDB Holding PA, Inc., the lenders party thereto and Acquiom Agency Services LLC, as Administrative Agent.	10-12G	000-56363	10.3	11/2/2021

10.12	Amendment No. 1 to Credit Agreement, dated April 28, 2022, by and among WDB Holding PA, Inc., the Loan Parties party thereto and Acquiom Agency Services LLC, as Administrative Agent and Collateral Agent.	10-Q	000-56363	10.7	08/11/2022

10.13	Amendment No. 2 to Credit Agreement, dated November 11, 2022, by and among WDB Holding PA, Inc., the Loan Parties party thereto and Acquiom Agency Services LLC, as Administrative Agent and Collateral Agent.	10-K	000-56363	10.4	03/16/2023

10.14	Amendment No. 3 to Credit Agreement, dated December 15, 2022, by and among WDB Holding PA, Inc., the Loan Parties party thereto and Acquiom Agency Services LLC, as Administrative Agent and Collateral Agent.	10-K	000-56363	10.5	03/16/2023

10.15	Amendment No. 4 to Credit Agreement, dated March 15, 2023 by and among WDB Holding PA, Inc., the Loan Parties party thereto and Acquiom Agency Services LLC as Administrative Agent and Collateral Agent.	10-K	000-56363	10.6	03/16/2023

10.16	Amendment No. 5 to Credit Agreement, dated April 17, 2023 by and among WDB Holding PA, Inc., the Loan Parties party thereto and Acquiom Agency Services LLC as Administrative Agent and Collateral Agent.	10-Q	000-56363	10.7	08/10/2023

10.17	Amendment No. 6 to Credit Agreement, dated June 22, 2023 by and among WDB Holding PA, Inc., the Loan Parties party thereto and Acquiom Agency Services LLC as Administrative Agent and Collateral Agent.	10-Q	000-56363	10.8	08/10/2023

10.18	Amendment No. 7 to Credit Agreement, dated December 5, 2023 by and among WDB Holding PA, Inc., the Loan Parties party thereto and Acquiom Agency Services LLC as Administrative Agent and Collateral Agent.	10-K	000-56363	10.15	03/14/2024

10.19	Credit Agreement, dated November 2, 2021, by and among Gage Growth Corp. and its subsidiaries, as Borrowers, and Chicago Atlantic Admin, LLC, as Administrative Agent and Collateral Agent.	10-K	000-56363	10.21	03/17/2022

10.20*	Joinder, First Amendment to Credit Agreement and Security Agreements and Consent, dated as of August 10, 2022, among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., other borrower and lender parties thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and Chicago	10-Q	000-56363	10.8	11/14/2022

	Atlantic, as collateral agent for the secured parties thereto.

10.21	Joinder and Second Amendment to Credit Agreement and Security Agreements and Consent, dated November 29, 2022, by and among WDB Holding MI, Inc., Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., the borrowers and lenders party thereto, and Chicago Atlantic Admin, LLC, as administrative agent for the lenders and as collateral agent for the secured parties thereto.	10-K	000-56363	10.9	03/16/2023

10.22	Third Amendment to Credit Agreement and Security Agreements and Consent, dated as of June 9, 2023, among Gage Growth Corp., Gage Innovations Corp., Cookies Retail Canada Corp., WDB Holding MI, Inc., the other Borrowers party thereto, the Lenders party thereto, and Chicago Atlantic Admin, LLC, as Administrative Agent for the Lenders and Chicago Atlantic, as Collateral Agent for the Secured Parties thereto.	10-Q	000-56363	10.9	08/10/2023

10.23	Loan Agreement, dated October 11, 2022, by and among subsidiaries of TerrAscend Corp., TerrAscend NJ LLC, HMS Processing LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, and Pelorus Fund REIT, LLC, as Lender.	10-K	000-56363	10.10	03/16/2023

10.24	Amendment No. 1, dated April 17, 2023, by and among TerrAscend NJ LLC, HMS Processing, LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, TerrAscend Corp. and TerrAscend USA, Inc., Well and Good, Inc. and WDB Holding MD, Inc., as Guarantors, and Pelorus Fund REIT, LLC, as Lender.	10-Q	000-56363	10.10	08/10/2023

10.25	Amendment No. 2, dated June 22, 2023, by and among TerrAscend NJ LLC, HMS Processing, LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, TerrAscend Corp. and TerrAscend USA, Inc., Well and Good, Inc. and WDB Holding MD, Inc., as Guarantors, and Pelorus Fund REIT, LLC, as Lender.	10-Q	000-56363	10.11	08/10/2023

10.26	Amendment No. 3 to Loan Agreement, dated November 29, 2023, by and among TerrAscend NJ LLC, HMS Processing, LLC, HMS Hagerstown, LLC, and HMS Health, LLC, as Borrowers, TerrAscend Corp. and TerrAscend USA, Inc., Well and Good, Inc. and WDB Holdings MD, Inc., as Guarantors, and Pelorus Fund REIT, LLC, as Lender.	10-K	000-56363	10.23	03/14/2024

10.27	Promissory Note, dated October 11, 2022, by and among TerrAscend Corp., TerrAscend NJ LLC, BWH NJ LLC and Blue Marble Ventures LLC.	10-K	000-56363	10.11	03/16/2023

10.28	Debt Settlement Agreement, dated December 9, 2022, by and among TerrAscend Corp., Arise Bioscience, Inc., Canopy USA, LLC, Canopy USA I	10-K	000-56363	10.12	03/16/2023

Limited Partnership and Canopy USA III Limited Partnership.

10.29#	Executive Employment Agreement, dated March 29, 2023, by and between TerrAscend USA, Inc. and Ziad Ghanem.	8-K	000-56363	10.1	03/31/2023

10.30#	Amended and Restated Employment Agreement, dated November 9, 2023, by and between TerrAscend USA, Inc, and Keith Stauffer.	10-Q	000-56363	10.1	11/09/2023

10.31#	Employment Agreement, dated May 23, 2022, by and between TerrAscend Corp. and Lynn Gefen.	10-Q	000-56363	10.2	11/09/2023

10.32#	Amendment to Employment Agreement, dated February 18, 2025, by and between TerrAscend Corp. and Lynn Gefen.					X

10.33#	Form of Indemnity Agreement.	10-12G	000-56363	10.15	11/2/2021

10.34#	TerrAscend Corp. Stock Option Plan.					X

10.35#	Form of Option Agreement.					X

10.36#	TerrAscend Corp. Share Unit Plan.					X

10.37#	Form of Share Unit Agreement.					X

19.1	TerrAscend Corporation Insider Trading Policy					X

21.1	List of Subsidiaries of TerrAscend Corp.					X

23.1	Consent of MNP LLP.					X

24.1	Power of Attorney (contained in the signature page to this Annual report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

TerrAscend Corp.

Date: March 6, 2025	By:	/s/ Ziad Ghanem
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

Signature	Title	Date

/s/ Ziad Ghanem Ziad Ghanem	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2025

/s/ Keith Stauffer Keith Stauffer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2025

/s/ Jason Wild	Director	March 6, 2025
Jason Wild

/s/ Ira Duarte	Director	March 6, 2025
Ira Duarte

/s/ Craig Collard	Director	March 6, 2025
Craig Collard

/s/ Ed Schutter	Director	March 6, 2025
Ed Schutter

/s/ Kara DioGuardi	Director	March 6, 2025
Kara DioGuardi

TerrAscend Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TerrAscend Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TerrAscend Corp. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MNP LLP Chartered Professional Accountants, Licensed Public Accountants We have served as the Company’s auditor since 2017.
Toronto, Canada
March 6, 2025

TerrAscend Corp.

Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	At	At
	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,381	$22,241
Restricted cash	606	3,106
Accounts receivable, net	20,880	19,048
Investments	1,727	1,913
Inventory	48,799	51,683
Prepaid expenses and other current assets	6,040	4,898
Total current assets	104,433	102,889
Non-current assets
Property and equipment, net	184,019	196,215
Deposits	168	337
Operating lease right of use assets	41,355	43,440
Intangible assets, net	169,604	215,854
Goodwill	106,929	106,929
Other non-current assets	722	854
Total non-current assets	502,797	563,629
Total assets	$607,230	$666,518

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$46,725	$49,897
Deferred revenue	5,129	4,154
Loans payable, current	6,761	137,737
Contingent consideration payable, current	3,121	6,446
Operating lease liability, current	2,511	1,244
Derivative liability, current	92	—
Lease obligations under finance leases, current	1,864	2,030
Corporate income tax payable	11,531	4,775
Other current liabilities	795	717
Total current liabilities	78,529	207,000
Non-current liabilities
Loans payable, non-current	183,461	61,633
Operating lease liability, non-current	42,469	45,384
Lease obligations under finance leases, non-current	—	407
Derivative liability, non-current	451	5,162
Convertible debt	9,114	7,266
Deferred income tax liability	8,428	17,175
Contingent consideration payable, non-current	172	—
Liability on uncertain tax position	106,991	79,627
Other long term liabilities	799	2,124
Total non-current liabilities	351,885	218,778
Total liabilities	430,414	425,778
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,350 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common shares, no par value, unlimited shares authorized; 293,232,131 and 288,327,497 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, no par value; 129,500 and nil shares outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid in capital	952,463	944,859
Accumulated other comprehensive income	3,011	1,799
Accumulated deficit	(778,514)	(704,162)
Non-controlling interest	(144)	(1,756)
Total shareholders' equity	176,816	240,740
Total liabilities and shareholders' equity	$607,230	$666,518

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue, net	$306,677	$317,328	$247,829

Cost of sales	156,717	157,630	146,325

Gross profit	149,960	159,698	101,504

Operating expenses:
General and administrative	111,596	115,189	115,588
Amortization and depreciation	8,823	9,433	9,658
Impairment of intangible assets	39,334	51,303	140,727
Impairment of goodwill	—	4,690	170,357
Impairment of property and equipment and right of use assets	8,511	2,079	1,089
Other operating income	(1,198)	(3,131)	—
Total operating expenses	167,066	179,563	437,419

Loss from operations	(17,106)	(19,865)	(335,915)

Other expense (income)
Loss (gain) from revaluation of contingent consideration	2,465	(645)	(1,061)
Loss (gain) on extinguishment of debt	1,662	—	(4,153)
Gain on fair value of derivative liabilities and purchase option derivative assets	(4,549)	(322)	(58,523)
Finance and other expenses	34,370	37,041	35,893
Transaction and restructuring costs	—	344	1,445
Unrealized and realized foreign exchange loss (gain)	940	(53)	712
Unrealized and realized loss (gain) on investments	238	2,603	(43)
Loss from continuing operations before provision for income taxes	(52,232)	(58,833)	(310,185)
Provision for (benefit from) income taxes	20,438	23,453	(10,783)
Net loss from continuing operations	$(72,670)	$(82,286)	$(299,402)

Discontinued operations:
Loss from discontinued operations, net of tax	$—	$(4,444)	$(25,949)
Net loss	$(72,670)	$(86,730)	$(325,351)

Foreign currency translation adjustment	(1,212)	286	738
Comprehensive loss	$(71,458)	$(87,016)	$(326,089)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(80,232)	$(91,101)	$(303,959)
Non-controlling interests	$7,562	$8,815	$4,557

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(79,020)	$(95,831)	$(330,646)
Non-controlling interests	$7,562	$8,815	$4,557

Net loss per share - basic & diluted:
Continuing operations	$(0.28)	$(0.33)	$(1.24)
Discontinued operations	—	(0.02)	(0.11)
Net loss per share - basic & diluted	$(0.28)	$(0.35)	$(1.35)
Weighted average number of outstanding common shares	291,513,878	279,285,588	244,351,028

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Series C	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total
Balance at December 31,2021	190,930,800	38,890,571	13,708	610	36	244,175,394	—	$535,418	$2,823	$(314,654)	$5,367	$228,954
Shares issued - stock options, warrant and RSU	10,633,857	—	—	—	—	10,633,857	—	25,927	—	—	—	25,927
Shares, options and warrants issued - acquisitions	56,812,852	13,504,500	—	—	—	70,317,352	—	331,983	—	—	—	331,983
Shares issued - liability settlement	101,203	—	—	—	—	101,203	—	264	—	—	—	264
Shares issued - conversion	1,145,819	—	(1,100)	(10)	(36)	—	—	—	—	—	—	—
Shares issued - Canopy USA arrangement	—	24,601,467	—	—	—	24,601,467	—	55,520	—	—	—	55,520
Share-based compensation expense	—	—	—	—	—	—	—	12,162	—	—	—	12,162
Options and warrants expired/forfeited	—	—	—	—	—	—	—	(26,302)	—	26,302	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	—	(7,550)	(7,550)
Net loss for the year	—	—	—	—	—	—	—	—	—	(329,908)	4,557	(325,351)
Foreign currency translation	—	—	—	—	—	—	—	—	(738)	—	—	(738)
Balance at December 31, 2022	259,624,531	76,996,538	12,608	600	—	349,829,273	—	$934,972	$2,085	$(618,260)	$2,374	$321,171
Shares issued - stock options, warrant and RSU	1,913,641	—	—	—	—	1,913,641	—	98	—	—	—	98
Shares, options and warrants issued - acquisitions	5,913,963	—	—	—	—	5,913,963	—	8,601	—	—	—	8,601
Shares, options and warrants issued - legal settlement	532,185	—	—	—	—	532,185	—	794	—	—	—	794
Warrants issued for services performed	—	—	—	—	—	—	—	1,000	—	—	—	1,000
Shares issued - conversion	13,762,500	(13,504,500)	(258)	—	—	—	—	—	—	—	—	—
Private placement net of share issuance costs	6,580,677	—	—	—	—	6,580,677	—	7,507	—	—	—	7,507
Share-based compensation expense	—	—	—	—	—	—	—	7,707	—	—	—	7,707
Options and warrants expired/forfeited	—	—	—	—	—	—	—	(9,643)	—	9,643	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	—	(11,622)	(11,622)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(6,177)	—	—	(1,323)	(7,500)
Net loss for the year	—	—	—	—	—	—	—	—	—	(95,545)	8,815	(86,730)
Foreign currency translation	—	—	—	—	—	—	—	—	(286)	—	—	(286)
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	—	364,769,739	—	$944,859	$1,799	$(704,162)	$(1,756)	$240,740
Shares issued - stock options, warrant and RSU	1,249,216	—	—	—	—	1,249,216	—	—	—	—	—	—
Shares issued - price protection adjustment	874,730	—	—	—	—	874,730	—	693	—	—	—	693
Share-based compensation expense	—	—	—	—	—	—	—	9,706	—	—	—	9,706
Options and warrants expired/forfeited	—	—	—	—	—	—	—	(5,880)	—	5,880	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	—	(7,324)	(7,324)
Repurchase of common stock, including excise tax	(107,400)	—	—	—	—	(107,400)	(129,500)	(215)	—	—	—	(215)
Acquisition of non-controlling interest	2,888,088	—	—	—	—	2,888,088	—	3,300	—	—	1,374	4,674
Net loss for the year	—	—	—	—	—	—	—	—	—	(80,232)	7,562	(72,670)
Foreign currency translation	—	—	—	—	—	—	—	—	1,212	—	—	1,212
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	—	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating activities
Net loss from continuing operations	$(72,670)	$(82,286)	$(299,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash adjustments of inventory	—	985	9,082
Accretion expense	11,622	10,674	9,740
Depreciation of property and equipment and amortization of intangible assets	20,103	20,382	22,624
Amortization of operating right-of-use assets	2,882	2,319	1,980
Share-based compensation	9,706	7,707	12,162
Deferred income tax recovery	(8,746)	(18,615)	(35,299)
Gain on fair value of derivative liabilities and purchase option derivative assets	(4,549)	(322)	(58,523)
Gain on disposal of fixed assets	(30)	(1,914)	—
Unrealized and realized loss (gain) on investments	238	2,603	(43)
Loss (gain) from revaluation of contingent consideration	2,465	(645)	(1,061)
Impairment of goodwill and intangible assets	39,334	55,993	311,084
Impairment of property and equipment and right of use assets	8,511	2,079	1,089
(Gain) loss on lease termination and derecognition of finance lease	(1,220)	(1,217)	1,163
Release of indemnification asset	—	—	3,973
Bad debt (recovery) expense	(1,136)	—	9,941
Employee Retention Credits recorded in other income	—	—	(9,440)
Loss (gain) on extinguishment of debt	1,662	—	(4,153)
Debt modification fees	—	—	2,507
Unrealized and realized foreign exchange loss (gain)	940	(53)	712
Changes in operating assets and liabilities
Receivables	(2,950)	(9,259)	2,862
Inventory	4,166	(5,185)	676
Prepaid expense and other current assets	307	1,198	856
Deposits	169	500	3,666
Other assets	78	797	711
Accounts payable and accrued liabilities and other payables	(5,288)	644	(12,103)
Operating lease liability	(2,351)	(1,861)	(1,314)
Other liability	(388)	(2,070)	(13,846)
Uncertain tax position liabilities	27,364	66,404	3,905
Contingent consideration payable	—	—	(410)
Corporate income tax payable	6,756	(18,946)	14,598
Deferred revenue	975	1,219	428
Net cash provided by (used in) operating activities- continuing operations	37,950	31,131	(21,835)
Net cash used in operating activities - discontinued operations	—	(3,660)	(4,288)
Net cash provided by (used in) operating activities	37,950	27,471	(26,123)

Investing activities
Investment in property and equipment	(9,362)	(7,762)	(39,631)
Investment in note receivable, net of interest received	(1,460)	—	—
Investment in intangible assets	(1,187)	(1,666)	(2,261)
Principle payments received on lease receivable	—	—	515
Insurance recovery for property and equipment	871	—	—
Success fees related to Alternative Treatment Center license	—	(3,012)	—
Deposits for business acquisition	—	—	(1,065)
Payment for land contracts	(859)	(1,275)	(1,271)
Cash portion of consideration paid in acquisitions, net of cash of acquired	(250)	(16,789)	16,227
Net cash used in investing activities - continuing operations	(12,247)	(30,504)	(27,486)
Net cash provided by (used in) investing activities - discontinued operations	—	14,285	(93)
Net cash used in investing activities	(12,247)	(16,219)	(27,579)

Financing activities
Transfer of Employee Retention Credit	—	12,677	—
Proceeds from loan payable, net of transaction costs	129,382	23,869	43,419
Proceeds from options and warrants exercised	—	98	24,342
Loan principal paid	(146,159)	(50,154)	(42,221)
Loan amendment fee paid and prepayment premium paid	—	(1,178)	(4,977)
Tax distributions to NJ partners	—	—	(1,539)
Capital distributions paid to non-controlling interests	(7,324)	(11,621)	(7,550)
Proceeds from contingent consideration	—	—	(6,630)
Proceeds from private placement, net of share issuance costs	—	20,822	—
Payments made for financing obligations and finance lease	(400)	(1,474)	(1,125)
Repurchases of common shares	(215)	—	—
Net cash (used in) provided by financing activities- continuing operations	(24,716)	(6,961)	3,719
Net cash used in financing activities- discontinued operations	—	(5,539)	—
Net cash (used in) provided by financing activities	(24,716)	(12,500)	3,719

Net increase (decrease) in cash and cash equivalents and restricted cash during the year	987	(1,248)	(49,983)
Net effects of foreign exchange	653	(168)	(2,896)
Cash and cash equivalents and restricted cash, beginning of the year	25,347	26,763	79,642
Cash and cash equivalents and restricted cash, end of the year	$26,987	$25,347	$26,763

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental disclosure with respect to cash flows
Cash (received) paid for income tax, net	$(6,229)	$3,280	$(9,917)
Interest paid	23,847	23,037	26,840
Lease termination fee paid	271	379	3,300
Non-cash transactions
Equity and warrant liability issued for acquisitions and non-controlling interest	$4,674	$8,601	$338,739
Equity issued for price protection on contingent consideration	693	—	—
Change in accrued capital expenditures	(1,098)	1,494	2,187
Warrant issued as consideration for services	—	1,000	—
Promissory note issued as consideration for acquisitions	—	11,689	10,000
Shares issued for legal and liability settlement	—	794	264
Shares issued by Canopy USA arrangement	—	—	55,520

The accompanying notes are an integral part of these consolidated financial statements.

TERRASCEND CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

1.
Nature of operations

TerrAscend Corp. (the "Issuer") was incorporated under the Business Corporations Act (Ontario) on March 7, 2017. The Issuer, through its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the "Company”), is a leading North American cannabis company. TerrAscend has vertically-integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. In the United States, TerrAscend’s cultivation and manufacturing provide product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970 (the "Controlled Substances Act").

The Company operates under one reportable segment, which is the cultivation, production and sale of cannabis products.

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
•
TerrAscend Michigan (“TerrAscend MI”), a wholly-owned operation with twenty dispensaries, one cultivation facility, one processing facility, and two cultivation/processing facilities;
•
TerrAscend California (“TerrAscend CA”), a wholly-owned operation with four dispensaries, and a cultivation facility; and;
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

2. Summary of significant accounting policies

(a) Basis of presentation and measurement and going concern

These consolidated financial statements as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (the “Consolidated Financial Statements”) of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying Consolidated Financial Statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

The Company previously concluded that substantial doubt existed as to its ability to continue as a going concern primarily due to the Company's current liabilities exceeding its current assets related to its loans maturing within the current year. During the year ended on December 31, 2024, the Company entered into a four-year $140,000 senior secured term loan which was

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

primarily used to retire a majority of the Company's loans coming due within the next year. See Note 10 for more information regarding the refinancing.

Following the retiring and financing of the Company’s loans coming due within the next year, along with its ability to identify access to future capital, and continued improvement in cash flow from the Company's consolidated operations, management has determined that substantial doubt no longer exists in the Company's ability to continue as a going concern.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, (Gain) loss on disposal of fixed assets has been reclassified out of Impairment of property and equipment and right of use assets and into Other operating income on the Consolidated Statements of Operations and Comprehensive Loss.

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

(f) Inventory

Inventories of harvested and purchased finished goods as well as packaging materials are valued at the lower of cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the reasonably predictable costs of completion, disposal and transportation. The direct and indirect costs of inventory include materials, labor and depreciation expense on property and equipment involved in packaging, labeling and inspection. Inventories are generally maintained with the weighted average cost method. Amortization of acquired cannabis production licenses as well as royalties paid relating to the production of inventory are also considered to be indirect costs of inventory. All direct and indirect costs related to inventory are capitalized as they are incurred and they are subsequently recorded within cost of sales on the Consolidated Statements of Operations and Comprehensive Loss at the time cannabis is sold.

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

The Company classifies assets and liabilities (the "disposal group") as held for sale in the period when all of the relevant criteria to be classified as held for sale are met. Long-lived assets held for sale are recorded at the lower of their carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period during which the held for sale criteria is met. The Company discontinues depreciation on these assets.

An asset’s residual value, useful life and depreciation method are reviewed annually, or when events or circumstances indicate that the current estimate or depreciation method are no longer applicable. Changes are adjusted prospectively if appropriate. Gains and losses on disposal of an asset are determined by comparing the proceeds from disposal with the carrying amount of the items and are recognized in the Consolidated Statements of Operations and Comprehensive Loss.

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

(h) Leases

Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified assets. The majority of the Company’s leases are operating leases used primarily for corporate offices, retail

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

dispensaries, and cultivation and manufacturing facilities. The remaining operating lease periods range from 1 to 24 years. Additionally, the Company has one finance lease at December 31, 2024 and two finance leases at December 31, 2023 The remaining lease period for the finance lease is less than one year.

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

The Company determines if an arrangement is a lease at the inception of the contract. Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. The right-of-use (“ROU”) asset is measured at the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, and initial direct costs. For operating leases, right-of-use assets are reduced over the lease term by the straight-line expense recognized, less the amount of accretion of the lease liability determined by using the effective interest rate method. Finance leases are included in property and equipment in the Company's Consolidated Balance Sheets.

Operating lease expense is recognized on a straight-line basis over the term of the lease and is included in cost of sales and general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Finance lease cost includes amortization, which is recognized on a straight-line basis over the expected life of the lease asset, and interest expense, which is recognized following an effective interest rate method and is included in finance and other expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The majority of the Company’s leases do not provide an implicit rate that can be easily determined. Therefore, the Company applies its incremental borrowing rate to the lease based on the information available at the commencement date (see Note 11).

Certain leases include one or more options to renew or terminate the lease at the Company’s discretion. The Company regularly evaluates lease renewal and termination options and, when they are reasonably certain of the exercise of the option to renew or terminate a lease, incorporates the renewal or termination term for accounting purposes.

The Company evaluates its ROU assets for impairment consistent with its impairment of long-lived assets. See – Impairment of long-lived assets information within this note for detailed information on the Company’s impairment assessment of its right-of-use assets.

In some instances, the Company subleases excess office space to third-party tenants. The Company, as sublessor, continues to account for the head lease. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, this indicates that the ROU asset associated with the head lease should be assessed for impairment under the long-lived asset impairment provisions. Sublease income is included in Finance (expense) income in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Brand intangibles - indefinite lives	Indefinite useful lives
Brand intangibles - definite lives	3 years
Software	5 years
Licenses	15-30 years
Non-compete agreements	3 years

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

(k) Impairment of indefinite lived intangible assets and goodwill

The Company operates as one reportable segment. For the purposes of testing goodwill, the Company has identified six reporting units. The Company analyzed its reporting units by first reviewing the operating statements based on the jurisdictions in which the Company conducts business (or each market).

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

When the Company determines that the carrying value of the long-lived asset may not be recoverable based upon the existence of one or more indicators, the assets are assessed for impairment based on the estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted cash flows are less than the carrying value, the Company measures the fair value of the asset group. In certain circumstances, an appraisal was obtained to determine the fair value of certain long-lived assets. If the carrying value of an asset group exceeds its fair value, an impairment loss is recorded for the excess of the asset group’s carrying value over its estimated fair value.

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

Local authorities will often impose excise or cultivation taxes on the sale or production of cannabis products. Excise and cultivation taxes are effectively a production tax which become payable when a cannabis product is delivered to the customer and are not directly related to the value of sales. The Company has made a policy election to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with the specific revenue-producing transaction and collected by the Company from a customer. Therefore, the net revenue on the Consolidated Statements of Operations and Comprehensive Loss is netted for any excise or cultivation taxes.

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

(p) Non-controlling interests

Non-controlling interests (“NCI”) represents equity interests owned by outside parties. NCI is initially measured at fair value as of the acquisition date (see Note 2z(vii)).

(q) Income taxes

Income tax expense, consisting of current and deferred tax expense, is recognized in the Consolidated Statements of Operations and Comprehensive Loss. Current tax expense is the expected tax payable on the taxable income for the year, using tax rates

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

enacted at period-end, adjusted for amendments to tax payable with regard to previous years. Deferred tax assets and liabilities and the related deferred income tax expense or recovery are recognized for deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized, or the liability settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that enactment occurs. A deferred tax asset is recognized to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. To the extent that the Company does not consider it more likely than not that a deferred tax asset will be recovered, the deferred tax asset is reduced. Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

Equity units

Equity units are comprised of Common Shares and one-half warrants. Warrants issued during the year are classified as liabilities. The proceeds are allocated first to warrants based on their fair value, measured using the Black-Scholes Option Pricing Model (the "Black-Scholes Model"), and the residual is allocated to Common Shares.

Treasury Stock

Repurchases of Common Shares are accounted for at cost and are included as a component of shareholders’ equity in the Consolidated Balance Sheets. The Common Shares are then canceled in subsequent transactions.

(s) Share-based compensation

The Company has a stock option plan in place (the "Stock Option Plan"). The Company measures equity settled share-based payments based on their fair value at the grant date and recognizes compensation expense on a straight-line basis over the vesting period. Fair value is measured using the Black-Scholes Model. In estimating fair value, management is required to make certain assumptions and estimates such as the expected term of the award, volatility of the future price of the Common Shares, risk free rates, and future dividend yields at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results. Forfeitures are accounted for as they occur rather than estimating for them at the grant date.

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

(u) Convertible preferred stock and detachable warrants

The Company evaluates convertible preferred stock in accordance with ASC 470-20-35-7, Debt with Conversion and Other Options. The preferred shares in the capital of the Company (the "Preferred Shares") are convertible into Common Shares at a conversion ratio of one Preferred Share for 1,000 Common Shares. All series of Preferred Shares are classified as shareholders’ equity in the Company’s Consolidated Balance Sheets. The fair value of the related Preferred Shares is based on the closing price of the Common Shares on the day of issuance of the Preferred Shares.

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

(x) (Loss) earnings per share

The Company presents basic and diluted (loss) earnings per share data for its ordinary shares. Basic (loss) earnings per share is calculated using the treasury stock method, by dividing the (loss) income attributable to holders of Common Shares and proportionate voting shares in the capital of the Company ("Proportionate Voting Shares") by the weighted average number of Common Shares and Proportionate Voting Shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding Common Shares and consequently are not included in the (loss) earnings per share calculations. The Company has the following categories of potentially dilutive Common Share equivalents: RSUs (as defined below), stock options, warrants, Preferred Shares, non-participating non-voting exchangeable shares in the capital of the Company ("Exchangeable Shares") and convertible debentures.

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

Diluted (loss) earnings per share is determined by adjusting the (loss) income attributable to common shareholders and the weighted average number of Common Shares and Proportionate Voting Shares outstanding, adjusted for the effects of all dilutive potential Common Shares and Proportionate Voting Shares. Proportionate Voting Shares are converted to their

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Common Share equivalent of one thousand Common Shares for every one Proportionate Voting Share for the purposes of calculating basic and diluted (loss) earnings per share. In a period of losses, all of the potentially dilutive Common Share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, no potentially dilutive Common Share equivalents were included in the computation of diluted loss per share because their impact would have been anti-dilutive.

(y) Discontinued operations

The Company deems it appropriate to classify a part of the business as discontinued operations if the related disposal group meets all of the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. A disposal group that represents a strategic shift to the Company is reflected as discontinued operations on the Consolidated Statements of Operations and Comprehensive Loss and prior periods are recast to reflect the earnings or losses as income from discontinued operations.

TerrAscend Canada is a cannabis retailer in Ontario, Canada. TerrAscend Canada operates the Company's a majority-owned Cookies Canada dispensary in Toronto, Ontario, Canada. TerrAscend Canada was previously a Licensed Producer (as such term is defined in the Cannabis Act) of cannabis until the Company commenced an optimization of its operations in Canada, whereby the Company reduced its manufacturing footprint in order to focus on its Canadian retail business. The Company ceased operations at TerrAscend Canada's manufacturing facility during the three months ended December 31, 2022.

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

iii)
Share-based payments

In calculating share-based compensation expense, key estimates are used such as the expected term of the award, the volatility of the Company’s stock price, and the risk-free interest rate.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

iv)
Warrant liability and contingent consideration

The Company calculates the fair value of warrants issued and contingent consideration from business combinations using key estimates, including stock price volatility and the risk-free interest rate. The Company exercises judgment in selecting valuation methods and performing fair value calculations, both at the initial measurement upon issuance or acquisition and during subsequent recurring remeasurements.

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

vi)
Impairment of goodwill, intangible assets, and long-lived assets

The Company assesses goodwill, intangible assets, and long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, while finite-lived intangible assets and long-lived assets are evaluated whenever indicators of impairment exist. The Company’s impairment loss calculation contains significant estimates and assumptions while applying judgment to qualitative factors as well as estimating future cash flows and asset fair values, including forecasting projected financial information and selecting the discount rate that reflects the risk inherent in future cash flows.

vii)
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

viii)
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

ix)
Control, joint control or level of influence

When determining the appropriate basis of accounting for the Company’s interests in affiliates, the Company makes judgments about the degree of influence that it exerts directly or through an arrangement over the investees’ relevant activities.

x)
Employee Retention Tax Credit

The Employee Retention Tax Credit ("ERC"), introduced under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), provided refundable tax credits to eligible businesses affected by COVID-19-related shutdowns or revenue declines from March 13, 2020, to December 31, 2021. The Company elected to account for the ERC as a government grant under International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, due to limited applicable U.S. GAAP guidance. The collectability of the ERC requires significant judgment, including an assessment of eligibility. No formal determination has been made regarding the Company’s eligibility to receive the ERC, and there remains a risk that a regulatory determination could deem the Company ineligible, potentially impacting amounts previously recognized.

xi)
Variable Interest Entity

The Company consolidates legal entities in which it holds a controlling financial interest. Determining whether it has a controlling financial interest in VIE is subject to significant judgment and estimates. There is inherent uncertainty in evaluating who has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. Our considerations include, but are not limited to, voting interests of the VIE, management, service and other agreements with the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. Management has applied significant judgment when evaluating the facts and circumstances of the VIE (see Note 3).

xii)
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

(aa) New standards, amendments and interpretations adopted

(i)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for the financial year ended December 31, 2024, and the expanded interim disclosures will be effective for the financial year ending 2025 and will be applied retrospectively to all prior periods presented. The Company adopted this standard during the year ended December 31, 2024, see Note 21

(ab) New standards, amendments and interpretations not yet adopted

(i)
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement – Reporting Comprehensive Loss – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

impact of ASU 2024-03 on its Consolidated Financial Statements; however, the Company does not expect the adoption of ASU 2024-03 to have a material impact on its Consolidated Financial Statements.
(ii)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures will be effective for the financial year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on its Consolidated Financial Statements and whether we will apply the standard prospectively or retrospectively.

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

The Company's U.S. operations are consolidated through the VIE model. Therefore, substantially all of the Company's current assets, non-current assets, current liabilities and non-current liabilities are consolidated through the VIE model. The Company's assets and liabilities that are not consolidated through the VIE model include convertible debt and derivative liability. The Company also consolidates a minimal amount of assets and liabilities within Canada, see Note 21 for more information.

4. Accounts receivable, net

The following table presents the Company’s accounts receivable balances, including the allowance for credit losses:

	December 31, 2024	December 31, 2023
Trade receivables	$20,243	$28,403
Sales tax receivable	970	408
Other receivables	1,024	1,154
Provision for current expected credit losses	(1,357)	(10,917)
Total receivables, net	$20,880	$19,048

The following table presents the aging of trade receivables, including the allowance for credit losses:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	December 31, 2024	December 31, 2023
Trade receivables	$20,243	$28,403
Less: provision for current expected credit losses	(1,357)	(10,917)
Total trade receivables, net	$18,886	$17,486

Of which
Current	12,114	13,799
31-90 days	4,040	2,837
Over 90 days	4,089	11,767
Less: current expected credit losses	(1,357)	(10,917)
Total trade receivables, net	$18,886	$17,486

The following is a roll-forward of the provision for expected credit losses and sales returns and allowances related to trade accounts receivable:

	December 31, 2024	December 31, 2023
Beginning of the year	$10,917	$10,556
Provision for sales returns	—	14
Expected credit losses	31	668
Write-offs charged against provision	(9,591)	(321)
Total provision for current expected credit losses	$1,357	10,917

During the year ended December 31, 2024, the Company settled accounts receivable that had been previously accounted for as expected credit losses which resulted in a bad debt recovery of $4,188 within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss. All trade receivables and provision for current expected credit losses relating to this settlement has been written off as at December 31, 2024.

5. Acquisitions

2023 Acquisitions

AMMD

On January 27, 2023, in order to establish its retail footprint in Maryland, the Company acquired Allegany Medical Marijuana Dispensary ("AMMD"), a medical dispensary located in Cumberland, Maryland from Moose Curve Holdings, LLC. Pursuant to the terms of the agreement, the Company acquired a 100% equity interest in AMMD for total consideration of $10,000 in cash (the "AMMD Cash Consideration"). The AMMD Cash Consideration paid included a long-term lease with the option to purchase the real estate and repayments of indebtedness and transaction expenses on behalf of AMMD of $160 and $29, respectively.

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

Peninsula

On June 28, 2023, in order to expand its retail footprint in Maryland, the Company closed the acquisition (the "Peninsula Acquisition") of Derby 1, LLC ("Peninsula"), a dispensary located in Salisbury, Maryland. Pursuant to the terms of the agreement, the Company acquired a 100% equity interest in Peninsula for total consideration of $15,394 exclusive of assumed financing obligations of $7,226 (see Note 10). The consideration was comprised of: (i) 5,442,282 Common Shares (the "Peninsula Share Consideration"), valued at $7,857 using the trading price of the Common Shares on the acquisition date less an applicable share restriction discount, (ii) a $3,646 secured promissory note bearing interest at a rate of 7.25% and maturing on June 28, 2026, (iii) $2,657 of contingent consideration in connection with the Peninsula Share Consideration ("Peninsula Contingent Consideration"), and (iv) $1,234 in cash (the "Peninsula Cash Consideration"). The Peninsula Cash Consideration included transaction expenses and repayments of indebtedness on behalf of Peninsula of $290 and $33, respectively.

The Peninsula Share Consideration was subject to a statutory lock-up restriction of six months, and therefore, a share restriction discount was considered in determining the fair value of the Peninsula Share Consideration on the date of issuance, using the Finnerty Model.

Pursuant to the terms of the agreement, the Company agreed that if within eighteen months from the date of issuance of the Peninsula Share Consideration, the aggregate gross proceeds resulting from the sales of the Common Shares plus the aggregate value of the remaining Common Shares was less than $9,000, the Company would be required to pay the difference to the sellers and in accordance with such terms, the Company issued the Peninsula Contingent Consideration. . The fair value of Peninsula Contingent Consideration was calculated using the Black-Scholes Model.

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

Blue Ridge

On June 30, 2023, in order to expand its retail footprint in Maryland, the Company closed the acquisition of Hempaid, LLC ("Blue Ridge"), a medical dispensary located in Parkville, Maryland. The Company relocated the Blue Ridge dispensary to a new, high-traffic retail center in Nottingham, Maryland as of May 29, 2024. Pursuant to the terms of the agreement, the Company acquired a 100% equity interest in Blue Ridge for total consideration of $6,277, comprised of: (i) a promissory note of $3,109, bearing interest at a rate of 7.0% and maturing on June 30, 2027 (see Note 10) and (ii) $3,168 in cash (the "Blue

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Ridge Cash Consideration"). The Blue Ridge Cash Consideration included repayments of indebtedness and transaction expenses on behalf of Blue Ridge of $707 and $281, respectively.

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

Herbiculture

On July 10, 2023, in order to expand its retail footprint in Maryland, the Company closed the acquisition of Herbiculture Inc. (“Herbiculture”), a medical dispensary in Maryland. Pursuant to the terms of the agreement, the Company acquired 100% equity interest in Herbiculture for total consideration of $7,710, comprised of: (i) $2,776 in cash (the "Herbiculture Cash Consideration"), and (ii) a promissory note of $4,934, bearing interest at a rate of 10.50% and maturing on June 30, 2026. The Herbiculture Cash Consideration included transaction expenses and repayments of indebtedness on behalf of Herbiculture of $616 and $1,674, respectively.

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	Pinnacle	Peninsula	Total
Carrying amount, December 31, 2022	$1,406	$3,028	$750	$—	$5,184
Amount recognized on acquisition	—	—	—	2,657	2,657
Payments of contingent consideration	—	—	(750)	—	(750)
Gain on revaluation of contingent consideration	—	—	—	(645)	(645)
Carrying amount, December 31, 2023	$1,406	$3,028	$—	$2,012	$6,446
Settlement of contingent consideration	(1,334)	(3,591)	—	—	(4,925)
Payments of contingent consideration	(188)	(505)	—	—	(693)
Loss (gain) on revaluation of contingent consideration	903	3,188	—	(1,626)	2,465
Carrying amount, December 31, 2024	$787	$2,120	$—	$386	$3,293
Less: current portion	(741)	(1,994)	—	(386)	(3,121)
Non-current contingent consideration	$46	$126	$—	$—	$172

On January 19, 2024, the Company amended the original purchase agreement and issued an aggregate of 2,888,088 Common Shares and paid $250 of cash to the sellers of its previously acquired State Flower and The Apothecarium businesses. The issuance of Common Shares fully settled the previous contingent consideration balances. The remaining balance owing relates to a price protection the Company provided on the Common Shares issued. On September 13, 2024, the Company issued an additional 874,730 Common Shares related to the price protection clause.

On December 28, 2024 the Company settled its contingent consideration associated with the Peninsula acquisition in the amount of $386. This amount was paid subsequent to the year end. In connection with the settlement, management recognized a gain on revaluation of contingent consideration in the amount of $1,626 on the consolidated statements of operations and comprehensive loss.
6. Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	December 31, 2024	December 31, 2023
Raw materials	$826	$378
Finished goods	19,710	18,821
Work in process	25,489	28,451
Accessories, supplies and consumables	2,774	4,033
Total inventory	$48,799	$51,683

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the disposed of operations. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to the Canadian Licensed Producer business. The results of discontinued operations were as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue, net	$—	$—	$2,678

Cost of Sales	—	—	12,029

Gross profit	—	—	(9,351)

Operating expenses:
General and administrative	—	900	5,141
Amortization and depreciation	—	48	1,623
Impairment of property and equipment	—	3,036	7,870
Total operating expenses	—	3,984	14,634

Loss from discontinued operations	—	(3,984)	(23,985)
Other expense
Finance and other expenses	—	460	1,964
Net loss from discontinued operations	$—	$(4,444)	$(25,949)

8. Property and equipment, net

Property and equipment consisted of:

	December 31, 2024	December 31, 2023
Land	$6,469	$6,103
Assets in process	18,622	24,211
Buildings & improvements	155,750	151,989
Machinery & equipment	37,293	35,370
Office furniture & equipment	9,262	9,066
Assets under finance leases	1,489	2,362
Total cost	228,885	229,101
Less: accumulated depreciation	(44,866)	(32,886)
Property and equipment, net	$184,019	$196,215

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

During the years ended December 31, 2024, and December 31, 2023, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $12,413 ($8,448 included in cost of sales) for the year ended December 31, 2024, $11,517 ($8,049 included in cost of sales) for the year ended December 31, 2023, and $10,043 ($7,611 included in cost of sales) for the year ended December 31, 2022.

Impairment of Property and Equipment

The impairment test for property and equipment follows the same criteria as finite-lived intangible assets (see Note 9) with the exception of obtaining independent appraisals for certain properties to determine the fair value of the asset groups. During the

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

years ended December 31, 2024 and December 31, 2023, the Company determined that the carrying value of the certain assets may not be recoverable. As a result, the Company recorded an impairment loss of $6,073 and $2,079 for certain Michigan properties during the years ended December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2024, the Company recorded an impairment loss of certain property and equipment of $2,438 due to the wind-down of one of its California dispensaries.

9. Intangible assets, net and goodwill

Intangible assets consisted of the following:

At December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,708	$(964)	$1,744
Licenses	167,459	(24,371)	143,088
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	170,447	(25,615)	144,832
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$195,219	$(25,615)	$169,604

At December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,050	$(720)	$1,330
Licenses	186,624	(20,216)	166,408
Brand intangibles	1,144	(1,144)	—
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	190,098	(22,360)	167,738
Indefinite lived intangible assets
Brand intangibles	48,116	—	48,116
Total indefinite lived intangible assets	48,116	—	48,116
Intangible assets, net	$238,214	$(22,360)	$215,854

Amortization expense was $7,636 ($2,832 included in cost of sales) for the year ended December 31, 2024, $8,865 ($2,900 included in cost of sales) for the year ended December 31, 2023, and $12,581 ($5,355 included in cost of sales) for the year ended December 31, 2022.

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2025	$6,145
2026	6,067
2027	6,017
2028	5,903
2029	5,903
Thereafter	114,797
Total	$144,832

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

As of December 31, 2024, the weighted average amortization period remaining on intangible assets was 25.8 years.

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company's goodwill balance:

Balance at December 31, 2022	$90,328
Additions at acquisition date	21,291
Impairment of goodwill	(4,690)
Balance at December 31, 2023	$106,929
Additions at acquisition date	—
Impairment of goodwill	—
Balance at December 31, 2024	$106,929

Impairment of Intangible Assets

The Company recorded the following impairment losses by category of intangible assets:

	December 31, 2024	December 31, 2023	December 31, 2022
Finite lived intangible assets
Licenses	$17,134	$15,518	$121,527
Total impairment of finite lived intangible assets	17,134	15,518	121,527
Indefinite lived intangible assets
Brand intangibles	22,200	35,785	19,200
Total impairment of indefinite lived intangible assets	22,200	35,785	19,200
Total impairment of intangible assets	$39,334	$51,303	$140,727

The Company evaluates the recoverability of long-lived assets, including definite lived intangible assets, whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

During the year ended December 31, 2024, the Company determined that changes in market expectations of cash flows in its Michigan business related to increased competition and supply, were indicators that an impairment test was appropriate for the reporting unit and respective asset groups.

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

The impairment indicators previously noted for Michigan indicate that the fair value of the indefinite lived intangible assets associated with the Gage brand are more likely than not lower than their carrying value. As such, the Company performed an quantitative impairment analysis and determined the fair value of its brands intangible assets using the relief of royalty method on the following key assumptions:

•
Cash flows: estimated cash flows were projected based on actual operating results from internal sources, as well as industry and market trends. The forecasts were extended through a discrete projection period, after which a terminal value was applied to reflect the remaining economic useful life of the assets;

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

As a result of the quantitative analysis, the Company recognized impairment of the Gage brand of $22,200, $35,785 and $19,200, for the year ended December 31, 2024, 2023, and 2022, respectively.

Impairment of finite lived intangible assets

When testing for the impairment of finite lived intangible assets, management first calculates the undiscounted cash flows relating to each asset group. If the undiscounted cash flows are less than the carrying value, the Company measures the fair value of the asset group. If the fair value is less than the carrying value of the asset group, then impairment is indicated.

The fair value of each asset group was calculated using a discounted cash flow approach based on the following key assumptions:

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

During the year ended December 31, 2024, for the Michigan asset group, the Company compared the carrying value of certain retail licenses to their fair value and determined that the carrying value exceeded the fair value. The Company recorded impairment charges of $17,134, reducing its carrying values to $nil.

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

Based on the impairment indicators noted previously, during the year ended December 31, 2024, the Company recorded no impairment of goodwill.

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

10. Loans payable

	December 31, 2024	December 31, 2023
Ilera term loan retired August 2024
Principal amount	$—	$76,927
Deferred financing cost	—	(3,191)
Net carrying amount	$—	$73,736

Stearns loan retired August 2024
Principal amount	$—	$24,809
Deferred financing cost	—	(791)
Net carrying amount	$—	$24,018

Chicago Atlantic term loan retired September 2024
Principal amount	$—	$24,611
Deferred financing cost	—	—
Net carrying amount	$—	$24,611

Pelorus term loan due October 2027
Principal amount	$45,478	$45,478
Deferred financing cost	(1,168)	(1,490)
Net carrying amount	$44,310	$43,988

Maryland Acquisition loans (1)
Principal amount	$18,029	$19,873
Unamortized discount	(746)	(1,403)
Net carrying amount	$17,283	$18,470

FocusGrowth loan due August 2028
Principal amount	$140,000	$—
Unamortized discount and deferred financing cost	(12,799)	—
Exit fee accretion	390	—
Net carrying amount	$127,591	$—

Other loans	$1,038	$2,698
Short-term debt	—	11,849
Total debt, net	$190,222	$199,370

Loans payable, current	6,761	137,737
Loans payable, non-current	183,461	61,633

Total principal	$204,545	$206,453

(1) For maturity breakout, refer to Maryland Acquisition Loans section below.

Total interest paid on all loan payables was $23,847, $23,037, and $26,840, for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had accrued interest for its loan payables of $2,537 and $3,491 as of December 31, 2024 and December 31, 2023, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

FocusGrowth Term Loan

On August 1, 2024, the Company and TerrAscend USA, Inc. ("TerrAscend USA"), as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent, and certain lenders entered into a loan agreement (the “FG Loan”). The FG Loan provides for a four-year, $140,000 senior-secured term loan with an initial draw on August 1, 2024 of $114,000 (the “Initial Draw”) and a delayed draw on September 30, 2024 of $26,000 (the “Delayed Draw”). Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the outstanding principal balance of the FG Loan (the "Exit Fee") will be due upon either the date of prepayment or the FG Loan Maturity Date.

Proceeds from the FG Loan were used to retire the Ilera Term Loan, the Stearns Loan, the Chicago Atlantic Term Loan and certain other short-term indebtedness (collectively, the “Retired Loans”), in addition to being used for working capital and general corporate purposes. Each outstanding obligation under the Retired Loans was repaid in full and subsequently terminated.

As of December 31, 2024, there was an outstanding principal amount of $140,000 under the FG Loan.

Pelorus Term Loan

On October 11, 2022, subsidiaries of, TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan (the “Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan is based on a variable rate tied to the one month Secured Overnight Financing Rate ("SOFR"), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months and matures on October 11, 2027. The base rate is defined as, on any day, the greatest of: (i) 2.5%, (b) the effective federal funds rate in effect on such day plus 0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA and certain other subsidiaries of the Company and are secured by all of the assets of TerrAscend's New Jersey businesses and certain assets of TerrAscend's Maryland business, including certain real estate in Maryland. The Pelorus Term Loan is not secured by any of the MD dispensaries.

As of December 31, 2024, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Maryland Acquisition Loans

In connection with the Peninsula Acquisition, the acquisition of Blue Ridge, and the acquisition of Herbiculture (collectively, the "Maryland Acquisitions"), the Company entered into a series of promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.5% with maturities ranging from June 28, 2025 to June 30, 2027.

As of December 31, 2024, there was an outstanding principal amount of $18,029 under the Maryland Acquisition promissory notes.

Chicago Atlantic Term Loan

In connection with the Gage Acquisition, the Company assumed a senior secured term loan (the "Chicago Atlantic Term Loan") with an acquisition date fair value of $53,857. The credit agreement bore interest at a rate equal to the greater of (i) the Prime Rate plus 7% or (ii) 10.25%. The Chicago Atlantic Term Loan was payable monthly and had a maturity date of November 30, 2022. The Chicago Atlantic Term Loan was secured by a first lien on all Gage's assets.

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

Ilera Term Loan

On December 18, 2020, WDB PA, a subsidiary of TerrAscend, entered into a senior secured term loan with a syndicate of lenders in the amount of $120,000 ("Ilera Term Loan"). The Ilera Term Loan was solely secured by the Company’s Pennsylvania-based Ilera Healthcare LLC (“Ilera”). The Ilera Term Loan bore interest at 12.875% and was set to mature on December 17, 2024.

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

On August 1, 2024, as described above, the Company entered into the FG Loan, of which, a portion of the proceeds from the Initial Draw was used to retire the Ilera Term Loan and pay the entire outstanding principal amount of $68,927. Due to the early retirement of the Ilera Term Loan, the Company recognized a loss on extinguishment of debt of $1,272 on the Consolidated Statements of Operations and Comprehensive Loss.

Stearns Loan

On June 26, 2023, the Company closed on a $25,000 commercial loan with Stearns Bank, secured by the Company's cultivation facility in Pennsylvania and its AMMD dispensary in Cumberland, Maryland (the "Stearns Loan"). The Stearns Loan bore an interest rate of prime plus 2.25% and was set to mature on December 26, 2024.

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

Other loans

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

Stadium Ventures

In connection with the Gage Acquisition, the Company assumed existing indebtedness in the form of a promissory note in the amount of $4,500, which was set to mature on January 1, 2025. The promissory note bore interest at a rate of 6%. On October 1, 2024, the Company paid the outstanding principal amount of $539 and retired the promissory note.

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

On August 13, 2024, the Company paid off and retired two promissory notes entered into in connection with the Pinnacle Acquisition with a payment of $5,582. The Company recognized a gain on extinguishment of debt of $434 on the Consolidated Statements of Operations and Comprehensive Loss.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

December 31, 2024
2025	$8,106
2026	10,932
2027	44,490
2028 (1)	141,007
2029	7
Thereafter	3
Total principal payments	$204,545

(1) Balance excludes the Exit Fee, as described above within this note.

11. Leases

Amounts recognized in the Consolidated Balance Sheets were as follows:

	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$41,355	$43,440

Operating lease liability classified as current	2,511	1,244
Operating lease liability classified as non-current	42,469	45,384
Total operating lease liabilities	$44,980	$46,628

Finance leases:
Property and equipment, net	$1,370	$2,112

Lease obligations under finance leases classified as current	1,864	2,030
Lease obligations under finance leases classified as non-current	-	407
Total finance lease obligations	$1,864	$2,437

The Company recognized operating lease expense of $7,826 ($369 included in cost of sales), $6,098 ($558 included in cost of sales), and $5,028 ($723 included in cost of sales) for the years ended December 31, 2024, 2023 and 2022, respectively.

Other information related to operating leases consisted of the following:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	12.0	12.5
Finance leases	0.75	1.2

Weighted-average discount rate
Operating leases	11.45%	11.43%
Finance leases	9.44%	9.47%

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Supplemental cash flow information related to leases were as follows:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in measurement of operating lease liabilities	$7,390	$6,264
Right-of-use assets obtained in exchange for operating lease obligations	1,594	16,603
Cash paid for amounts included in measurement of finance lease liabilities	75	153

Undiscounted lease obligations as of December 31, 2024 are as follows:

	Operating	Finance	Total
2025	$7,421	$2,000	$9,421
2026	7,204	—	7,204
2027	7,089	—	7,089
2028	6,888	—	6,888
2029	6,931	—	6,931
Thereafter	50,470	—	50,470
Total lease payments	86,003	2,000	88,003
Less: interest	(41,023)	(136)	(41,159)
Total lease liabilities	$44,980	$1,864	$46,844

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

During the fourth quarter of 2023, the Company issued a promissory note to buy back the remaining property for $1,430. As a result, the Company derecognized the financial obligation in the amount of $983, recognizing $447 of adjustment to accretion expense in accordance with ASC 842, Leases.

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

In accordance with ASC 815, Derivatives and Hedging, the conversion option was bifurcated from the host instrument as the instrument's strike price is denominated in a currency other than the functional currency of the Issuer. It was recorded at fair value, using the Black-Scholes Model (see Note 23). The proceeds are allocated first to the conversion option based on its fair

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

value of $3,600, and the residual was allocated to the host instrument and recorded as convertible debt at a residual value of $6,755.

The following table summarizes the convertible debt activity for the year-ended December 31, 2024:

	December 31, 2024	December 31, 2023
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	2,616	768
Net carrying amount	$9,114	$7,266

The Company had accrued interest for its convertible debt of $1,200 and $380 as of December 31, 2024 and December 31, 2023, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

13. Shareholders’ equity

The Company is authorized to issue an unlimited number of Common Shares, an unlimited number of Proportionate Voting Shares, an unlimited number of Exchangeable Shares, and an unlimited number of Preferred Shares, issuable in series. The Company's board of Directors ("Board") has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each class of the Company’s capital stock.

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

Dividends

Holders of Preferred Shares are not entitled to receive any dividends, except if the Company issues a dividend when necessary to comply with contractual provisions in respect of an adjustment to the conversion ratio in connection with any dividend paid on the Common Shares.

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

Liquidation Preference

In the event of liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, or upon any other return of capital or distribution of the assets of the Company among its shareholders, in each case for the purposes of winding up its affairs, each Preferred Share entitles the holder thereof to receive and to be paid out of the assets of the Company available for distribution, before any distribution or payment may be made to a holder of any Common Shares, Proportionate Voting Shares, Exchangeable Shares or any other shares ranking junior in such liquidation, dissolution, or winding up to the Preferred Shares, an amount per Preferred Share equal to the fair market value of the consideration paid for such Preferred Share upon issuance.

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

After payment to the holders of the Preferred Shares of the full liquidation preference to which they are entitled in respect of outstanding Preferred Shares (which, for greater certainty, have not been converted prior to such payment), such Preferred Shares will have no further right or claim to any of the assets of the Company.

The liquidation preference will be payable to holders of Preferred Shares in cash; provided, however, that to the extent the Company has, having exercised commercially reasonable efforts to make such payment, insufficient cash available to pay the liquidation preference in full in cash, the portion of the liquidation preference with respect to which the Company has insufficient cash may be paid in property or other assets of the Company. The value of any property or assets not consisting of cash that is distributed by the Company in satisfaction of any portion of the liquidation preference will equal the fair market value on the date of distribution. As of December 31, 2024, the Convertible Preferred Series A and B Shares had an aggregate liquidation value of $25,900, or $2,000 per share.

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

Exchange Rights

Each issued and outstanding Exchangeable Share may, at any time following the exchange start date applicable to the holder of such Exchangeable Share, at the option of the holder and subject to any restrictions or limitations, be exchanged for one Common Share.

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

Description of Transactions:

Common Shares (Private Placements)

In June 2023, concurrently with convertible debenture placements (see Note 12), the Company closed three tranches of private placements and issued 6,580,677 units at a price of $1.50 per unit for total proceeds of $9,476, net of share issuance costs of $395 (the "Private Placements"). Each unit is comprised of one Common Share and one-half of one Common Share purchase

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

warrant. Each warrant entitles the holder to acquire one Common Share at a price of $1.95 per Common Share for a period of 24 months following the date of issuance.

Detachable warrants issued in a bundled transaction are accounted for separately. Under ASC 815, Derivatives and Hedging, the detachable warrants meet the definition of derivative because the exercise price is denominated in a currency that is different from the functional currency of the Company. It was recorded at a fair value of $2,216, using the Black-Scholes Model. The proceeds are allocated first to the warrants based on their fair value, and the residual of $7,655 was allocated to the equity (Note 23). As of December 31, 2023, the warrants were revalued at $1,830, and for the year ended December 31, 2023, a gain of $386 was recorded in (Gain) loss on fair value of warrants and purchase option derivative asset on the Company's Consolidated Statements of Operations and Comprehensive Loss.

On January 28, 2021, the Company completed a private placement and issued 18,115,656 Common Shares at a price of $9.64 per Common Share for total proceeds of $173,477, net of share issuance costs of $1,643.

Share Repurchase Authorization

On August 20, 2024, the Board approved a normal course issuer bid ("Share Repurchase Program") to repurchase up to $10,000 of the Company’s common shares (“Shares”). The share repurchase program authorizes the Company to repurchase up to 10,000,000 common shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Shares daily, which represents 25% of the Company’s average daily trading volume on the Toronto Stock Exchange of 261,445 Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. Common Shares may be purchased on the TSX, the OTCQX, or alternative trading systems and are subject to the limitations and rules imposed by U.S. and Canadian securities regulations. The actual number of Common Shares purchased, timing of purchases and share price depend upon market conditions at the time and securities law requirements. Any Common Shares acquired pursuant to the Share Repurchase Program will be returned to treasury and cancelled. Shareholders may obtain a copy of the Form 12 – Notice of Intention to make a Normal Course Issuer Bid filed by the Company with the TSX, without charge, by contacting the Company.

During the year ended December 31, 2024, the Company repurchased 236,900 common shares under the share repurchase program for total consideration of approximately $215, including excise tax. As of December 31, 2024, the Company had a total of 9,763,100 shares remaining that can be authorized for repurchase.

	For the Year Ended December 31,
	2024	2023
	(In thousands, except per share data)
Total shares repurchased	236,900	—
Shares canceled	107,400	—
Weighted average price per share	$0.93	$—
Total cost	$206	$—
Excise tax (1)	$9	$—

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2024.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	30,995,473	8,855,066	$4.20	5.66
Replacement warrants granted on acquisition of Gage	282,023		6.47
Exercised	(7,989,436)		2.50
Expired	(47,730)		3.61
Outstanding, December 31, 2022	23,240,330	728,715	$4.49	9.72
Granted	435,212	435,212	1.81	2.50
Expired	(345,000)	(345,000)	3.14	—
Outstanding, December 31, 2023	23,330,542	818,927	$4.56	8.74
Granted	344,140	344,140	2.17	2.75
Expired	(304,055)	(304,055)	5.64	—
Outstanding, December 31, 2024	23,370,627	859,012	$4.14	7.77

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares.

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2021	—	—	$—	—
Granted	7,129,517	—	$—	—
Outstanding, December 31, 2022	7,129,517	7,129,517	$8.66	0.99
Granted	3,590,334	—	$1.95	1.48
Expired	(7,129,517)	(7,129,517)
Outstanding, December 31, 2023	3,590,334	—	$1.95	1.48
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, December 31, 2024	3,590,334	—	$1.95	0.48

14. Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stock options	$6,993	$4,424	$9,485
Restricted share units	2,713	3,283	$2,677
Total share-based payments	$9,706	$7,707	$12,162

As of December 31, 2024, the total unrecognized compensation cost related to nonvested stock options was $5,254. The weighted average period over which it is expected to be recognized is 2.24 years for options.

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following table summarizes the stock option activity:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2021	12,854,519	4.84	$4.85	$27,557
Granted	7,058,840	—	3.69	—
Replacement options granted on acquisition of Gage	4,940,364	—	2.99	—
Exercised	(778,245)	—	0.62	—
Forfeited	(3,397,021)	—	5.96	—
Expired	(567,211)	—	7.14	—
Outstanding, December 31, 2022	20,111,246	4.86	$3.63	$320
Granted	2,191,627	—	1.69	—
Exercised	(416,852)	—	0.23	—
Forfeited	(3,478,453)	—	4.45	—
Expired	(2,129,188)	—	3.85	—
Outstanding, December 31, 2023	16,278,380	4.74	$3.35	$658
Granted	3,355,000	—	1.90	—
Exercised	(30,625)	—	1.55	—
Forfeited	(913,145)	—	2.22	—
Expired	(2,568,691)	—	3.53	—
Outstanding, December 31, 2024	16,120,919	5.90	$3.13	$32
		.
Exercisable, December 31, 2024	11,169,004	4.72	$3.51	$32

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price at the end of the year and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2024, 2023, and 2022, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Common Shares on the exercise date and the price paid by the options to exercise the option) related to stock options exercised is presented below:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Exercised	$6	$558	$1,355

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The fair value of the various stock options granted were estimated using the Black-Scholes Model with the following weighted average assumptions:

	December 31, 2024	December 31, 2023	December 31, 2022
Volatility	70.54% - 78.31%	77.79% - 80.16%	77.55% - 77.89%
Risk-free interest rate	3.18% - 4.45%	2.85% - 4.26%	1.63% - 3.51%
Expected life (years)	4.01 - 10.01	9.78 - 10.01	9.62 - 10.01
Dividend yield	0.00%	0.00%	0.00%

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

The total estimated fair value of stock options that vested during the years ended December 31, 2024, 2023, and 2022, was $5,943, $5,552, and $8,352, respectively.

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

The following table summarizes the activities for the RSUs:

Number of RSUs
Outstanding, December 31, 2021	192,171
Granted	1,176,397
Vested	(669,478)
Forfeited	(283,450)
Outstanding, December 31, 2022	415,640
Granted	2,387,275
Vested	(1,596,814)
Forfeited	(127,517)
Outstanding, December 31, 2023	1,078,584
Granted	2,449,011
Vested	(1,581,997)
Forfeited	(345,293)
Outstanding, December 31, 2024	1,600,305

RSUs granted during the year ended December 31, 2024, vest over a three month to four year term. Of the RSUs granted in 2023, 602,183 vested on the grant date, with the remainder vesting over a six month to four year term. Of the RSUs granted in 2022, 106,840 vested on the grant date, with the remainder vesting over a six month to four year term.

As of December 31, 2024, there was $3,420 of total unrecognized compensation cost related to unvested RSUs.

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

The following table summarizes the non-controlling interest activity for the years ended:

	December 31, 2024	December 31, 2023
Opening carrying amount	$(1,756)	$2,374
Capital distributions	(7,324)	(11,622)
Acquisition of non-controlling interest	1,374	(1,323)
Net income attributable to non-controlling interest	7,562	8,815
Ending carrying amount	$(144)	$(1,756)

16. Related parties

The amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2024, certain funds controlled by Jason Wild, a related party of the Company, invested $5,500 of the total loan principal balance of the FG Loan (see Note 10), as a member of the loan syndicate.
(b)
Private Placements: The Private Placements constitute a related party transaction because related persons, which consisted of key management and directors of the Company participated in the transaction. The Company’s Executive Chairman, participated, directly and indirectly, in the Private Placement and acquired 800,002 units for gross proceeds of $1,200. In total, the related persons acquired, in the aggregate, 2,000 debentures and 825,734 units in connection with the Private Placements for aggregate gross proceeds of $3,239.

17. Income taxes

The domestic and foreign components of loss from continuing operations before provision for income taxes are as follows:

	For the Years Ended

	December 31, 2024	December 31, 2023	December 31, 2022
Domestic	(38,237)	(45,490)	(337,019)
Foreign	(13,995)	(13,343)	26,834
Loss before income taxes	$(52,232)	$(58,833)	$(310,185)

The Company has computed its provision for income taxes based on the actual effective tax rate for the year as the Company believes this is the best estimate for the annual effective tax rate. The Company is subject to income taxes in the United States and Canada.

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

The provision for income taxes consists of:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Current:
Federal	27,372	30,727	21,692
State	1,812	11,279	2,718
Foreign	—	62	106
Total Current	$29,184	$42,068	$24,516

Deferred:
Federal	(7,284)	(13,363)	(29,297)
State	(1,462)	(5,271)	(6,002)
Foreign	—	19	—
Total Deferred	$(8,746)	$(18,615)	$(35,299)

Total Income Tax Provision	$20,438	$23,453	$(10,783)

The following table reconciles the expected statutory federal income tax to the actual income tax provision:

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent	Amount	Percent
Loss income before taxes	$(52,232)		$(58,833)		$(310,185)
Expected income benefit at statutory tax rate	(10,969)	21.0%	(12,355)	21.0%	(65,139)	21.0%
U.S. state income taxes	(5,927)	11.4%	(2,218)	3.8%	(7,067)	-4.4%
IRC 280E adjustment	32,192	-61.6%	31,960	-54.3%	28,607	-8.4%
Share based compensation	2,038	-3.9%	1,619	-2.8%	2,554	-1.7%
Return to provision true-up	(2,021)	3.9%	5,342	-9.1%	(7,359)	0.0%
Impairment of goodwill and intangible assets	—	0.0%	985	-1.7%	35,775	0.0%
Changes in unrecognized tax benefits	1,030	-2.0%	3,041	-5.2%	10,662	2.4%
Extinguishment of debt	105	-0.2%	173	-0.3%	(8,239)	0.0%
Canada income taxes at different statutory rates	(458)	0.9%	(413)	0.7%	(2,511)	0.4%
Changes in valuation allowance	(1,111)	2.1%	155	-0.3%	19,146	5.4%
Revaluation of equity/warrants	(955)	1.8%	(68)	0.1%	(12,290)	-19.9%
Revaluation of contingent consideration	518	-1.0%	(136)	0.2%	(223)	-3.4%
Investment in partnerships	3,740	-7.2%	2,938	-5.0%	—	-3.4%
Other	2,256	-4.3%	(7,570)	12.9%	(4,699)	0.6%
Actual income tax provision	$20,438	-39.1%	$23,453	-39.8%	$(10,783)	-9.2%

As the operations of the Company are predominantly U.S. based, the Company has prepared the tax rate table using the U.S. Federal tax rate of 21%.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following table presents a reconciliation of unrecognized tax benefits:

	December 31, 2024	December 31, 2023
Balance at beginning of year	$84,485	$18,883
Increase based on tax positions related to current periods	37,278	37,337
Increase based on tax positions related to prior periods	40,986	30,250
Settlements with tax authorities	(13,770)	(1,985)
Balance at end of year	$148,979	$84,485

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, recorded in the consolidated balance sheets for the years presented:

	December 31, 2024	December 31, 2023
Balance, beginning of year	$79,627	$13,223
Increases based on tax positions related to prior years	4,536	4,613
Additions based on tax positions related to the current year	26,825	59,248
Additions based on refunds received related to prior years	10	—
Reclass of tax payments on deposit and other	(4,007)	2,543
Ending carrying amount (1)	$106,991	$79,627

(1) Related to uncertain tax liabilities, the Company accrued $8,006 in interest and $4,803 in penalties as of December 31, 2024, and $1,531 in interest and $1,567 in penalties as of December 31, 2023.

The increase in uncertain tax positions is primarily due to legal interpretations that challenge the application of Section 280E of the Code to the Company (“280E Tax Position”). The Company believes that it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months due to its 280E Tax Position.

The principal component of deferred taxes are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating losses	$49,222	$50,440
Reserves	63	286
Share issuance costs	1,039	1,039
Intangible assets	4,667	5,267
Investment in partnerships	9,182	10,867
Lease liability	8,510	4,974
Other	2,171	2,116
Total deferred tax assets	74,854	74,989
Valuation allowance	(61,497)	(62,608)
Net deferred tax assets	$13,357	$12,381

Deferred tax liabilities
Intangible assets	$(14,013)	$(24,949)
Property and equipment	—	(52)
Right of use asset	(7,772)	(4,555)
Total deferred tax liabilities	$(21,785)	$(29,556)

Net deferred tax liabilities	$(8,428)	$(17,175)

The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, the Company continues to maintain a valuation allowance on certain deferred tax assets for the year ended December 31, 2024.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

As of December 31, 2024, the Company had $163,630 of Canadian net operating loss carryovers that expire at different times, the earliest of which is 2035 for $547. As of December 31, 2024, the Company had $24,859 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2024, the Company had various state net operating loss carryovers that expire at different times. The statute of limitations with respect to our federal returns remains open for tax years 2021 and forward. Over the next twelve months, the Company believes it is reasonably possible that various statutes of limitation will expire which would have the effect of reducing the balance of unrecognized tax benefits by $31,919.

As the Company operates in the cannabis industry, the IRS takes the position that the Company is subject to the limitations of Section 280E of the Code, under which the Company is only allowed to deduct expenses directly related to sales of product. Application of Section 280E results in permanent differences between ordinary and necessary business expenses deemed non-deductible under Section 280E of the Code. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

Related to its 280E Tax Position, the Company has filed amended federal and state returns for tax years 2020 through 2022. During the year ended December 31, 2024, the Company received refunds related primarily to the amended federal tax return for tax year 2020 in the amount of $8,699, including interest. During the year ended December 31, 2024, certain of the Company’s amended federal income tax returns were selected for routine examinations by the Internal Revenue Service. The Company does not currently anticipate completion of the audits within the next twelve months. During the year ended December 31, 2024, the Company released a portion of its uncertain tax benefits in the amount of $16,568.

18. General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Office and general	$14,774	$15,673	$15,669
Professional fees	12,451	13,119	12,942
Lease expense	7,918	6,441	5,302
Facility and maintenance	4,953	5,180	4,050
Salaries and wages	60,348	57,336	44,814
Share-based compensation	9,706	7,707	12,162
Sales and marketing	6,135	9,658	10,318
Bad debt (recovery) expense	(3,818)	75	10,331
Insurance recovery for property and equipment	(871)	—	—
Total	$111,596	$115,189	$115,588

19. Revenue, net

The Company’s disaggregated revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Retail	$208,170	$239,957	184,019
Wholesale	98,507	77,371	$63,810
Total	$306,677	$317,328	$247,829

For the years ended December 31, 2024, 2023, and 2022, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

As a result of the vape recall in Pennsylvania, the Company recorded sales returns of $1,040 during the year ended December 31, 2022.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

20. Finance and other expense

Finance and other expenses were as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest and accretion	$35,402	$35,106	$39,059
Employee retention credits and transfer fee	—	2,236	(9,440)
Indemnification asset release	—	—	3,973
Debt modification fees	—	—	2,507
Other income	(1,032)	(301)	(206)
Total	$34,370	$37,041	$35,893

The indemnification asset release is the reduction of the indemnification asset related to the expiration of the escrow agreement related to the acquisition of The Apothecarium. The debt modification fees relate to amounts paid to modify the Gage Amended Term Loan which did not meet the criteria to capitalize under ASC 470, Debt.

21. Segment information

Operating Segment

The Company has determined that it operates as one reportable segment focused on the production and sale of cannabis products. While the Company manages its operations through state-level operating segments, these segments have been aggregated into one reportable segment due to similar long-term economic characteristics and other required criteria of similarity outlined in ASC 280, Segment Reporting, and in accordance with ASU 2023-07. The Chief Operating Decision Maker (“CODM”) was determined to be the Chief Executive Officer of the Company. The CODM regularly evaluates the performance of the single reportable segment using gross profit margin as its closest measure to GAAP. Gross margin is a measure that is calculated as total revenue minus cost of goods sold, divided by total revenue. The CODM monitors this metric to assess the efficiency of the Company’s production and distribution processes, as well as the effectiveness of pricing strategies.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue, net	$306,677	$317,328	$247,829

Cost of sales	156,717	157,630	146,325

Gross profit	149,960	159,698	101,504
Gross profit margin	48.9%	50.3%	41.0%

Assets

The measure of reportable segment assets is consistent with the presentation of total consolidated assets as reported on the balance sheet

Revenue

For the year ended, December 31, 2024, the Company did not have any single customer that accounted for 10% or more of the Company's revenue.

Geography

The Company has subsidiaries located in Canada and the United States. For each of the twelve months ended December 31, 2024 and 2023, net revenue was primarily generated from sales in the United States. As a result of the Reorganization (see

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Note 3), the Company consolidated its retail location in Canada and generated $1,042 and $925 for the year ended December 31, 2024 and 2023, respectively.

The Company had non-current assets by geography of:

	December 31, 2024	December 31, 2023
United States	$502,260	$562,854
Canada	537	775
Total	$502,797	$563,629

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

Since inception, the Company has primarily financed its liquidity needs through the issuance of share capital and debt. The equity issuances are outlined in Note 13, debt financings are outlined in Note 10, and convertible debt is outlined in Note 12.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company was in compliance with its debt covenants as of December 31, 2024. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants. Other than these items related to loans payable, the Company is not subject to externally imposed capital requirements.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

	At December 31, 2024			At December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$26,381	—	—	$22,241	—	—
Restricted cash	606	—	—	3,106	—	—
Total Assets	$26,987	—	—	$25,347	—	$—
Liabilities
Contingent consideration payable	—	3,293	—	—	2,012	4,434
Detachable warrants	—	451	—	—	3,332	—
Bifurcated conversion options	—	92	—	—	1,830	—
Total Liabilities	$—	$3,836	$—	$—	$7,174	$4,434

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

There were no transfers between the levels of fair value hierarchy during the years ended December 31, 2024 or December 31, 2023.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 1, Level 2 and Level 3 of the fair value hierarchy are presented below.

Level 1

Cash, cash equivalents, and restricted cash represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

The Company's derivative liability consists of a detachable warrant liability issued through the private placement (see Note 13) and a conversion option related to the convertible debenture offering (see Note 12).

The following table summarizes the changes in the derivative liability:

Balance at December 31, 2022	$711
Conversion option issued in 2023 private placement	3,600
Detachable warrants issued in 2023 private placement	2,216
Fair value gain on revaluation of warrants and conversion option	(1,372)
Effects of movements in foreign exchange	7
Balance at December 31, 2023	$5,162
Fair value gain on revaluation of warrants and conversion option	(4,549)
Effects of movements in foreign exchange	(70)
Balance at December 31, 2024	$543

The warrant liability is remeasured each year using the Black-Scholes Model. The Company recognized a gain on fair value of warrants of $4,549, $1,372, and $59,341 for the year ended December 31, 2024, 2023, and 2022, respectively.

Detachable Warrants

The detachable warrants issued as a part of the June 2023 private placement (see Note 13) have been measured at fair value as of December 31, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	December 31, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$0.65	$1.63
Option exercise price	$1.95	$1.95
Annual volatility	107.5%	74.7%
Annual risk-free rate	4.24%	4.23%
Expected term (in years)	0.48	1.48

Bifurcated conversion options

The conversion option issued as a part of the June and August 2023 private placement (see Note 12) has been measured at fair value as of December 31, 2024. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	December 31, 2024	December 31, 2023
Common Stock Price of TerrAscend Corp.	$0.65	$1.63
Option exercise price	$2.01	$2.01
Annual volatility	86.9%	70.1%
Annual risk-free rate	4.25%	4.23%
Expected term (in years)	1.48 - 1.59	2.48 - 2.59

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

	December 31, 2024	January 19, 2024
Common Stock Price of TerrAscend Corp.	$0.65	$1.95
Option exercise price	$1.33	$1.76
Annual volatility	106.6%	68.7%
Annual risk-free rate	4.24%	5.21%
Expected term (in years)	1.05	2.00

On December 28, 2024 the company settled it’s contingent consideration associated with the Peninsula acquisition in the amount of $386. This amount was paid subsequent to the year end.

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

Subsequent recoveries of amounts previously written off are credited against operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company had no customers whose balance is greater than 10% of total trade receivables as of December 31, 2024.

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

However, as of the year ended December 31, 2024, a 10% change in the value of the U.S. dollar compared to the Canadian dollar would not result in a material impact on unrealized foreign exchange for the Company.

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

The Company does not have significant cash equivalents for the year ended December 31, 2024. The Pelorus Term Loan has a variable interest rate that is tied to the U.S. "prime rate" and SOFR. At December 31, 2024, a 10% change to each of the interest rates would not result in a material impact. The remainder of the Company’s loans payable have fixed interest rates from 7.00% to 12.75% per annum. All other financial liabilities are non-interest-bearing instruments.

24. Commitments and contingencies

Commitments

On November 6, 2024, the Company entered into a definitive agreement to acquire Ratio Cannabis LLC ("Ratio Cannabis"), a dispensary in Ohio. Under the terms of the agreement, the Company will acquire all of the assets of Ratio Cannabis for total consideration to the sellers of $10,300 will be comprised of $5,000 million in cash, $1,320 in Company common shares and a seller’s note for $3,980 million bearing 6% interest with a two-year maturity. The transaction is subject to customary closing conditions and regulatory approvals.

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. At December 31, 2024, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements, except for the proceedings described below.

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

25. Subsequent events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the Consolidated Financial Statements.