Form 10-Q
period 2025-03-31
TerrAscend Corp.
filed 2025-05-08
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Registrant’s telephone number, including area code: (844) 628-3100

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

As of May 7, 2025, the registrant had 293,004,431 common shares, no par value, outstanding.

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
•
the Company's ability to source investment opportunities and complete future acquisitions, including in respect of entities in the United States, the ability to finance such acquisitions or operations in the United States, and the expected impact thereof, including potential issuances of common shares in the capital of the Company;
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
•
expectations regarding the Company's liquidity;
•
expectations regarding the Company's Share Repurchase Program (as defined below); and
•
other risks and uncertainties, including those referenced the section titled "Risk Factors" in this Quarterly Report.

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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States relating to cannabis operations in the United States; and those discussed under Item 1A – “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$29,248	$26,381
Restricted cash	110	606
Accounts receivable, net	18,766	20,880
Investments	985	1,727
Inventory	46,946	48,799
Prepaid expenses and other current assets	5,140	6,040
Total current assets	101,195	104,433
Non-current assets
Property and equipment, net	183,509	184,019
Deposits	168	168
Operating lease right of use assets	40,146	41,355
Intangible assets, net	168,064	169,604
Goodwill	106,929	106,929
Other non-current assets	723	722
Total non-current assets	499,539	502,797
Total assets	$600,734	$607,230

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$44,208	$46,725
Deferred revenue	5,329	5,129
Loans payable, current	7,126	6,761
Contingent consideration payable, current	3,288	3,121
Operating lease liability, current	2,476	2,511
Derivative liability, current	93	92
Lease obligations under finance leases, current	1,908	1,864
Corporate income tax payable	11,543	11,531
Other current liabilities	1,318	795
Total current liabilities	77,289	78,529
Non-current liabilities
Loans payable, non-current	183,254	183,461
Operating lease liability, non-current	41,411	42,469
Derivative liability, non-current	353	451
Convertible debt	9,646	9,114
Deferred income tax liability	8,885	8,428
Contingent consideration payable, non-current	—	172
Liability on uncertain tax position	114,704	106,991
Other long term liabilities	86	799
Total non-current liabilities	358,339	351,885
Total liabilities	435,628	430,414
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 12,350 and 12,350 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common shares, no par value, unlimited shares authorized; 292,649,481 and 293,232,131 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock, no par value; nil and 129,500 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	953,746	952,463
Accumulated other comprehensive income	3,025	3,011
Accumulated deficit	(792,085)	(778,514)
Non-controlling interest	420	(144)
Total shareholders' equity	165,106	176,816
Total liabilities and shareholders' equity	$600,734	$607,230

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenue, net	$70,997	$80,633

Cost of sales	34,194	41,902

Gross profit	36,803	38,731

Operating expenses:
General and administrative	26,380	28,008
Amortization and depreciation	1,764	2,215
Impairment of property and equipment and right of use assets	—	2,438
Total operating expenses	28,144	32,661

Income from operations	8,659	6,070

Other expense (income)
Finance and other expenses	8,413	8,589
Unrealized and realized loss on investments	742	—
Loss from revaluation of contingent consideration	381	1,393
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	(97)	983
Unrealized and realized foreign exchange loss	42	285
Loss from operations before provision for income taxes	(822)	(5,180)
Provision for income taxes	11,447	9,671
Net loss	$(12,269)	$(14,851)

Foreign currency translation adjustment	(14)	(398)
Comprehensive loss	$(12,255)	$(14,453)

Net (loss) income attributable to:
Common and proportionate Shareholders of the Company	$(13,571)	$(17,055)
Non-controlling interests	$1,302	$2,204

Comprehensive (loss) income attributable to:
Common and proportionate Shareholders of the Company	$(13,557)	$(16,657)
Non-controlling interests	$1,302	$2,204

Net loss per share - basic & diluted	$(0.05)	$(0.06)
Weighted average number of outstanding common shares - basic & diluted	293,122,312	290,618,567

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	364,769,739	$944,859	$1,799	(704,162)	(1,756)	$240,740
Shares issued - stock options, warrant and RSU exercises	69,229	—	—	—	69,229	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,485	—	—	—	1,485
Options and warrants expired/forfeited	—	—	—	—	—	(3,819)	—	3,819	—	—
Capital distributions	—	—	—	—	—	—	—	—	(337)	(337)
Acquisition of non-controlling interest	2,888,088	—	—	—	2,888,088	3,300	—	—	1,374	4,674
Net (loss) income for the period	—	—	—	—	—	—	—	(17,055)	2,204	(14,851)
Foreign currency translation adjustment	—	—	—	—	—	—	398	—	—	398
Balance at March 31, 2024	291,284,814	63,492,038	12,350	600	367,727,056	$945,825	$2,197	$(717,398)	$1,485	$232,109

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816
Shares issued - stock options, warrant and RSU exercises	54,350	—	—	—	54,350	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,514	—	—	—	1,514
Capital distributions	—	—	—	—	—	—	—	—	—	(738)	(738)
Repurchase of common stock, including excise tax	(637,000)	—	—	—	(637,000)	129,500	(231)	—	—	—	(231)
Net (loss) income for the period	—	—	—	—	—	—	—	—	(13,571)	1,302	(12,269)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	—	14
Balance at March 31, 2025	292,649,481	63,492,038	12,350	600	369,091,723	—	$953,746	$3,025	$(792,085)	$420	$165,106

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating activities
Net loss	$(12,269)	$(14,851)
Adjustments to reconcile net loss to net cash provided by operating activities
Accretion expense	1,906	5,875
Depreciation of property and equipment and amortization of intangible assets	4,710	5,000
Amortization of operating right-of-use assets	772	716
Share-based compensation	1,514	1,485
Deferred income tax expense	457	(256)
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	(97)	983
Unrealized and realized loss on investments	742	—
Loss from revaluation of contingent consideration	381	1,393
Impairment of property and equipment and right of use assets	—	2,438
Derecognition of ROU asset	(5)	—
Provision for expected credit losses	479	67
Unrealized and realized foreign exchange loss	42	285
Changes in operating assets and liabilities
Receivables	1,637	1,954
Inventory	1,853	2,476
Accounts payable and accrued liabilities	(2,264)	(3,511)
Income taxes paid and tax related liabilities	7,725	8,871
Prepaid expense and other current assets	839	1,189
Other assets and liabilities	(418)	(863)
Net cash provided by operating activities	8,004	13,251

Investing activities
Investment in property and equipment	(2,458)	(2,796)
Interest received on investment in note receivable	61	—
Investment in intangible assets	(659)	(127)
Payment for land contracts	(228)	(250)
Cash portion of consideration paid in acquisitions, net of cash of acquired	—	(250)
Net cash used in investing activities	(3,284)	(3,423)

Financing activities
Proceeds from loan payable, net of transaction costs	—	3,137
Loan principal paid	(980)	(12,215)
Capital distributions paid to non-controlling interests	(738)	(337)
Payment for contingent consideration	(386)	—
Payments made for financing obligations and finance lease	—	(184)
Repurchases of common shares	(231)	—
Net cash used in financing activities	(2,335)	(9,599)

Net increase in cash and cash equivalents and restricted cash during the year	2,385	229
Net effects of foreign exchange	(14)	198
Cash and cash equivalents and restricted cash, beginning of the year	26,987	25,347
Cash and cash equivalents and restricted cash, end of the year	$29,358	$25,774

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental disclosure with respect to cash flows
Cash paid for income tax, net	$3,282	$1,013
Interest paid	6,420	6,264
Lease termination fee paid	—	163
Non-cash transactions
Equity and warrant liability issued for acquisitions and non-controlling interest	$—	$4,674
Change in accrued capital expenditures	191	1,253

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

1. Nature of operations

TerrAscend Corp. (the "Issuer") was incorporated under the Business Corporations Act (Ontario) on March 7, 2017. The Issuer, through its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, "the Company”), is a leading North American cannabis company. TerrAscend has vertically integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. In the United States, TerrAscend’s cultivation and manufacturing provide product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

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

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the year ended December 31, 2025, or any other interim or future periods.

The accompanying Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2024 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the "SEC") on March 6, 2025 (the "Annual Report"). There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting policies of the Company’s audited consolidated financial statements for the year ended December 31, 2024 in the Company's Annual Report.

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

In connection with the Reorganization, TerrAscend issued and sold, on a private placement basis, Class A shares in the capital of TerrAscend ("Class A Shares") for aggregate gross proceeds of $1,000 to an investor ("Investment"). See Note 9 for accounting treatment of the Class A Shares. Following the closing of the Investment, the Class B shares ("Class B Shares") in the capital of TerrAscend held by the Company, representing all of the issued and outstanding Class B shares, were automatically exchanged for non-voting, non-participating exchangeable shares in the capital of TerrAscend ("Non-Voting Shares"), representing approximately 99.8% of the issued and outstanding shares of TerrAscend on an as-converted basis. As a result of the limited rights associated with Non-Voting Shares that the Company holds following the closing of the Investment, the Company and TerrAscend entered into a protection agreement dated April 18, 2023 ("Protection Agreement"). The Protection Agreement provides for certain negative covenants in order to preserve the value of the Non-Voting Shares until such time as the Non-Voting Shares are converted into Class A Shares.

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	March 31, 2025	December 31, 2024
Trade receivables	$18,072	$20,243
Sales tax receivable	808	970
Other receivables	1,716	1,024
Provision for current expected credit losses	(1,830)	(1,357)
Total receivables, net	$18,766	$20,880

	March 31, 2025	December 31, 2024
Trade receivables	$18,072	$20,243
Less: provision for current expected credit losses	(1,830)	(1,357)
Total trade receivables, net	$16,242	$18,886

Of which
Current	10,849	12,114
31-90 days	3,291	4,040
Over 90 days	3,932	4,089
Less: current expected credit losses	(1,830)	(1,357)
Total trade receivables, net	$16,242	$18,886

5.
Acquisitions

Contingent consideration

The balances of the Company's contingent considerations are as follows:

	State Flower	Apothecarium	Peninsula	Total
Carrying amount, December 31, 2024	$787	$2,120	$386	$3,293
Settlement of contingent consideration	—	—	(386)	(386)
Loss on revaluation of contingent consideration	103	278	—	381
Carrying amount, March 31, 2025	$890	$2,398	$—	$3,288
Less: current portion	(890)	(2,398)	—	(3,288)
Non-current contingent consideration	$—	$—	$—	$—

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	March 31, 2025	December 31, 2024
Raw materials	$959	$826
Finished goods	19,080	19,710
Work in process	23,759	25,489
Accessories, supplies and consumables	3,148	2,774
Total inventory	$46,946	$48,799

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

7.
Property and equipment

Property and equipment consisted of:

	March 31, 2025	December 31, 2024
Land	$6,537	$6,469
Assets in process	20,689	18,622
Buildings & improvements	157,267	155,750
Machinery & equipment	33,950	37,293
Office furniture & equipment	12,068	9,262
Assets under finance leases	1,489	1,489
Total cost	232,000	228,885
Less: accumulated depreciation	(48,491)	(44,866)
Property and equipment, net	$183,509	$184,019

During the three months ended March 31, 2025, the Company revised the classification of certain assets within property and equipment to better reflect the underlying nature and use of the assets. Prior period amounts were not adjusted as the reclassifications had no material impact on the Company's Consolidated Financial Statements.

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

Depreciation expense was $3,150 for the three months ended March 31, 2025 ($2,286 included in cost of sales) and $3,037 for the three months ended March 31, 2024 ($2,061 included in cost of sales).

8.
Intangible assets and goodwill

Intangible assets consisted of the following:

At March 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,708	$(1,076)	$1,632
Licenses	167,459	(25,799)	141,660
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	170,447	(27,155)	143,292
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$195,219	$(27,155)	$168,064

At December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Software	$2,708	$(964)	$1,744
Licenses	167,459	(24,371)	143,088
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	170,447	(25,615)	144,832
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$195,219	$(25,615)	$169,604

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Amortization expense was $1,540 for the three months ended March 31, 2025, ($660 included in cost of sales) and $1,941 for the three months ended March 31, 2024 ($724 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

2025	$4,617
2026	6,145
2027	6,067
2028	6,017
2029	5,903
Thereafter	114,543
Total	$143,292

As of March 31, 2025, the weighted average amortization period remaining on intangible assets was 25.5 years.

The Company's goodwill is allocated to one reportable segment. The following table summarizes the activity in the Company’s goodwill balance:

Balance at December 31, 2024	$106,929
Additions at acquisition date	—
Impairment of goodwill	—
Balance at March 31, 2025	$106,929

9.
Loans payable

The Company's loans payable consisted of the following:

	March 31, 2025	December 31, 2024
Pelorus term loan due October 2027
Principal amount	$45,478	$45,478
Deferred financing cost	(1,083)	(1,168)
Net carrying amount	$44,395	$44,310

Maryland Acquisition loans (1)
Principal amount	$17,051	$18,029
Unamortized discount	(608)	(746)
Net carrying amount	$16,443	$17,283

FocusGrowth loan due August 2028
Principal amount	$140,000	$140,000
Unamortized discount and deferred financing cost	(12,146)	(12,799)
Exit fee accretion	653	390
Net carrying amount	$128,507	$127,591

Other loans	$1,035	$1,038
Short-term debt	—	—
Total debt, net	$190,380	$190,222

Loans payable, current	7,126	6,761
Loans payable, non-current	183,254	183,461

Total principal	$203,564	$204,545

(1) For maturity breakout, refer to Maryland Acquisition Loans section below.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Total interest paid on all loan payables was $6,420 for the three months ended March 31, 2025 and $6,264 for the three months ended March 31, 2024. The Company had accrued interest on loans payable of $2,543 and $2,537 as of March 31, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Company's unaudited interim condensed consolidated balance sheets (the “Consolidated Balance Sheets”).

FocusGrowth Term Loan

On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement (the “FG Loan”) for a four-year, $140,000 senior-secured term loan. Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment or loan’s maturity date.

As of March 31, 2025, there was an outstanding principal amount of $140,000 under the FG Loan.

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

As of March 31, 2025, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Maryland Acquisition Loans

In connection with the acquisition of Derby 1, LLC ("Peninsula"), Hempaid, LLC ("Blue Ridge"), and Herbiculture Inc. ("Herbiculture"), (collectively, the "Maryland Acquisitions"), the Company entered into promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.75% with maturities ranging from June 28, 2025 to June 30, 2027.

As of March 31, 2025, there was an outstanding principal amount of $17,051 under the Maryland Acquisition Loans.

Other Loans

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

March 31, 2025
2025	$6,968
2026	11,089
2027	44,490
2028 (1)	141,007
2029	7
Thereafter	3
Total principal payments	$203,564

(1) Balance excludes the Exit Fee, as described above within this note.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company was in compliance with its debt covenants as of March 31, 2025. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants.

10.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices and retail. The operating lease periods generally range from 1 to 25 years. The Company had one finance lease at March 31, 2025 and December 31, 2024.

Amounts recognized in the Consolidated Balance Sheets were as follows:

	March 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$40,146	$41,355

Operating lease liability classified as current	2,476	2,511
Operating lease liability classified as non-current	41,411	42,469
Total operating lease liabilities	$43,887	$44,980

Finance leases:
Property and equipment, net	$1,370	$1,370

Lease obligations under finance leases classified as current	1,908	1,864
Lease obligations under finance leases classified as non-current	—	—
Total finance lease obligations	$1,908	$1,864

The Company recognized operating lease expense of $1,874 for the three months ended March 31, 2025, and $2,034 for the three months ended March 31, 2024.

Other information related to operating leases at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	12.0	12.0
Finance leases	0.50	0.75

Weighted-average discount rate
Operating leases	11.45%	11.45%
Finance leases	9.44%	9.44%

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Supplemental cash flow information related to leases are as follows:

	March 31, 2025	December 31, 2024
Cash paid for amounts included in measurement of operating lease liabilities	$1,820	$7,390
Right-of-use assets obtained in exchange for operating lease obligations	1,042	1,594
Cash paid for amounts included in measurement of finance lease liabilities	—	75

Undiscounted lease obligations are as follows:

	Operating	Finance	Total
2025	$5,495	$2,000	$7,495
2026	7,082	—	7,082
2027	6,961	—	6,961
2028	6,744	—	6,744
2029	6,780	—	6,780
Thereafter	50,457	—	50,457
Total lease payments	83,519	2,000	85,519
Less: interest	(39,632)	(92)	(39,724)
Total lease liabilities	$43,887	$1,908	$45,795

11.
Convertible Debt

The Company's convertible debt consisted of the following:

	March 31, 2025	December 31, 2024
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	3,148	2,616
Net carrying amount	$9,646	$9,114

The Company had accrued interest on convertible debt of $1,414 and $1,200 as of March 31, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

12.
Shareholders' equity

Share Repurchase Authorization

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of Common Shares. The share repurchase program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 261,445 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

During the first quarter of 2025, the Company repurchased 507,500 Common Shares under the share repurchase program for total consideration of approximately $231. As of March 31, 2025, the Company had a total of 9,255,600 Common Shares remaining that can be authorized for repurchase.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands, except per share data)
Total Common Shares repurchased	507,500	—
Common Shares canceled	637,000	—
Weighted average price per share	$0.45	$—
Total cost	$221	$—
Excise tax (1)	$10	$—

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Consolidated Balance Sheets as of March 31, 2025.

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2024	23,370,627	859,012	$4.14	7.77
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2025	23,370,627	859,012	$4.14	7.52

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2024	3,590,334	—	$1.95	0.48
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2025	3,590,334	—	$1.95	0.23

13.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Stock options	$840	$904
Restricted share units	674	581
Total share-based payments	$1,514	$1,485

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2024	16,120,919	5.90	$3.13	$32
Granted	67,500	—	0.79	—
Exercised	—	—	—	—
Forfeited	(158,196)	—	2.16	—
Expired	(640,103)	—	4.46	—
Outstanding, March 31, 2025	15,390,120	5.83	$3.08	$6

Exercisable, March 31, 2025	11,163,455	4.82	$3.56	$6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on March 31, 2025 and December 31, 2024, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on March 31, 2025 and December 31, 2024, respectively.

The fair value of the various stock options granted were estimated using the Black-Scholes Option Pricing Model (the "Black-Scholes Model") with the following assumptions:

	March 31, 2025	March 31, 2024
Volatility	72.55% - 75.19%	77.70% - 77.79%
Risk-free interest rate	4.02% - 4.4%	3.18% - 3.50%
Expected life (years)	5.07 - 6.25	10.01
Dividend yield	0.00%	0.00%

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

The total estimated fair value of stock options that vested during the three months ended March 31, 2025 and 2024 was $2,730 and $3,395, respectively. As of March 31, 2025, total unrecognized compensation cost related to unvested options was $4,163, which is expected to be recognized over a weighted-average period of 2.16 years.

Restricted Share Units

The following table summarizes the activities for the RSUs for the three months ended March 31, 2025:

Number of RSUs
Outstanding, December 31, 2024	1,600,305
Granted	—
Vested	(62,593)
Forfeited	—
Outstanding, March 31, 2025	1,537,712

As of March 31, 2025, total unrecognized compensation cost related to unvested RSUs was $2,134, which is expected to be recognized over a weighted-average period of 2.6 years.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

14.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend's New Jersey operations.

The following table summarizes the non-controlling interest activity for the three months ended March 31, 2025:

	March 31, 2025	December 31, 2024
Opening carrying amount	$(144)	$(1,756)
Capital distributions	(738)	(7,324)
Acquisition of non-controlling interest	—	1,374
Net income attributable to non-controlling interest	1,302	7,562
Ending carrying amount	$420	$(144)

15.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At March 31, 2025, amounts due to/from related parties consisted of:

(a)
Loans payable: As of March 31, 2025, certain funds controlled by Jason Wild, a related party of the Company, held $5,500 of the total loan principal balance of the FG Loan (see Note 9), as a member of the loan syndicate.
16.
Income taxes

The Company's effective tax rate was (1,392.6)% for the three months ended March 31, 2025 and (186.7)% for the three months ended March 31, 2024.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

	March 31, 2025	December 31, 2024
Balance at beginning of year	$148,979	$84,485
Increase based on tax positions related to current periods	8,475	37,278
Increase based on tax positions related to prior periods	—	40,986
Settlements with tax authorities	—	(13,770)
Balance at end of year	$157,454	$148,979

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

	March 31, 2025	December 31, 2024
Balance, beginning of year	$106,991	$79,627
Increases based on tax positions related to prior years	2,161	4,536
Additions based on tax positions related to current year	6,169	26,825
Additions based on refunds received related to prior years	16	10
Release of tax payments on deposit and other	(633)	(4,007)
Ending carrying amount (1)	$114,704	$106,991

(1) Related to uncertain tax liabilities, the Company accrued $9,322 in interest and $6,123 in penalties as of March 31, 2025.

The increase in uncertain tax positions is primarily due to legal interpretations that challenge the application of Section 280E of the Code to the Company (“280E Tax Position”). The Company believes it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months due to its 280E Tax Position.

During 2024, certain of the Company’s amended federal income tax returns were selected for routine examinations by the Internal Revenue Service. As of March 31, 2025, there have been no material developments related to these examinations. The Company does not currently anticipate completion of the audits within the next twelve months.

17.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Salaries and wages	$14,508	14,896
Office and general	3,354	3,889
Professional fees	2,306	3,061
Lease expense	1,875	1,820
Share-based compensation	1,514	1,485
Facility and maintenance	1,237	1,325
Sales and marketing	1,107	1,465
Provision for expected credit losses	479	67
Total	$26,380	$28,008

18.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Retail	$46,941	$53,858
Wholesale	24,056	26,775
Total	$70,997	$80,633

For the three months ended March 31, 2025 and 2024, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

19.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest	$6,764	$7,072
Accretion	1,735	1,800
Other income	(86)	(283)
Total	$8,413	$8,589

20.
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

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenue, net	$70,997	$80,633

Cost of sales	34,194	41,902

Gross profit	36,803	38,731
Gross profit margin	51.8%	48.0%

Assets

The measure of reportable segment assets is consistent with the presentation of total consolidated assets as reported on the Consolidated Balance Sheets.

Geography

The Company has subsidiaries located in Canada and the United States. For the three months ended March 31, 2025, net revenue was primarily generated from sales in the United States. As a result of the Reorganization (see Note 3), the Company consolidated its retail location in Canada and generated net revenue of $178 and $264 for the three months ended March 31, 2025 and three months ended March 31, 2024, respectively.

The Company had non-current assets by geography of:

	March 31, 2025	December 31, 2024
United States	$499,166	$502,260
Canada	373	537
Total	$499,539	$502,797

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
•
Level 3 - inputs for assets and liabilities not based upon observable market data

The following table represents the fair value amounts of financial assets and financial liabilities:

	At March 31, 2025			At December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$29,248	—	—	$26,381	—	—
Restricted cash	110	—	—	606	—	—
Total Assets	$29,358	—	—	$26,987	—	$—
Liabilities
Contingent consideration payable	—	3,288	—	—	3,293	—
Detachable warrants	—	353	—	—	451	—
Bifurcated conversion options	—	93	—	—	92	—
Total Liabilities	$—	$3,734	$—	$—	$3,836	$—

There were no transfers between the levels of fair value hierarchy during the three months ended March 31, 2025.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within levels of the fair value hierarchy are presented below:

Level 1

Includes cash, cash equivalents, and restricted cash represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

Includes detachable warrants, bifurcated conversion options, and a contingent consideration, which are valued using the Black-Scholes Model with observable market inputs such as stock price, historical volatility, risk-free rate, and expected term. These inputs are derived from market data and do not require significant judgment.

Detachable Warrants

The detachable warrants have been measured at fair value as of March 31, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	March 31, 2025	December 31, 2024
Common Stock Price of TerrAscend Corp.	$0.48	$0.65
Option exercise price	$1.95	$1.95
Annual volatility	111.5%	107.5%
Annual risk-free rate	4.32%	4.24%
Expected term (in years)	0.23	0.48

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Bifurcated conversion options

The conversion options have been measured at fair value as of March 31, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	March 31, 2025	December 31, 2024
Common Stock Price of TerrAscend Corp.	$0.48	$0.65
Option exercise price	$2.01	$2.01
Annual volatility	99.0%	86.9%
Annual risk-free rate	4.03%	4.25%
Expected term (in years)	1.23 - 1.34	1.48 - 1.59

The following table summarizes the changes in the detachable warrants and bifurcated conversion options:

Balance at December 31, 2024	$543
Fair value gain on revaluation of warrants and conversion option	(97)
Effects of movements in foreign exchange	—
Balance at March 31, 2025	$446

Contingent Consideration Payable

The contingent consideration has been measured at fair value as of March 31, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	March 31, 2025	December 31, 2024
Common Stock Price of TerrAscend Corp.	$0.48	$0.65
Option exercise price	$1.33	$1.33
Annual volatility	115.4%	106.6%
Annual risk-free rate	4.23%	4.24%
Expected term (in years)	0.81	1.05

22.
Commitments and contingencies

Commitments

As of March 31, 2025, the Company had no material contractual commitments other than those disclosed in Note 23.

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or unaudited interim condensed consolidated statements of operations and comprehensive loss. At March 31, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

23.
Subsequent events

On May 6, 2025, the Company and a consolidated entity completed the acquisition of certain assets of Ratio Cannabis LLC ("Ratio Cannabis"), a dispensary in Ohio. Under the terms of the purchase agreements entered into in connection with the acquisition, each dated as of March 14, 2025, the Company and a consolidated entity acquired certain assets of Ratio Cannabis for total consideration of $10,300, which was comprised of $5,000 in cash, $1,320 in Common Shares and a seller’s note for $3,980 bearing 6% interest with a two-year maturity. The number of Common Shares issued as part of the consideration was calculated based on the twenty (20)-day volume-weighted average price of the Common Shares on the OTCQX for the period ending on May 5, 2025, resulting in the issuance

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

of 4,570,637 Common Shares by the Company on May 6, 2025. The Company is evaluating the accounting implications and is currently unable to reasonably estimate the full financial statement impact of the acquisition.

On May 5, 2025, the Company signed an option agreement to acquire equity interests in, and fully operate, Union Chill Cannabis Company LLC, a dispensary in New Jersey for total consideration of $13,000, which will be comprised of $4,000 in cash and a convertible promissory note for $9,000. The transaction is subject to customary closing conditions and regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of TerrAscend Corp. (the “Issuer”), its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, (the “SEC”), on March 6, 2025, (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three months ended March 31, 2025 and 2024 and the accompanying notes for each respective period.

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

Subsequent Transactions

•
On May 6, 2025, the Company and a consolidated entity completed the acquisition of certain assets of Ratio Cannabis LLC ("Ratio Cannabis"), a dispensary in Ohio. Under the terms of the purchase agreements entered into in connection with the acquisition, each dated as of March 14, 2025, the Company and a consolidated entity acquired certain assets of Ratio Cannabis for total consideration of $10,300, which was comprised of $5,000 in cash, $1,320 in Common Shares and a seller’s note for $3,980 bearing 6% interest with a two-year maturity. The number of Common Shares issued as part of the consideration was calculated based on the twenty (20)-day volume-weighted average price of the Common Shares on the OTCQX for the period ending on May 5, 2025, resulting in the issuance of 4,570,637 Common Shares by the Company on May 6, 2025.

•
On May 5, 2025, the Company signed an option agreement to acquire equity interests in, and fully operate, Union Chill Cannabis Company LLC, a dispensary in New Jersey for total consideration of $13,000, which will be comprised of $4,000 in cash and a convertible promissory note for $9,000. The transaction is subject to customary closing conditions and regulatory approvals.

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

Operating Expenses

General and administrative

General and administrative ("G&A") expenses consist primarily of personnel costs related to finance, human resources, legal, certain royalties, and other administrative functions. Additionally, G&A expenses include professional fees to third parties, as well as marketing expenses. Moreover, G&A expenses include share-based compensation on options, restricted stock units and warrants. The Company expects that G&A expenses will increase in absolute dollars as the business grows.

Amortization and depreciation

Amortization and depreciation includes the amortization of intangible assets. Amortization is calculated on a straight-line basis over the following terms:

Brand intangibles- indefinite lives	Indefinite useful lives
Software	5 years
Licenses	15-30 years

Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Buildings and improvements	15-30 years
Land	Not depreciated
Machinery & equipment	5-15 years
Office furniture & production equipment	3-5 years
Right of use assets	Lease term
Assets in process	Not depreciated

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

Unrealized and realized loss on investments

The Company accounts for its investment in equity securities without readily determinable fair values using a valuation technique which maximizes the use of relevant observable inputs, with subsequent holding changes in fair value recognized in unrealized gain or loss on investments.

Provision for income taxes

Provision for income taxes consists of U.S. federal and state income taxes in certain jurisdictions in which the Company conducts business.

Results of Operations - Three Months Ended March 31, 2025 and March 31, 2024

The following tables represent the Company’s results of operations for the three months ended March 31, 2025 and 2024.

Revenue, net

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenue, net	$70,997	$80,633
$ change	$(9,636)
% change	-12%

Revenue decreased from $80,633 to $70,997 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily driven by a decline in retail sales in Michigan and New Jersey which was partially offset by higher sales in Maryland. The decline in Michigan was attributable to reduced foot traffic, while the decline in New Jersey reflected increased competitive pressure.

Cost of sales

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cost of sales	$34,194	$41,902
$ change	$(7,708)
% change	-18%
Cost of sales as a % of revenue	48%	52%

The decrease of $7,708, in cost of sales for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was mainly due to a decrease in sales in Michigan and New Jersey, partially offset by higher sales in Maryland. Cost of sales as a percentage of revenue decreased during the period, primarily due to lower unit costs in New Jersey and greater cost absorption on higher sales volume in Maryland.

General and administrative expense

	For the Three Months Ended
	March 31, 2025	March 31, 2024
General and administrative expense	$26,380	$28,008
$ change	$(1,628)
% change	-6%

The decrease of $1,628 in general and administrative expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, is primarily due to the Company's continued operating expense reduction initiative, which drove lower professional fees and reduced sales and marketing costs.

Loss from revaluation of contingent consideration

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Loss from revaluation of contingent consideration	$381	$1,393
$ change	$(1,012)
% change	-73%

The loss from the revaluation of contingent consideration for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 decreased due to the expiration of certain contingent considerations and a reduction of TerrAscend's share price.

(Gain) loss on fair value of derivative liabilities and purchase option derivative assets

	For the Three Months Ended
	March 31, 2025	March 31, 2024
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	$(97)	$983
$ change	$(1,080)
% change	-110%

The (gain) loss from fair value of derivative liabilities and purchase option derivative assets for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 decreased due to the reduction of TerrAscend's share price which is a key input in the valuation of the instrument.

Unrealized and realized loss on investments

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Unrealized and realized loss on investments	$742	$—
$ change	$742
% change	100%

The unrealized and realized loss on investments for the three months ended March 31, 2025 relates to the write-off of an investment that was deemed no longer recoverable.

Provision for income taxes

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Provision for income taxes	$11,447	$9,671
$ change	$1,776
% change	18%

The change in provision for income taxes from $9,671 for the three months ended March 31, 2024 as compared to a provision for income taxes of $11,447 for the three months ended March 31, 2025 was primarily driven by accrued interest and penalties.

Liquidity and Capital Resources

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$29,248	$26,381
Restricted Cash	110	606
Current assets	101,195	104,433
Non-current assets	499,539	502,797
Current liabilities	77,289	78,529
Non-current liabilities	358,339	351,885
Working capital	23,906	25,904
Total shareholders' equity	$165,106	$176,816

The calculation of working capital provides additional information and is not defined under accounting principles generally accepted in the United States of America ("GAAP"). The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $782,388 as of March 31, 2025.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

The Company had $203,564 in principal amounts of loans payable at March 31, 2025. Of this amount, $7,536 are due within the next twelve months.

The Company entered into leases for certain premises and offices for which it owes monthly lease payments. The Company had $85,519 in lease obligations. Of this amount, $9,266 are due in the next twelve months.

The Company's undiscounted contingent consideration payable was $3,288 at March 31, 2025, which is due in the next twelve months. The contingent consideration payable relates to the Company's acquisition of the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The contingent consideration is based upon the price protection of Common Shares issued under the terms of the applicable acquisition agreement. The contingent consideration is measured at fair value using the Black-Scholes Model and revalued at the end of each reporting period.

At March 31, 2025, the Company had accounts payable and accrued liabilities of $44,208 and corporate income taxes payable of $11,543.

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

Debt Facilities

	Principal Paid in 2025	Principal Outstanding as of March 31, 2025
FocusGrowth Term Loan	$—	$140,000
Pelorus Term Loan	—	45,478
Maryland Acquisition Loans	978	17,051
Other Loans	2	1,035
Total	$980	$203,564

FocusGrowth Term Loan

On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and, pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement (the “FG Loan”) for a four-year, $140,000 senior-secured term loan Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

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

As of March 31, 2025, there was an outstanding principal amount of $140,000 under the FG Loan.

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

As of March 31, 2025, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Maryland Acquisition Loans

In connection with the Peninsula acquisition the acquisition of Blue Ridge and the acquisition of Herbiculture (collectively, the "Maryland Acquisitions"), the Company entered into a series of promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.75% with maturity dates ranging from June 28, 2025 to June 30, 2027.

As of March 31, 2025, there was an outstanding principal amount of $17,051 under the promissory notes related to the Maryland acquisitions.

Class A Share of TerrAscend Growth

In connection with the listing of the Common Shares on the TSX, the Company reorganized its ownership structure to segregate the Company’s Canadian retail operations from TerrAscend's cultivation and manufacturing operations in the United States. As a result, TerrAscend Growth Corp. ("TerrAscend") issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20,

2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of March 31, 2025, there was an outstanding principal amount of $1,000.

Share Repurchases

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of Common Shares. The share repurchase program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 261,445 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

During the first quarter of 2025, the Company repurchased 507,500 common shares under the share repurchase program for total consideration of approximately $231. As of March 31, 2025, the Company had a total of 9,255,600 Common Shares remaining that can be authorized for repurchase.

Cash Flows

Cash flows provided by operating activities

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$8,004	$13,251

The decrease of $5,247 in net cash provided by operating activities for the three months ended March 31, 2025 as compared to three months ended March 31, 2024 is primarily driven by a reduction in accounts payables and an increase in income taxes paid.

Cash flows used in investing activities

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in investing activities	$(3,284)	$(3,423)

The decrease of $139 in net cash used in investing activities for the three months ended March 31, 2025 as compared to three months ended March 31, 2024 is primarily driven by a reduction in capital expenditures.

Cash flows used in financing activities

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in financing activities	$(2,335)	$(9,599)

The decrease of $7,264 in net cash used in financing activities for the three months ended March 31, 2025 as compared to three months ended March 31, 2024 is primarily driven by fewer loan principal payments due during the three months ended March 31, 2025 as a result of debt refinancing and paydowns completed in 2024.

Reconciliation of Non-GAAP Measures

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates: (i) Free cash flow from net cash provided by operating activities less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) EBITDA and Adjusted EBITDA as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, unrealized and realized loss on investments, loss from revaluation of contingent consideration, unrealized and realized foreign exchange loss, gain on derecognition of right of use assets, (gain) loss on fair value of derivative liabilities and purchase option derivative assets, impairment of property and equipment and right of use assets, and certain other items, which management believes is not reflective of the ongoing operations and performance of the Company. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

		For the Three Months Ended
	Notes	March 31, 2025	March 31, 2024
Net loss		$(12,269)	$(14,851)

Add (deduct) the impact of:
Provision for income taxes		11,447	9,671
Finance expenses		8,499	8,872
Amortization and depreciation		4,710	5,000
EBITDA	(a)	12,387	8,692
Add (deduct) the impact of:
Share-based compensation	(b)	1,514	1,485
Unrealized and realized loss on investments	(c)	742	—
Loss from revaluation of contingent consideration	(d)	381	1,393
Unrealized and realized foreign exchange loss	(e)	42	285
Gain on derecognition of ROU assets	(f)	(5)	—
(Gain) loss on fair value of derivative liabilities and purchase option derivative assets	(g)	(97)	983
Impairment of property and equipment and right of use assets	(h)	—	2,438
Other one-time items	(i)	362	958
Adjusted EBITDA		$15,326	$16,234

a)
EBITDA is a non-GAAP measure and is calculated from net loss.
b)
Represents non-cash share-based compensation expense.
c)
Represents unrealized and realized loss on fair value changes investments.
d)
Represents the revaluation of the Company's contingent consideration liabilities.
e)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
f)
Represents the loss taken as a result on derecognition of right of use assets.
g)
Represents the (gain) loss on fair value of warrants, including effects of the foreign exchange of the U.S. denominated Preferred Share warrants, as well as the revaluation of the fair value of the purchase option derivative asset.
h)
Represents impairment charges taken on the Company's property and equipment.
i)
Includes one-time fees incurred primarily in connection with the Company's acquisitions and other costs considered one-time in nature, such as expenses related to professional, consulting, legal, and accounting fees. These fees are not indicative of the Company's ongoing costs.

Adjusted EBITDA was relatively flat for the three months ended March 31, 2025 as compared to three months ended March 31, 2024.

The table below reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$8,004	$13,251
Capital expenditures for property and equipment	(2,458)	(2,796)
Free Cash Flow	$5,546	$10,455

Critical Accounting Estimates and Policies

The Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. The Company bases its estimates on historical experience and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and actual results, the Company's future financial statements will be affected.

There have been no significant changes to the critical accounting estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company will remain an emerging growth company until the earlier to occur of: (i) December 31, 2027 (a) in which the Company has total annual gross revenue of $1,235,000 or more, or (b) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company's Common Shares that are held by non-affiliates exceeds $700,000 as of the last business day of the Company’s most recent second fiscal quarter; and (ii) the date on which the Company has issued more than $1,000,000 in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or results of operations. As of March 31, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company's Consolidated Financial Statements.

Item 1A. Risk Factors.

Investing in the Company's Common Shares involves a high degree of risk. Please refer to Part I, Item 1A, “Risk Factors” in the Company's Annual Report for a description of the material risks and uncertainties to which the Company’s business, financial condition and results of operations are subject. The Company may disclose changes to risk factors or disclose additional factors from time to time in its future filings with the SEC. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may impair its business operations. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company's Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of Common Shares. The share repurchase program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 261,445 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. During the first quarter of 2025, the Company repurchased Common Shares as set forth below:

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Share	Total Number of Common Shares as Part of a Publicly Announced Program	Number of Common Shares that may yet be Purchased under the Program
January 1 through January 31, 2025	—	$—	—	9,763,100
February 1 through February 28, 2025	—	$—	—	9,763,100
March 1 through March 31, 2025	507,500	$0.45	507,500	9,255,600
For the Quarter Ended March 31, 2025	507,500	$0.45	507,500	9,255,600

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

TerrAscend Corp.

Date: May 8, 2025	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Keith Stauffer
Keith Stauffer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)