Form 10-Q
period 2025-06-30
TerrAscend Corp.
filed 2025-08-07
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 306,233,661 common shares, no par value, outstanding.

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
•
the impact of the Company’s exit from the Michigan market on its operations and financial results;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$26,672	$26,381
Restricted cash	110	606
Accounts receivable, net	19,989	20,224
Investments	992	1,727
Inventory	35,409	39,672
Prepaid expenses and other current assets	4,972	5,123
Assets from discontinued operations, current	44,939	83,155
Total current assets	133,083	176,888
Non-current assets
Property and equipment, net	126,298	124,165
Deposits	168	168
Operating lease right of use assets	28,890	28,755
Intangible assets, net	173,291	169,604
Goodwill	109,770	106,929
Other non-current assets	507	722
Total non-current assets	438,924	430,343
Total assets	$572,007	$607,231

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$37,008	$40,349
Deferred revenue	4,080	3,575
Convertible debt	10,221	—
Loans payable	554	6,761
Contingent consideration payable	1,672	3,121
Operating lease liability	1,265	1,322
Derivative liability	178	92
Corporate income tax payable	12,694	11,531
Liabilities from discontinued operations	23,991	24,298
Total current liabilities	91,663	91,049
Non-current liabilities
Loans payable	199,119	183,461
Operating lease liability	31,036	30,664
Derivative liability	—	451
Convertible debt	—	9,114
Deferred income tax liability	9,025	8,428
Contingent consideration payable	—	172
Liability on uncertain tax position	122,692	106,991
Other long term liabilities	85	85
Total non-current liabilities	361,957	339,366
Total liabilities	453,620	430,415
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 10,850 and 12,350 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common shares, no par value, unlimited shares authorized; 306,117,417 and 293,232,131 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, no par value; nil and 129,500 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	957,238	952,463
Accumulated other comprehensive income	2,171	3,011
Accumulated deficit	(841,470)	(778,514)
Non-controlling interest	448	(144)
Total shareholders' equity	118,387	176,816
Total liabilities and shareholders' equity	$572,007	$607,231

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue, net	$65,006	$67,196	$129,309	$136,471

Cost of sales	31,771	33,837	61,393	68,942

Gross profit	33,235	33,359	67,916	67,529

Operating expenses:
General and administrative	20,980	22,632	42,129	43,709
Amortization and depreciation	1,284	1,258	2,573	2,553
Impairment of property and equipment and right of use assets	—	—	—	2,438
Other operating income	—	(1,169)	—	(1,169)
Total operating expenses	22,264	22,721	44,702	47,531

Income from operations	10,971	10,638	23,214	19,998

Other expense (income)
Finance and other expenses	8,747	8,561	17,082	16,803
Unrealized and realized (gain) loss on investments	(7)	227	735	227
(Gain) loss from revaluation of contingent consideration	(34)	1,827	346	3,220
Gain on fair value of derivative liabilities	(279)	(2,922)	(376)	(1,939)
Unrealized and realized foreign exchange (gain) loss	(648)	104	(607)	389
Income from continuing operations before provision for income taxes	3,192	2,841	6,034	1,298
Provision for income taxes	9,598	9,126	20,105	16,779
Net loss from continuing operations	$(6,406)	$(6,285)	$(14,071)	$(15,481)

Discontinued operations:
(Loss) income from discontinued operations, net of tax	$(41,701)	$48	$(46,305)	$(5,607)
Net loss	$(48,107)	$(6,237)	$(60,376)	$(21,088)

Foreign currency translation adjustment	854	(260)	840	(658)
Comprehensive loss	$(48,961)	$(5,977)	$(61,216)	$(20,430)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(7,684)	$(8,228)	$(16,651)	$(19,628)
Non-controlling interests	$1,278	$1,943	$2,580	$4,147

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(50,239)	$(7,920)	$(63,796)	$(24,577)
Non-controlling interests	$1,278	$1,943	$2,580	$4,147

Net loss per share - basic & diluted:
Continuing operations	$(0.03)	$(0.03)	$(0.06)	$(0.07)
Discontinued operations	(0.14)	—	(0.16)	(0.02)
Net loss per share - basic & diluted	$(0.17)	$(0.03)	$(0.22)	$(0.09)
Weighted average number of outstanding common shares - basic & diluted	299,087,022	291,488,661	296,137,440	291,053,614

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	364,769,739	$944,859	$1,799	(704,162)	(1,756)	$240,740
Shares issued - stock options, warrant and RSU exercises	69,229	—	—	—	69,229	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,485	—	—	—	1,485
Options and warrants expired/forfeited	—	—	—	—	—	(3,819)	—	3,819	—	—
Capital distributions	—	—	—	—	—	—	—	—	(337)	(337)
Acquisition of non-controlling interest	2,888,088	—	—	—	2,888,088	3,300	—	—	1,374	4,674
Net (loss) income for the period	—	—	—	—	—	—	—	(17,055)	2,204	(14,851)
Foreign currency translation adjustment	—	—	—	—	—	—	398	—	—	398
Balance at March 31, 2024	291,284,814	63,492,038	12,350	600	367,727,056	$945,825	$2,197	$(717,398)	$1,485	$232,109
Shares issued - stock options, warrant and RSU exercises	222,616	—	—	—	222,616	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	1,960	—	—	—	1,960
Options and warrants expired/forfeited	—	—	—	—	—	(1,988)	—	1,988	—	—
Capital distributions	—	—	—	—	—	—	—	—	(1,946)	(1,946)
Net loss for the period	—	—	—	—	—	—	—	(8,180)	1,943	(6,237)
Foreign currency translation adjustment	—	—	—	—	—	—	260	—	—	260
Balance at June 30, 2024	291,507,430	63,492,038	12,350	600	367,949,672	$945,797	$2,457	$(723,590)	$1,482	$226,146

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816
Shares issued - stock options, warrant and RSU exercises	54,350	—	—	—	54,350	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,514	—	—	—	1,514
Capital distributions	—	—	—	—	—	—	—	—	—	(738)	(738)
Repurchase of common stock, including excise tax	(637,000)	—	—	—	(637,000)	129,500	(231)	—	—	—	(231)
Net (loss) income for the period	—	—	—	—	—	—	—	—	(13,571)	1,302	(12,269)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	—	14
Balance at March 31, 2025	292,649,481	63,492,038	12,350	600	369,091,723	—	$953,746	$3,025	$(792,085)	$420	$165,106
Shares issued - stock options, warrant and RSU exercises	354,950	—	—	—	354,950	—	—	—	—	—	—
Shares issued - acquisitions	4,570,637	—	—	—	4,570,637	—	1,278	—	—	—	1,278
Shares issued - conversion	1,500,000	—	(1,500)	—	1,500,000	—	—	—	—	—	—
Shares issued - price protection adjustment	7,577,349	—	—	—	7,577,349	—	1,581	—	—	—	1,581
Repurchase of common stock, including excise tax	(535,000)	—	—	—	(535,000)	—	(146)	—	—	—	(146)
Share-based compensation expense	—	—	—	—	—	—	779	—	—	—	779
Capital distributions	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Net loss for the period	—	—	—	—	—	—	—	—	(49,385)	1,278	(48,107)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(854)	—	—	(854)
Balance at June 30, 2025	306,117,417	63,492,038	10,850	600	382,559,659	—	$957,238	$2,171	$(841,470)	$448	$118,387

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Operating activities
Net loss from continuing operations	$(14,071)	$(15,481)
Adjustments to reconcile net loss to net cash provided by operating activities
Accretion expense	4,306	7,862
Depreciation of property and equipment and amortization of intangible assets	7,729	7,576
Amortization of operating right-of-use assets	805	777
Share-based compensation	2,293	3,445
Deferred income tax expense (recovery)	597	(415)
Gain on fair value of derivative liabilities	(376)	(1,939)
Unrealized and realized loss on investments	735	227
Loss from revaluation of contingent consideration	346	3,220
Provision for expected credit loss	673	—
Unrealized and realized foreign exchange (gain) loss	(607)	389
Impairment and other	(5)	1,269
Changes in operating assets and liabilities
Receivables	(511)	1,517
Inventory	4,580	1,400
Accounts payable and accrued liabilities	(5,046)	(4,289)
Income taxes paid and tax related liabilities	16,862	25,238
Prepaid expense and other current assets	79	(52)
Other assets and liabilities	90	2,572
Net cash provided by operating activities - continuing operations	18,479	33,316
Net cash used in operating activities - discontinued operations	(7,658)	(7,177)
Net cash provided by operating activities	10,821	26,139

Investing activities
Investment in property and equipment	(4,650)	(4,094)
Interest received on investment in note receivable	123	—
Investment in intangible assets	(726)	(699)
Cash portion of consideration paid in acquisitions, net of cash acquired	(5,128)	(250)
Net cash used in investing activities - continuing operations	(10,381)	(5,043)
Net cash (used in) provided by investing activities - discontinued operations	(737)	200
Net cash used in investing activities	(11,118)	(4,843)

Financing activities
Proceeds from loan payable, net of transaction costs	5,000	3,137
Loan principal paid	(1,966)	(16,306)
Capital distributions paid to non-controlling interests	(1,988)	(1,564)
Payment for contingent consideration	(386)	—
Payments made for financing obligations and finance lease	—	(271)
Repurchases of common shares	(377)	—
Net cash provided by (used in) financing activities- continuing operations	283	(15,004)
Net cash used in financing activities- discontinued operations	—	(1,538)
Net cash provided by (used in) financing activities	283	(16,542)

Net (decrease) increase in cash and cash equivalents and restricted cash during the period	(14)	4,754
Net effects of foreign exchange	(191)	390
Cash and cash equivalents and restricted cash, beginning of the period	26,987	25,347
Cash and cash equivalents and restricted cash, end of the period	$26,782	$30,491

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental disclosure with respect to cash flows
Cash paid (received) for income tax, net	$4,573	$(8,116)
Interest paid	13,266	12,599
Lease termination fee paid	—	271
Non-cash transactions
Equity and warrant liability issued for acquisitions and non-controlling interest	$—	$4,674
Distribution payable to non-controlling interests	—	719
Change in accrued capital expenditures	2,115	811

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

1. Nature of operations

TerrAscend Corp. (the "Issuer") was incorporated under the Business Corporations Act (Ontario) on March 7, 2017. The Issuer, through its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, "the Company”), is a leading North American cannabis company. TerrAscend has vertically integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California and a retail operation in Ohio. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. In the United States, TerrAscend’s cultivation and manufacturing provide product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

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
•
TerrAscend Ohio ("TerrAscend OH"), a wholly-owned operation with one dispensary; and
•
TerrAscend Canada Inc. (“TerrAscend Canada”), a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada"); and
•
TerrAscend Michigan (“TerrAscend MI”), a wholly-owned operation with twenty dispensaries, one cultivation facility, one processing facility, and two cultivation/processing facilities which were classified as discontinued operations during the six months ended June 30, 2025. See Note 7 for additional information.

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

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the year ended December 31, 2025, or any other interim or future periods.

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

(b) Discontinued operations and assets held for sale

During the three months ended June 30, 2025, the Company committed to a plan to exit the Michigan market. The Company is currently engaged in an active program to sell the assets of the Michigan business which is expected to be substantially completed in the second half of 2025.

The Company evaluated whether its plan to exit the Michigan market qualifies as discontinued operations in accordance with Accounting Standards Codification ("ASC") 205-20, Discontinued Operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (i) a component (or group of components) meets the criteria to be classified as held for sale; (ii) the component or group of components is disposed of by sale; or (iii) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off).

The Company determined that its plan to exit the Michigan market is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of TerrAscend MI are presented as held for sale in accordance with ASC 360-10, Impairment or Disposal of Long Lived Assets ("ASC 360-10") in the unaudited interim condensed consolidated balance sheets ("Consolidated Balance Sheets"), the operating results are presented as discontinued operations in the unaudited interim condensed consolidated statements of operations ("Consolidated Statements of Operations and Comprehensive Loss"), and net cash used is presented as discontinued operations in the statements of cash flows. The Company's assets to be disposed of and for which there is a committed plan of disposal are classified as assets held for sale and at the lower of carrying value or fair value, less costs to sell.

Prior period amounts have been retrospectively adjusted to conform to the current period presentation. Certain prior period amounts, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation. Unless otherwise noted, amounts and disclosures throughout these notes to the Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations. See Note 7 for additional information.

3.
Consolidation

The Company consolidates entities in which it has a controlling financial interest by evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”).

In connection with the listing of its Common Shares on the TSX, the Company undertook a strategic reorganization of its ownership structure (the “2023 Reorganization”) to align with TSX regulatory requirements regarding U.S. based operations, in accordance with the TSX's Staff Notice 2017-0009. Specifically, the 2023 Reorganization was designed to separate the Company’s Canadian retail operations from its U.S. cultivation and manufacturing businesses in a manner that supports compliance with applicable listing standards while preserving the Company’s ability to consolidate the financial results of its U.S. operations under U.S. GAAP. Following the completion of the 2023 Reorganization, the Company holds a 95% equity interest in its Canadian retail business and maintains a variable interest in its U.S. operations, which are consolidated through a VIE model. The Company continues to consolidate both operations under two distinct consolidation models in accordance with ASC 810, Consolidation ("ASC 810").

Subsequent to the 2023 Reorganization, all operations in the United States have a functional currency of the U.S. dollar ("USD"). Canadian operations continue to have a functional currency of the Canadian dollar ("CAD").

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company’s Canadian retail operations are conducted through a subsidiary that is 95% owned by TerrAscend Canada, a wholly owned subsidiary of the Issuer. These operations are consolidated under the VOE model based on the controlling financial interest obtained through Common Shares with substantive voting rights. The remaining Canadian subsidiaries are either wholly owned or majority owned, and are not currently engaged in active operations.

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

In connection with the 2023 Reorganization, TerrAscend issued and sold, on a private placement basis, Class A shares in the capital of TerrAscend ("Class A Shares") for aggregate gross proceeds of $1,000 to an investor ("Investment"). See Note 10 for accounting treatment of the Class A Shares. Following the closing of the Investment, the Class B shares ("Class B Shares") in the capital of TerrAscend held by the Company, representing all of the issued and outstanding Class B shares, were automatically exchanged for non-voting, non-participating exchangeable shares in the capital of TerrAscend ("Non-Voting Shares"), representing approximately 99.8% of the issued and outstanding shares of TerrAscend on an as-converted basis. As a result of the limited rights associated with Non-Voting Shares that the Company holds following the closing of the Investment, the Company and TerrAscend entered into a protection agreement dated April 18, 2023 ("Protection Agreement"). The Protection Agreement provides for certain negative covenants in order to preserve the value of the Non-Voting Shares until such time as the Non-Voting Shares are converted into Class A Shares.

The Issuer determined that TerrAscend is a VIE, as all of the Company’s U.S. activities continue to be conducted on behalf of the Company which has disproportionately few voting rights. After conducting an analysis of the following VIE factors; purpose and design of the VIE, the Protection Agreement in place, the structure of the Company's board of directors (the "Board"), and substantive kick-out rights of the holders of the Class A Shares, it was determined that the Company has the power to direct the activities of TerrAscend. In addition, given the structure of the Class A Shares where all of the losses and substantially all of the benefits of TerrAscend are absorbed by the Company, the Company consolidates as the primary beneficiary in accordance with ASC 810. Although the Company does not currently hold Class A Shares, the Non-Voting Shares are exchangeable at the Company’s discretion and represent substantially all of the economic interest in the VIE. The investor’s Class A Shares provide only a fixed annual return and do not participate in the residual economics of the VIE, in accordance with the Protection Agreement, which supports the Company’s conclusion that it is the primary beneficiary of TerrAscend.

The Company's U.S. operations are consolidated through the VIE model. Therefore, substantially all of the Company's current assets, non-current assets, current liabilities and non-current liabilities are consolidated through the VIE model.

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Trade receivables	$19,383	$19,002
Sales tax receivable	1,228	970
Other receivables	330	563
Provision for current expected credit losses	(952)	(311)
Total receivables, net	$19,989	$20,224

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	June 30, 2025	December 31, 2024
	(In thousands)
Trade receivables	$19,383	$19,002
Less: provision for current expected credit losses	(952)	(311)
Total trade receivables, net	$18,431	$18,691

Of which
Current	13,046	11,211
31-90 days	3,053	3,998
Over 90 days	3,284	3,793
Less: current expected credit losses	(952)	(311)
Total trade receivables, net	$18,431	$18,691

5.
Acquisitions

Ratio Cannabis

On May 6, 2025 ("Ratio Acquisition Date"), the Company completed the acquisition of certain assets of Ratio Cannabis, LLC, a licensed cannabis operator, to expand its operational footprint. The total fair value consideration transferred in connection with the acquisition was $10,103. The fair value consideration was comprised of: (i) $5,261 in cash, (ii) a $3,564 secured promissory note bearing interest at a rate of 6.00% and maturing on May 6, 2027, and (iii) 4,570,637 Common Shares (the Ratio Share Consideration") valued at $1,278 using the trading price of the Common Shares on the acquisition date less an applicable share restriction discount of 30%.

The Ratio Share Consideration was subject to a statutory hold period restriction of six months, and therefore, a share restriction discount was considered in determining the fair value of the Ratio Share Consideration on the date of issuance, using an option pricing model.

The following table represents the fair value of assets acquired and liabilities assumed as of the May 6, 2025 acquisition date and allocation of the consideration to net assets acquired:

(In thousands)
Cash and cash equivalents	$133
Accounts receivable	58
Inventory	317
Prepaid expenses and other current assets	54
Intangible assets	6,700
Goodwill	2,841
Net assets acquired	$10,103

Consideration paid in cash	$5,261
Promissory note payable	3,564
Common shares of TerrAscend	1,278
Total consideration	$10,103

The acquired intangible assets include a license, which is treated as a definite lived intangible asset and amortized over a 15-year period.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at June 30, 2025. The fair value of net assets acquired, specifically with respect to intangible assets and goodwill have been determined provisionally and are subject to adjustment. Upon

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date in future reporting periods.

Costs related to this transaction were $122, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the six months ended June 30, 2025.

On a standalone basis, had the Company acquired the business on January 1, 2025, sales estimates would have been $3,960 for the six months June 30, 2025 and net income estimates would have been $766. Actual sales and net income since the Ratio Acquisition Date are $1,242 and $253, respectively.

Contingent consideration

The balances of the Company's contingent considerations are as follows:

	State Flower	Apothecarium	Peninsula	Total
	(In thousands)
Carrying amount, December 31, 2024	$787	$2,120	$386	$3,293
Settlement of contingent consideration	—	—	(386)	(386)
Payments of contingent consideration	(442)	(1,139)	—	(1,581)
Loss on revaluation of contingent consideration	93	253	—	346
Carrying amount, June 30, 2025	$438	$1,234	$—	$1,672
Less: current portion	(438)	(1,234)	—	(1,672)
Non-current contingent consideration	$—	$—	$—	$—

On June 2, 2025, the Company issued an additional 7,577,349 Common Shares related to the price protection clause from the previous acquisitions of State Flower and The Apothecarium businesses.

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	June 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$520	$400
Finished goods	15,997	16,182
Work in process	17,296	21,548
Accessories, supplies and consumables	1,596	1,542
Total inventory	$35,409	$39,672

7.
Discontinued operations

During the six months ended June 30, 2025, the Company committed to a plan to exit the Michigan market. The Company received approval from the board of directors of TerrAscend Corp. (the "Board"), together with TerrAscend Corp.’s consolidated entities, and is currently engaged in an active program to sell the assets of TerrAscend MI, which is expected to be substantially completed in the second half of 2025. The Company determined that its decision to exit the Michigan market is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table summarizes the major classes of assets and liabilities of TerrAscend MI as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Current assets from discontinued operations
Accounts receivable, net	324	656
Inventory	8,386	9,128
Prepaid expenses and other current assets	992	917
Property and equipment, net	$23,290	$59,854
Operating lease right of use assets	11,947	12,600
Total current assets from discontinued operations	$44,939	$83,155

Current liabilities from discontinued operations
Accounts payable and accrued liabilities	$6,816	$6,376
Deferred revenue	1,683	1,554
Operating lease liability	12,447	12,994
Finance lease liability	1,923	1,864
Other liabilities	1,122	1,510
Total current liabilities from discontinued operations	$23,991	$24,298

The following table presents the results of operations of TerrAscend MI for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Revenue, net	$6,190	$10,327	$12,883	$21,685

Cost of Sales	4,307	6,003	8,878	12,800

Gross profit	1,883	4,324	4,005	8,885

Operating expenses:
General and administrative	7,089	1,428	12,320	8,359
Amortization and depreciation	566	932	1,040	1,852
Impairment of property and equipment	34,959	—	34,959	—
Other operating expense (income)	57	(17)	57	(17)
Total operating expenses	42,671	2,343	48,376	10,194

Other expense (income)
Finance and other expenses	46	329	127	677
(Loss) income from discontinued operations before provision for income taxes	(40,834)	1,652	(44,498)	(1,986)
Provision for income taxes	867	1,604	1,807	3,621
Net (loss) income from discontinued operations, net of tax	$(41,701)	$48	$(46,305)	$(5,607)

ASC 360-10 requires a held-for-sale disposal group to be measured at the lower of its carrying amount and fair value less cost to sell. The Company adjusted the carrying amount of the assets in the disposal group within the scope of ASC 360-10 and recognized a total impairment loss of $34,959 on certain buildings, equipment, and leasehold improvements. The fair value of the disposal groups was primarily determined based on purchase offers from market participants subsequent to period end. An estimated cost to sell of 4% was

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

used in the valuations. The impairments were primarily attributable to the Company’s expedited sales strategy, constructions in process that will no longer be complete, and the continued increase of competition in the Michigan market.

8.
Property and equipment

Property and equipment consisted of:

	June 30, 2025	December 31, 2024
	(In thousands)
Land	$3,235	$3,235
Assets in process	2,989	1,956
Buildings & improvements	128,956	123,568
Machinery & equipment	24,931	24,662
Office furniture & equipment	4,287	4,282
Total cost	164,398	157,703
Less: accumulated depreciation	(38,100)	(33,538)
Property and equipment, net	$126,298	$124,165

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

Depreciation expense was $2,239 and $4,638 for the three and six months ended June 30, 2025, respectively, ($1,840 and $3,837 included in cost of sales) and $2,214 and $4,425 for the three and six months ended June 30, 2024, respectively, ($1,797 and $3,575 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At June 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Finite lived intangible assets
Software	$2,788	$(1,202)	$1,586
Licenses	174,164	(27,231)	146,933
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	177,232	(28,713)	148,519
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$202,004	$(28,713)	$173,291

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

At December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Finite lived intangible assets
Software	$2,708	$(964)	$1,744
Licenses	167,459	(24,371)	143,088
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	170,447	(25,615)	144,832
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$195,219	$(25,615)	$169,604

Amortization expense was $1,545 and $3,085 for the three and six months ended June 30, 2025, respectively, ($660 and $1,319 included in cost of sales) and $1,566 and $3,144 for the three and six months ended June 30, 2024, respectively, ($724 and $1,448 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

(In thousands)
2025	$3,377
2026	6,594
2027	6,515
2028	6,464
2029	6,350
Thereafter	119,219
Total	$148,519

As of June 30, 2025, the weighted average amortization period remaining on intangible assets was 24.9 years.

The following table summarizes the activity in the Company’s goodwill balance:

(In thousands)
Balance at December 31, 2024	$106,929
Additions at acquisition date	2,841
Balance at June 30, 2025	$109,770

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

10.
Loans payable

The Company's loans payable consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Pelorus term loan due October 2027
Principal amount	$45,478	$45,478
Deferred financing cost	(933)	(1,168)
Net carrying amount	$44,545	$44,310

Maryland Acquisition loans (1)
Principal amount	$16,373	$18,029
Unamortized discount	(492)	(746)
Net carrying amount	$15,881	$17,283

Ratio promissory note due May 2027
Principal amount	$3,980	$—
Deferred financing cost	(384)	—
Net carrying amount	$3,596	$—

FocusGrowth loan due August 2028
Principal amount	$140,000	$140,000
Unamortized discount and deferred financing cost	(11,510)	(12,799)
Exit fee accretion	933	390
Net carrying amount	$129,423	$127,591

Other loans (2)	$6,228	$1,038
Total debt, net	$199,673	$190,222

Loans payable, current (2)	554	6,761
Loans payable, non-current (2)	199,119	183,461

Total principal	$212,059	$204,545

(1) For maturity breakout, refer to Maryland Acquisition Loans section below.

(2) Subsequent to June 30, 2025, the Company retired four of its debt facilities and modified an existing loan agreement. The modification of debt resulted in a reclassification of $19,440, net of deferred financing costs, between Loans payable, current and Loans payable, non-current. See Note 24 for further details of the refinancing.

Total interest paid on all loan payables was $6,846 and $13,266 for the three and six months ended June 30, 2025, respectively, and $6,335 and $12,599 for the three and six months ended June 30, 2024, respectively. The Company had accrued interest on loans payable of $2,330 and $2,537 as of June 30, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets.

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

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment or the FG Loan Maturity Date.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

As of June 30, 2025, there was an outstanding principal amount of $140,000 under the FG Loan.

Subsequent to June 30, 2025, on July 8, 2025, the Incremental Amendment Borrowers (as defined below), became parties to the FG Loan as borrowers pursuant to a joinder agreement, by and among the Incremental Amendment Borrowers and the Agent, which provided for an additional $79,000 upsize to the existing FG Loan (the "FG Loan Amendment"). Additionally, the Amendment provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The full amount of the FG Loan Amendment of $79,000 was drawn on July 8, 2025, $68,000 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives (see Note 24).

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

As of June 30, 2025, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Subsequent to June 30, 2025, on July 8, 2025, the Company retired the Pelorus Term Loan and paid the outstanding principal amount of $45,478 (see Note 24).

Maryland Acquisition Loans

In connection with the acquisition of Derby 1, LLC on June 28, 2023 ("Peninsula"), Hempaid, LLC on June 30, 2023 ("Blue Ridge"), and Herbiculture Inc. on July 10, 2023 ("Herbiculture"), (collectively, the "Maryland Acquisitions"), the Company entered into promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.75% with maturities ranging from June 28, 2025 to June 30, 2027.

As of June 30, 2025, there was an outstanding principal amount of $16,373 under the Maryland Acquisition Loans.

Subsequent to June 30, 2025, the Company retired a series of promissory notes and paid an outstanding principal amount of $13,077 (see Note 24).

Ratio Acquisition Loans

FG Bridge Loan

On May 6, 2025, the Company and Ohio Dispensing 1, LLC, a consolidated entity of the Company, completed the acquisition of certain assets of Ratio Cannabis LLC, a dispensary in Ohio (the "Ratio Acquisition"). In connection with the Ratio Acquisition, Ohio Dispensing 1, LLC, and FG Agency Lending LLC, as the Administrative Agent, entered into a Loan Agreement for a $5,208 term loan (the “FG Bridge Loan”). The FG Bridge Loan bears interest at 12.75% per annum and matures on November 2, 2025.

As of June 30, 2025, there was an outstanding principal amount of $5,193 under the FG Bridge Loan

Subsequent to June 30, 2025, on July 8, 2025, the Company retired the FG Bridge Loan and paid the outstanding principal amount of $5,208 (see Note 24).

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Ratio Promissory Note

Additionally, as a part of the Ratio Acquisition, the Company entered into a promissory note for $3,980 bearing 6% interest with a two-year maturity (the "Ratio Promissory Note").

As of June 30, 2025, there was an outstanding principal amount of $3,980 under the Ratio Promissory Note.

Other Loans

Class A Shares of TerrAscend Growth

In connection with the 2023 Reorganization (see Note 3), TerrAscend issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

June 30, 2025
(In thousands)
2025	$346
2026	728
2027	6,024
2028 (1)	204,951
2029	7
Thereafter	3
Total principal payments	$212,059

(1) Balance excludes the Exit Fee, as described above within this note.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company was in compliance with its debt covenants as of June 30, 2025. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants.

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices and retail. The operating lease periods generally range from 1 to 24 years. The Company had no finance leases at June 30, 2025 and December 31, 2024.

Amounts recognized in the Consolidated Balance Sheets were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$28,890	$28,755

Operating lease liability classified as current	1,265	1,322
Operating lease liability classified as non-current	31,036	30,664
Total operating lease liabilities	$32,301	$31,986

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company recognized operating lease expense of $1,254 and $2,478 for the three and six months ended June 30, 2025, respectively, and $1,404 and $2,708 for the three and six months ended June 30, 2024, respectively.

Other information related to operating leases at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	13.3	13.2

Weighted-average discount rate
Operating leases	11.27%	11.19%

Supplemental cash flow information related to leases are as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$2,338	$4,672
Right-of-use assets obtained in exchange for operating lease obligations	2,457	655

Undiscounted lease obligations are as follows:

Operating
(In thousands)
2025	$2,389
2026	4,594
2027	4,670
2028	4,750
2029	4,857
Thereafter	44,051
Total lease payments	65,311
Less: interest	(33,010)
Total lease liabilities	$32,301

12.
Convertible Debt

The Company's convertible debt consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	3,723	2,616
Net carrying amount	$10,221	$9,114

The Company had accrued interest on convertible debt of $1,795 and $1,200 as of June 30, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

As of June 30, 2025, the Company had a total of 8,720,600 Common Shares remaining that can be authorized for repurchase. The following is a summary of the Common Shares that were repurchased for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands, except per share data)
Total Common Shares repurchased	535,000	—	1,042,500	—
Common Shares canceled	535,000	—	1,172,000	—
Weighted average price per share	$0.29	$—	$0.37	$—
Total cost	$139	$—	$360	$—
Excise tax (1)	$7	$—	$17	$—

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Consolidated Balance Sheets as of June 30, 2025.

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2024	23,370,627	859,012	$4.14	7.77
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30, 2025	23,370,627	859,012	$4.14	7.27

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2024	3,590,334	—	$1.95	0.48
Granted	—	—	—	—
Expired	(3,590,334)	—	—	—
Outstanding, June 30, 2025	—	—	$—	—

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	$746	$1,183	$1,586	$2,087
Restricted share units	33	777	$707	1,358
Total share-based payments	$779	$1,960	$2,293	$3,445

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2024	16,120,919	5.90	$3.13	$32
Granted	762,500	—	0.42	—
Exercised	—	—	—	—
Forfeited	(465,696)	—	4.76	—
Expired	(1,470,471)	—	4.20	—
Outstanding, June 30, 2025	14,947,252	5.94	$2.84	$—

Exercisable, June 30, 2025	10,529,493	4.84	$3.43	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on June 30, 2025 and December 31, 2024, respectively, and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on June 30, 2025 and December 31, 2024, respectively.

The fair value of the various stock options granted were estimated using the Black-Scholes Option Pricing Model (the "Black-Scholes Model") with the following assumptions:

	June 30, 2025	June 30, 2024
Volatility	75.76% - 79.89%	77.70% - 78.31%
Risk-free interest rate	3.86% - 4.12%	3.18% - 3.76%
Expected life (years)	4.87 - 6.25	4.01 - 10.01
Dividend yield	0.00%	0.00%

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

The total estimated fair value of stock options that vested during the six months ended June 30, 2025 and 2024 was $2,837 and $4,594, respectively. As of June 30, 2025, total unrecognized compensation cost related to unvested options was $3,829, which is expected to be recognized over a weighted-average period of 2.10 years.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Repricing of Stock Options

On June 24, 2025 (the "Option Modification Date"), the Board approved a stock option repricing for employees and insiders of the Company (the "Option Repricing") in which the exercise price of certain outstanding options to purchase Common Shares under the Company's stock option plan will be reduced to $0.26 per share, which represented the five-day volume weighted average price of the Common Shares based on the Option Modification Date, subject to meeting a service period requirement of twelve months following the Option Modification Date ("Service Period Requirement"). The Option Repricing with respect to insiders of the Company was also approved by the Company's shareholders at its Annual General Meeting held on June 24, 2025. As a result of the Option Repricing, 8,279,003 shares of vested and unvested stock options outstanding were modified, in accordance with ASC 718, Stock-Based Compensation, as of the Option Modification Date resulting in an incremental expense of $868. The vested portion will be recognized on a straight-lined basis over the Service Period Requirement and the unvested portion will be recognized over the remaining vesting periods of each respective award.

Restricted Share Units

The following table summarizes the activities for the RSUs for the six months ended June 30, 2025:

Number of RSUs
Outstanding, December 31, 2024	1,600,305
Granted	5,907,257
Vested	(542,087)
Forfeited	(5,654)
Outstanding, June 30, 2025	6,959,821

As of June 30, 2025, total unrecognized compensation cost related to unvested RSUs was $3,776, which is expected to be recognized over a weighted-average period of 3.07 years.

15.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend's New Jersey operations.

The following table summarizes the non-controlling interest activity for the six months ended June 30, 2025:

	June 30, 2025	December 31, 2024
	(In thousands)
Opening carrying amount	$(144)	$(1,756)
Capital distributions	(1,988)	(7,324)
Acquisition of non-controlling interest	—	1,374
Net income attributable to non-controlling interest	2,580	7,562
Ending carrying amount	$448	$(144)

16.
Related parties

Parties are related if one party has the ability to control or exercise significant influence over the other party in making financing and operating decisions. At June 30, 2025, amounts due to/from related parties consisted of:

(a)
Loans payable: As of June 30, 2025, certain funds controlled by Jason Wild, a related party of the Company, held $5,500 of the total loan principal balance of the FG Loan (see Note 10), as a member of the loan syndicate.
17.
Income taxes

The Company's effective tax rate was 301% and 333% for the three and six months ended June 30, 2025, respectively, and 321% and 1,293% for the three and six months ended June 30, 2024, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

	June 30, 2025	December 31, 2024
	(In thousands)
Balance at beginning of year	$148,979	$84,485
Increase based on tax positions related to current periods	17,728	37,278
Increase based on tax positions related to prior periods	—	40,986
Settlements with tax authorities	—	(13,770)
Balance at end of year	$166,707	$148,979

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

	June 30, 2025	December 31, 2024
	(In thousands)
Balance, beginning of year	$106,991	$79,627
Increases based on tax positions related to prior years	4,332	4,536
Additions based on tax positions related to current year	12,514	26,825
Additions based on refunds received related to prior years	16	10
Release of tax payments on deposit and other	(1,161)	(4,007)
Ending carrying amount (1)	$122,692	$106,991

(1) Related to uncertain tax liabilities, the Company accrued $10,232 in interest and $7,385 in penalties as of June 30, 2025, and $8,006 in interest and $4,803 in penalties as of December 31, 2024.

The increase in uncertain tax positions is primarily due to legal interpretations that challenge the application of Section 280E of the Code to the Company (“280E Tax Position”). The Company believes it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months due to its 280E Tax Position.

During 2024, certain of the Company’s amended federal income tax returns were selected for routine examinations by the Internal Revenue Service. As of June 30, 2025, there have been no material developments related to these examinations. The Company does not currently anticipate completion of the audits within the next twelve months.

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Salaries and wages	$12,086	$11,497	$24,061	22,801
Office and general	2,706	2,868	5,281	5,815
Professional fees	2,244	3,458	4,395	6,040
Lease expense	1,179	1,413	2,333	2,615
Share-based compensation	779	1,960	2,293	3,445
Board of directors cash compensation	398	—	398	—
Facility and maintenance	507	429	1,016	981
Sales and marketing	888	1,027	1,679	2,012
Provision for expected credit losses	193	(20)	673	—
Total	$20,980	$22,632	$42,129	$43,709

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Retail	$43,665	$43,263	$84,497	$86,120
Wholesale	21,341	23,933	44,812	50,351
Total	$65,006	$67,196	$129,309	$136,471

For the three and six months ended June 30, 2025 and 2024, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Interest	$6,960	$7,002	$13,643	$13,594
Accretion	2,002	1,743	3,740	3,546
Other income	(215)	(184)	(301)	(337)
Total	$8,747	$8,561	$17,082	$16,803

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Revenue, net	$65,006	$67,196	$129,309	$136,471

Cost of sales	31,771	33,837	61,393	68,942

Gross profit	33,235	33,359	67,916	67,529
Gross profit margin	51.1%	49.6%	52.5%	49.5%

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Assets

The measure of reportable segment assets is consistent with the presentation of total consolidated assets as reported on the Consolidated Balance Sheets.

Geography

The Company has subsidiaries located in Canada and the United States. For the three and six months ended June 30, 2025, net revenue was primarily generated from sales in the United States. As a result of the 2023 Reorganization (see Note 3), the Company consolidated its retail location in Canada and generated net revenue of $219 and $397 for the three and six months ended June 30, 2025, respectively, and $274 and $538 for the three and six months ended June 30, 2024, respectively.

The Company had non-current assets by geography of:

	June 30, 2025	December 31, 2024
	(In thousands)
United States	$438,829	$429,745
Canada	95	598
Total	$438,924	$430,343

22.
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
•
Level 3 - inputs for assets and liabilities not based upon observable market data

The following table represents the fair value amounts of financial assets and financial liabilities:

	At June 30, 2025			At December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$26,672	—	—	$26,381	—	—
Restricted cash	110	—	—	606	—	—
Total Assets	$26,782	$—	$—	$26,987	$—	$—
Liabilities
Contingent consideration payable	—	1,672	—	—	3,293	—
Detachable warrants	—	-	—	—	451	—
Bifurcated conversion options	—	178	—	—	92	—
Total Liabilities	$—	$1,850	$—	$—	$3,836	$—

There were no transfers between the levels of fair value hierarchy during the three and six months ended June 30, 2025.

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

Detachable Warrants

The detachable warrants expired during the second quarter of 2025.

Bifurcated conversion options

The conversion options have been measured at fair value as of June 30, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	June 30, 2025	December 31, 2024
Common Stock Price of TerrAscend Corp.	$0.28	$0.65
Option exercise price	$2.01	$2.01
Annual volatility	109.9%	86.9%
Annual risk-free rate	3.96%	4.25%
Expected term (in years)	0.98 - 1.09	1.48 - 1.59

The following table summarizes the changes in the detachable warrants and bifurcated conversion options:

Balance at December 31, 2024	$543
Fair value gain on revaluation of warrants and conversion option	(376)
Effects of movements in foreign exchange	11
Balance at June 30, 2025	$178

Contingent Consideration Payable

The contingent consideration has been measured at fair value as of June 30, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	June 30, 2025	December 31, 2024
Common Stock Price of TerrAscend Corp.	$0.28	$0.65
Option exercise price	$0.38	$1.33
Annual volatility	113.6%	106.6%
Annual risk-free rate	4.29%	4.24%
Expected term (in years)	0.55	1.05

23.
Commitments and contingencies

Commitments

On May 5, 2025, the Company signed an agreement to acquire equity interests in, and fully operate, Union Chill Cannabis Company LLC, a dispensary in New Jersey for total consideration of $13,000, which will be comprised of $4,000 in cash and a convertible promissory note for $9,000. The transaction is subject to customary closing conditions and regulatory approvals.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. At June 30, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

24.
Subsequent events

On July 8, 2025, TerrAscend Growth Corp., TerrAscend USA, Inc., TerrAscend NJ LLC, TER Holding MD, Inc., and WDB Holding MD, Inc., including certain of each of their respective subsidiaries, and other borrowers, all of which are entities that are consolidated in the financial statements of the Company (collectively, the “Incremental Amendment Borrowers”), became parties to the FG Loan as borrowers pursuant to the FG Loan Amendment, which provided for an additional $79,000 upsize to the existing FG Loan which bears interest at 12.75% per annum and matures on August 1, 2028. The full amount of the FG Loan Amendment of $79,000 was drawn on July 8, 2025, and $68,000 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives. As a result, the outstanding obligation under the Pelorus Term Loan and certain other indebtedness of the Company were repaid in full and subsequently terminated. In addition, the FG Loan Amendment provides for an Uncommitted Term Loan Facility of up to $35,000. Certain funds controlled by the Company’s Executive Chairman, Jason Wild, a related party of the Company, have invested approximately $1,600 under the FG Loan.

On July 15, the Company drew $3,000 of the Uncommitted Term Loan Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of TerrAscend Corp. (the “Issuer”), its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements ("Consolidated Financial Statements") and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, (the “SEC”), on March 6, 2025, (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2025 and 2024 and the accompanying notes for each respective period.

Overview

The Company is a leading North American cannabis company. The Company has vertically integrated licensed operations in Pennsylvania, New Jersey, Michigan, Maryland and California and a retail operation in Ohio. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

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
•
TerrAscend Ohio ("TerrAscend OH"), a wholly-owned operation with one dispensary; and
•
TerrAscend Canada Inc. (“TerrAscend Canada”), a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada").
•
TerrAscend Michigan (“TerrAscend MI”), a wholly-owned operation with twenty dispensaries, one cultivation facility, one processing facility, and two cultivation/processing facilities which were classified as discontinued operations during the six months ended June 30, 2025.

Recent Developments

•
On June 27, 2025, the Company received approval from the board of directors of TerrAscend Corp. (the "Board"), together with TerrAscend Corp.’s consolidated entities, and is currently engaged in an active program to sell the assets of TerrAscend MI, which is expected to be substantially completed in the second half of 2025. As part of the exit plan, the Company intends to sell all of the Company’s Michigan assets, including four cultivation and processing facilities, twenty retail dispensaries, and other assets. The actions are expected to include an overall reduction of approximately 21% of the Company’s workforce of approximately 1,200 as of June 30, 2025, with most of this reduction expected to occur by the end of the fourth quarter of fiscal year 2025. TerrAscend MI is presented as discontinued operations and has been excluded from continuing operations for all periods presented. Refer to Note 7 in the Consolidated Financial Statements for additional information.

•
On May 6, 2025, the Company and a consolidated entity completed the acquisition of certain assets of Ratio Cannabis LLC, a dispensary in Ohio. Under the terms of the purchase agreements entered into in connection with the acquisition, each dated as of March 14, 2025, the Company and a consolidated entity acquired certain assets of Ratio Cannabis for total consideration of $10,300, which was comprised of $5,000 in cash, $1,320 in Common Shares and a seller’s note for $3,980 bearing 6% interest with a two-year maturity. The number of Common Shares issued as part of the consideration was calculated based on the twenty (20)-day volume-weighted average price of the Common Shares on the OTCQX for the period ending on May 5, 2025, resulting in the issuance of 4,570,637 Common Shares by the Company on May 6, 2025.

•
On May 5, 2025, the Company signed an option agreement to acquire equity interests in, and fully operate, Union Chill Cannabis Company LLC, a dispensary in New Jersey for total consideration of $13,000, which will be comprised of $4,000 in cash and a convertible promissory note for $9,000. The transaction is subject to customary closing conditions and regulatory approvals.

Subsequent Transactions

•
On July 18, 2025, Keith Stauffer's resignation as the Company’s Chief Financial Officer became effective.

•
On July 15, 2025, the Company drew $3,000 of the Uncommitted Term Loan Facility.

•
On July 8, 2025, the Incremental Amendment Borrowers, all of which are entities that are consolidated in the financial statements of the Company, became parties to the FG Loan as borrowers pursuant to the FG Loan Amendment, which provided for an additional $79,000 upsize to the existing FG Loan which bears interest at 12.75% per annum and matures on August 1, 2028. The full amount of the FG Loan Amendment of $79,000 was drawn on July 8, 2025, $68,000 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives. As a result, the outstanding obligation under the Pelorus Term Loan were repaid in full and subsequently terminated. In addition, the FG Loan Amendment provides for an Uncommitted Term Loan Facility of up to $35,000. Certain funds controlled by the Company’s Executive Chairman, Jason Wild, a related party of the Company, have invested approximately $1,600 under the FG Loan.

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

Loss from revaluation of contingent consideration

As a result of certain acquisitions, the Company recognized contingent consideration liabilities related to price protection provisions. These provisions may require the Company to issue additional Common Shares to the sellers if subsequent prices fall below certain agreed upon prices. These contingent consideration liabilities are remeasured to fair value at the end of each reporting period using the Black-Scholes Model in which a gain or loss is recognized as a result of the revaluation.

(Gain) loss on fair value of derivative liabilities

The Company issued convertible debt that contains embedded derivative features, which were bifurcated and accounted for separately as derivative instruments. These derivative liabilities are remeasured to fair value at the end of each reporting period using the Black-Scholes Model in which a gain or loss is recognized as a result of the revaluation.

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

Results of Operations - Three Months Ended June 30, 2025 and June 30, 2024

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the three months ended June 30, 2025 and 2024.

Revenue, net

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Revenue, net	$65,006	$67,196
$ change	$(2,190)
% change	-3%

Revenue decreased by $2,190, or 3% from $67,196 for the three months ended June 30, 2024 to $65,006 for the three months ended June 30, 2025. The decrease was primarily due to a $2,592 decline in wholesale revenue, partially offset by a $402 increase in retail revenue.

The $2,592 decrease in wholesale revenue consisted of a $4,438 decline across multiple markets primarily due to price compression. This was partially offset by a $1,846 increase driven by market share growth in Maryland supported by cultivation projects aimed at scaling operations and delivering enhanced product quality.

The $402 increase in retail revenue consisted of $1,242 attributable to acquisitive growth and $1,232 related to strong consumer demand in emerging markets. This was offset by a $2,072 decrease across other markets primarily due to a decrease in foot traffic and average order sizes.

Cost of sales

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Cost of sales	$31,771	$33,837
$ change	$(2,066)
% change	-6%
Cost of sales as a % of revenue	49%	50%

The decrease of $2,066, in cost of sales for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was mainly due to a decrease in sales volume. Despite the decline, cost of sales as a percentage of revenue remained relatively flat due to reduced unit costs and improved cost absorption.

General and administrative expense

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
General and administrative expense	$20,980	$22,632
$ change	$(1,652)
% change	-7%

The decrease of $1,652 in general and administrative expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, is primarily driven by a reduction in professional fees and stock-based compensation, slightly offset by an increase in provision for expected credit losses.

Loss from revaluation of contingent consideration

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
(Gain) loss from revaluation of contingent consideration	$(34)	$1,827
$ change	$(1,861)
% change	-102%

The gain of $34 for the three months ended June 30, 2025, compared to a loss of $1,827 for the three months ended June 30, 2024, reflects a decrease in the fair value of the contingent consideration liability. This change was primarily driven by the Company’s issuance of Common Shares, which triggered a reduction in the exercise price under the price protection agreement and significantly lowered the likelihood of additional Common Shares being issued.

Gain on fair value of derivative liabilities

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Gain on fair value of derivative liabilities	$(279)	$(2,922)
$ change	$2,643
% change	-90%

The lower gain on derivative liabilities of $279 for the three months ended June 30, 2025 compared the gain of $2,922 for the three months ended June 30, 2024, reflects a reduced fair value impact, as the Company’s stock price had already declined significantly in the prior period. As the derivative instruments remain out of the money and the stock price stabilizes at lower levels, subsequent remeasurements result in smaller gains. The warrant liability also expired in the three months ended June 30, 2025.

Provision for income taxes

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Provision for income taxes	$9,598	$9,126
$ change	$472
% change	5%

The provision for income taxes remained relatively flat with a increase of $472 from $9,126 for the three months ended June 30, 2024 compared to $9,598 for the three months ended June 30, 2025.

Discontinued Operations

Discontinued Operations

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
(Loss) income from discontinued operations, net of tax	$(41,701)	$48
$ change	$(41,749)
% change	86977%

The change in (loss) income from discontinued operations, net of tax from $48 for the three months ended June 30, 2024 as compared to the loss from discontinued operations, net of tax of $41,701 was primarily due to a $34,959 impairment charge that was recognized in the three months ended June 30, 2025. The impairment charge was attributable to the Company’s expedited sales strategy, constructions in process that will no longer be completed, and the continued increase of competition in the Michigan market. The remaining increase in loss resulted from continued market saturation and price compression in Michigan which negatively impacted gross margins.

Results of Operations - Six Months Ended June 30, 2025 and June 30, 2024

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the six months ended June 30, 2025 and 2024.

Revenue, net

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Revenue, net	$129,309	$136,471
$ change	$(7,162)
% change	-5%

Revenue decreased by $7,162, or 5% from $136,471 for the six months ended June 30, 2024 to $129,309 for the six months ended June 30, 2025. The decrease was primarily due to a $5,539 decline in wholesale revenue a $1,623 decline in retail revenue.

Wholesale revenue for the six months ended June 30, 2025 and June 30, 2024, reflected similar trends to the three month ended periods previously mentioned with declines across multiple markets primarily due to price compression partially offset by an increase driven by market share growth in Maryland from cultivation projects focused on expansion and high product quality.

Retail revenue for the six months ended June 30, 2025 and June 30, 2024, also followed similar trends to the three month ended periods previously mentioned with positive acquisitive growth and strong consumer demand in emerging markets, offset by lower foot traffic and reduced average order sizes in certain markets.

Cost of sales

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Total cost of sales	$61,393	$68,942
$ change	$(7,549)
% change	-11%
Cost of sales as a % of revenue	47%	51%

The decrease of $7,549, in cost of sales for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was mainly due to a decrease in sales volume. Cost of sales as a percentage of revenue decreased by 4% due to reduced unit costs and improved cost absorption on higher year-to-date sales.

General and administrative expense

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
General and administrative expense	$42,129	$43,709
$ change	$(1,580)
% change	-4%

The decrease of $1,580 in general and administrative expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 reflected similar trends to the three month ended periods previously mentioned with a reduction in professional fees and stock-based compensation, slightly offset by an increase in provision for expected credit losses.

Loss from revaluation of contingent consideration

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Loss from revaluation of contingent consideration	$346	$3,220
$ change	$(2,874)
% change	-89%

The loss of $346 for the six months ended June 30, 2025, compared to a loss of $3,220 for the six months ended June 30, 2024, reflects a decrease in the fair value of the contingent consideration liability. This change was primarily driven by the Company’s issuance of Common Shares, which triggered a reduction in the exercise price under the price protection agreement and significantly lowered the likelihood of additional Common Shares being issued. There was also an expiration of a contingent consideration liability during the six months ended June 30, 2025.

Gain on fair value of derivative liabilities

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Gain on fair value of derivative liabilities	$(376)	$(1,939)
$ change	$1,563
% change	-81%

The lower gain on derivative liabilities of $376 for the six months ended June 30, 2025 compared the gain of $1,939 for the six months ended June 30, 2024, reflects a reduced fair value impact, as the Company’s stock price had already declined significantly in the prior period. As the derivative instruments remain out of the money and the stock price stabilizes at lower levels, subsequent remeasurements result in smaller gains. The warrant liability also expired in the six months ended June 30, 2025.

Provision for income taxes

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Provision for income taxes	$20,105	$16,779
$ change	$3,326
% change	20%

The change in provision for income taxes from $16,779 for the six months ended June 30, 2024 as compared to a provision for income taxes of $20,105 for the six months ended June 30, 2025 was primarily driven by accrued interest and penalties.

Discontinued Operations

Discontinued Operations

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Loss from discontinued operations, net of tax	$(46,305)	$(5,607)
$ change	$(40,698)
% change	726%

The change in loss from discontinued operations, net of tax from $5,607 for the six months ended June 30, 2024 as compared to the loss from discontinued operations, net of tax of $46,305 reflected similar trends to the three month ended periods previously mentioned with a $34,959 impairment charge that was recognized in the six months ended June 30, 2025 attributable to the Company’s expedited sales strategy, constructions in process that will no longer be completed, and the continued increase of competition in the Michigan market and continued market saturation and price compression in Michigan which negatively impacted gross margins.

Liquidity and Capital Resources

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$26,672	$26,381
Restricted Cash	110	606
Current assets	133,083	176,888
Non-current assets	438,924	430,343
Current liabilities	91,663	91,049
Non-current liabilities	361,957	339,366
Working capital	41,420	85,839
Total shareholders' equity	$118,387	$176,816

The calculation of working capital provides additional information and is not defined under accounting principles generally accepted in the United States of America ("GAAP"). The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $787,388 as of June 30, 2025.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

The Company had $212,059 in principal amounts of loans payable at June 30, 2025. Of this amount, $703 are due within the next twelve months.

The Company entered into leases for certain premises and offices for which it owes monthly lease payments. The Company had $65,311 in lease obligations. Of this amount, $4,687 are due in the next twelve months.

The Company's undiscounted contingent consideration payable was $1,672 at June 30, 2025, which is due in the next twelve months. The contingent consideration payable relates to the Company's acquisition of the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The contingent consideration is based upon the price protection of Common Shares issued under the terms of the applicable acquisition agreement. The contingent consideration is measured at fair value using the Black-Scholes Model and revalued at the end of each reporting period.

At June 30, 2025, the Company had accounts payable and accrued liabilities of $37,008 and corporate income taxes payable of $12,694.

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

Debt Facilities

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	Principal Paid during the Six Months Ended June 30, 2025	Principal Outstanding as of June 30, 2025
	(In thousands)
FocusGrowth Term Loan	$—	$140,000
Pelorus Term Loan	—	45,478
Maryland Acquisition Loans	1,963	16,373
FG Bridge Loan	—	5,193
Ratio Promissory Note	—	3,980
Other Loans	3	1,035
Total	$1,966	$212,059

FocusGrowth Term Loan

On August 1, 2024, the Company and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and, pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers, and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement for a four-year, $140,000 senior-secured term loan Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. The FG Loan is guaranteed by the Company and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the outstanding principal balance of the FG Loan will be due upon either the date of prepayment or the FG Loan Maturity Date.

As of June 30, 2025, there was an outstanding principal amount of $140,000 under the FG Loan.

Subsequent to June 30, 2025, TerrAscend Growth Corp., TerrAscend USA, Inc., TerrAscend NJ LLC, TER Holding MD, Inc., and WDB Holding MD, Inc., including certain of each of their respective subsidiaries, and other borrowers, all of which are entities that are consolidated in the financial statements of the Company, became parties to the FG Loan as borrowers pursuant to a joinder agreement, and through the FG Loan Amendment, which provided for an additional $79,000 upsize to the existing FG Loan. Additionally, the Amendment provides for the $35,000 Uncommitted Term Loan Facility. The full amount of the FG Loan Amendment of $79,000 was drawn on July 8, 2025, $68,000 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives.

On July 15, 2025, the Company drew $3,000 of the Uncommitted Term Loan Facility.

Pelorus Term Loan

On October 11, 2022, subsidiaries of TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC for a single-draw senior secured term loan in an aggregate principal amount of $45,478. The Pelorus Term Loan is based on a variable rate tied to one month SOFR, subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months and matures on October 11, 2027. The base rate is defined as, on any day, the greatest of: (i) 2.5%, (b) the effective federal funds rate in effect on such day plus

0.5%, and (c) one month SOFR in effect on such day. The obligations of the borrowers under the Pelorus Term Loan are guaranteed by the Company, TerrAscend USA and certain other subsidiaries of the Company and are secured by all of the assets of TerrAscend's New Jersey businesses and certain assets of TerrAscend's Maryland business, including certain real estate in Maryland. The Pelorus Term Loan is not secured by any of the MD dispensaries.

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

As of June 30, 2025, there was an outstanding principal amount of $45,478 under the Pelorus Term Loan.

Subsequent to June 30, 2025, on July 8, 2025, the Company retired the Pelorus Term Loan and paid the outstanding principal amount of $45,478.

Maryland Acquisition Loans

In connection with the Maryland Acquisitions, the Company entered into a series of promissory notes with an aggregate principal amount of $20,625 that bear interest at rates ranging from 7.0% to 10.75% with maturity dates ranging from June 28, 2025 to June 30, 2027.

As of June 30, 2025, there was an outstanding principal amount of $16,373 under the promissory notes related to the Maryland acquisitions.

Subsequent to June 30, 2025, on July 8, 2025, the Company retired a series of promissory notes and paid an outstanding principal amount of $12,877.

Ratio Acquisition Loans

On May 6, 2025, the Company and Ohio Dispensing 1, LLC, a consolidated entity of the Company, completed the acquisition of certain assets of Ratio Cannabis LLC, a dispensary in Ohio. In connection with the Ratio Acquisition, Ohio Dispensing 1, LLC, and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement for a $5,208 term loan. The FG Bridge Loan bears interest at 12.75% per annum and matures on November 2, 2025.

As of June 30, 2025, there was an outstanding principal amount of $5,193 under the FG Bridge Loan.

Subsequent to June 30, 2025, the Company retired the FG Bridge Loan and paid the outstanding principal amount of $5,280.

Additionally, as a part of the Ratio Acquisition, the Company entered into a promissory note for $3,980 bearing 6% interest with a two-year maturity.

As of June 30, 2025, there was an outstanding principal amount of $3,980 under the Ratio Promissory Note.

Class A Share of TerrAscend Growth

In connection with the listing of the Common Shares on the TSX, the Company reorganized its ownership structure to segregate the Company’s Canadian retail operations from TerrAscend's cultivation and manufacturing operations in the United States. As a result, TerrAscend issued Class A Shares to the Investor pursuant to the terms of the Subscription Agreement. Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the option. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following the five-year anniversary of the closing of the investment to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of June 30, 2025, there was an outstanding principal amount of $1,000.

Share Repurchases

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

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

During the second quarter of 2025, the Company repurchased 535,000 common shares under the share repurchase program for total consideration of approximately $157. As of June 30, 2025, the Company had a total of 8,720,600 Common Shares remaining that can be authorized for repurchase.

Cash Flows

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Cash flows provided by operating activities

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$10,821	$26,139

The decrease of $15,318 in net cash provided by operating activities for the six months ended June 30, 2025 as compared to six months ended June 30, 2024 is primarily driven by an increase in working capital including a reduction of accounts payable and an increase in income taxes paid.

Cash flows used in investing activities

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Net cash used in investing activities	$(11,118)	$(4,843)

The increase of $6,275 in net cash used in investing activities for the six months ended June 30, 2025 as compared to six months ended June 30, 2024 is primarily driven by the cash consideration paid of $5,261 for the Ratio Cannabis acquisition in the second quarter of 2025.

Cash flows provided by (used in) financing activities

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by (used in) financing activities	$283	$(16,542)

The change of $16,825 in net cash provided by (used in) financing activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily driven by $5,000 of loan proceeds, net of transaction costs, related to the Ratio Cannabis acquisition. The change also reflects fewer loan principal payments due during the six months ended June 30, 2025 as a result of debt refinancing and paydowns completed in 2024.

Reconciliation of Non-GAAP Measures

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates: (i) Free cash flow from net cash provided by operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) EBITDA from continuing operations and Adjusted EBITDA from continuing operations as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, unrealized and realized (gain) loss on investments, (gain) loss from revaluation of contingent consideration, unrealized and realized foreign exchange (gain) loss, gain on fair value of derivative liabilities, impairment of property and equipment and right of use assets, gain on lease terminations, and certain other items, which management believes is not reflective of the ongoing operations and performance of the Company. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2025 and 2024:

		For the Three Months Ended		For the Six Months Ended
	Notes	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		(In thousands)
Net loss		$(48,107)	$(6,237)	$(60,376)	$(21,088)
Loss (income) from discontinued operations		41,701	(48)	46,305	5,607
Loss from continuing operations		(6,406)	(6,285)	(14,071)	(15,481)

Add (deduct) the impact of:
Provision for income taxes		9,598	9,126	20,105	16,779
Finance expenses		8,962	8,745	17,383	17,140
Amortization and depreciation		3,784	3,780	7,729	7,576
EBITDA from continuing operations	(a)	15,938	15,366	31,146	26,014
Add (deduct) the impact of:
Share-based compensation	(b)	779	1,960	2,293	3,445
Unrealized and realized (gain) loss on investments	(c)	(7)	227	735	227
(Gain) Loss from revaluation of contingent consideration	(d)	(34)	1,827	346	3,220
Gain on fair value of derivative liabilities	(e)	(279)	(2,922)	(376)	(1,939)
Unrealized and realized foreign exchange (gain) loss	(f)	(648)	104	(607)	389
Impairment of property and equipment and right of use assets	(g)	—	—	—	2,438
Gain on lease termination	(h)	—	(1,169)	—	(1,169)
Other one-time items	(i)	267	1,879	625	2,665
Adjusted EBITDA from continuing operations		$16,016	$17,272	$34,162	$35,290

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net loss.
b)
Represents non-cash share-based compensation expense.
c)
Represents unrealized and realized loss on fair value changes investments.
d)
Represents the revaluation of the Company's contingent consideration liabilities.
e)
Represents the gain on fair value of conversion options.
f)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
g)
Represents impairment charges taken on the Company's property and equipment and right of use assets.
h)
Represents the gain taken as a result on lease termination.

i)
Includes one-time fees incurred primarily in connection with the Company's acquisitions and other costs considered one-time in nature, such as expenses related to professional, consulting, legal, and accounting fees. These fees are not indicative of the Company's ongoing costs.

Adjusted EBITDA from continuing operations was relatively flat for the three and six months ended June 30, 2025 as compared to three and six months ended June 30, 2024.

The table below reconciles net cash provided by operating activities from continuing operations to free cash flow for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(In thousands)
Net cash provided by operating activities - continuing operations	$18,479	$33,316
Capital expenditures for property and equipment	(4,650)	(4,094)
Free Cash Flow	$13,829	$29,222

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or results of operations. As of June 30, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company's Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

On August 20, 2024, the Board approved a share repurchase program to repurchase up to $10,000 of Common Shares. The share repurchase program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2024 until August 21, 2025. The share repurchase program authorizes the Company to repurchase up to 65,361 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 261,445 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. During the second quarter of 2025, the Company repurchased Common Shares as set forth below:

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Share	Total Number of Common Shares as Part of a Publicly Announced Program	Number of Common Shares that may yet be Purchased under the Program
April 1 through April 30, 2025	—	$—	—	9,255,600
May 1 through May 31, 2025	141,000	$0.38	141,000	9,114,600
June 1 through June 30, 2025	394,000	$0.26	394,000	8,720,600
For the Quarter Ended June 30, 2025	535,000	$0.29	535,000	8,720,600

ABI SF LLC Issuance

As previously disclosed, on January 23, 2020, the Company and certain consolidated entities acquired 49.9% of the outstanding equity interests in ABI SF, LLC. On January 19, 2024, the Company entered into an amendment to the original purchase agreement, pursuant to which the Company acquired the remaining 50.1% of outstanding equity interests in ABI SF, LLC. Pursuant to the amendment to the original purchase agreement, on June 2, 2025, the Company issued an aggregate of 2,119,451 common shares to the seller parties thereto at a price of $0.38 per share, which represents the twenty (20)-day volume-weighted average price of the Company’s common shares on the OTCQX for the period ending on May 20, 2025, for a total approximate aggregate value of $805.

The securities described above were offered and sold in reliance upon (i) an exemption from registration provided by Section 4(a)(2) of the Securities Act, and (ii) exemptions from the formal valuation and minority shareholder approval requirements of MI 61–101 contained in sections 5.5(a) and 5.7(1)(a) of MI 61–101 in respect of the Insider Participation as the fair market value (as determined under MI 61-101) of the Insider Participation in the Private Placement is below 25% of the Company’s market capitalization (as determined in accordance with MI 61-101).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Disclosure in Lieu of Form 8-K Reporting

On June 30, 2025, the Company filed a Current Report on Form 8-K (the “Original Form 8-K”) disclosing, among other things, the approval by the Board of certain restructuring actions related to the Company’s exit from the Michigan market, which is discussed under the caption “Recent Developments” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

At the time of the filing of the Original Form 8-K, the Company was unable to make a good faith determination of an estimate or range of estimates required by paragraphs (b), (c) and (d) of Item 2.05 of Form 8-K with respect to the foregoing. The following disclosure amends, updates and restates the disclosure contained in Item 2.05 of the Original Form 8-K for the purpose of providing these estimates and serves as the required amendment to the Original Form 8-K.

Under Items 2.05 Costs Associated with Exit or Disposal Activities.

As previously disclosed, on June 27, 2025, the Board approved certain restructuring actions related to the Company’s exit from the Michigan market, aimed at enabling the Company to focus on its operations in its more profitable markets. As part of the exit plan, the Company intends to sell of the Company’s Michigan assets, including four cultivation and processing facilities, twenty retail dispensaries and real estate. The actions are expected to include an overall reduction of approximately 21% of the Company’s workforce of approximately 1,200 as of June 30, 2025, with most of this reduction expected to occur by the end of the fourth quarter of fiscal year 2025. The Company expects the workforce reduction to comply with applicable laws. As a result, the Company estimates that it will incur approximately $1,050 to $1,200 in cash expenditures for employee transition, notice period and severance payments, and employee benefits.

The Company is currently engaged in an active program to sell the assets of TerrAscend MI, which is expected to be substantially completed in the second half of 2025. TerrAscend MI is presented as discontinued operations and has been excluded from continuing operations for all periods presented. As a result, the Company recognized a total impairment loss of $34,959 on certain buildings, equipment and leasehold improvements. Refer to Note 7 in the Consolidated Financial Statements for additional information.

Upon full implementation, the company expects the plan to result in reduced annual run-rate expenses by more than $200,000 by the end of its 2025 fiscal year. We may not be able to realize the cost savings and benefits initially anticipated, and costs may be greater than expected.

Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 6, 2025, the Board appointed Ziad Ghanem as Principal Financial Officer of the Company in addition to his current role as President and Chief Executive Officer, effective immediately.

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

TerrAscend Corp.

Date: August 7, 2025	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)