Form 10-Q
period 2025-09-30
TerrAscend Corp.
filed 2025-11-06
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 305,483,308 common shares, no par value, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	2
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2025 and 2024	3
	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	45
Signatures		47

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that TerrAscend Corp. (the "Issuer") believes are, or may be considered to be, “forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of the industry in which the Issuer, its subsidiaries, including TerrAscend Growth Corp. ("TerrAscend") and its subsidiaries (collectively, the "Company") operate or the Company's prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "can", “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to:

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
•
the expected impact of taxation on the Company's profitability and the uncertainty around timing of any legislative changes that may result in unfavorable tax treatment;
•
the expected growth in the number of the Company's dispensaries and changes to the jurisdictions in which the Company operates;
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
•
the possibility of actions by individuals, or United States federal government enforcement actions, against the Company and the potential impact of such actions on the Company;
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
•
expectations regarding the Company's Share Repurchase Program (as defined below); and
•
other risks and uncertainties, including those referenced under the section titled “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Certain of the forward-looking statements contained herein concerning the cannabis industry and the general expectations of the Company concerning the cannabis industry are based on estimates prepared by the Company using data from publicly-available governmental sources as well as from market research and industry analysis and on assumptions based on data and knowledge of the cannabis industry. Such data is inherently imprecise. The cannabis industry involves risks and uncertainties that are subject to change based on various factors, which are described below.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$36,516	$26,381
Restricted cash	110	606
Accounts receivable, net	17,116	20,224
Investments	991	1,727
Inventory	33,942	39,672
Prepaid expenses and other current assets	4,962	5,123
Assets from discontinued operations, current	25,728	83,155
Total current assets	119,365	176,888
Non-current assets
Property and equipment, net	125,633	124,165
Deposits	168	168
Operating lease right of use assets	28,253	28,755
Intangible assets, net	171,559	169,604
Goodwill	109,770	106,929
Other non-current assets	512	722
Total non-current assets	435,895	430,343
Total assets	$555,260	$607,231

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$35,993	$40,349
Deferred revenue	3,885	3,575
Convertible debt, current	10,355	—
Loans payable	572	6,761
Contingent consideration payable	179	3,121
Operating lease liability	1,236	1,322
Derivative liability	893	92
Corporate income tax payable	8,338	11,531
Liabilities from discontinued operations	14,856	24,298
Total current liabilities	76,307	91,049
Non-current liabilities
Loans payable	211,911	183,461
Operating lease liability	30,542	30,664
Derivative liability	—	451
Convertible debt, non-current	—	9,114
Deferred income tax liability	8,720	8,428
Contingent consideration payable	—	172
Liability on uncertain tax position	132,213	106,991
Other long term liabilities	86	85
Total non-current liabilities	383,472	339,366
Total liabilities	459,779	430,415
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 10,850 and 12,350 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common shares, no par value, unlimited shares authorized; 306,967,397 and 293,232,131 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, no par value; nil and 129,500 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	958,927	952,463
Accumulated other comprehensive income	2,168	3,011
Accumulated deficit	(867,229)	(778,514)
Non-controlling interest	1,615	(144)
Total shareholders' equity	95,481	176,816
Total liabilities and shareholders' equity	$555,260	$607,231

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue, net	$65,101	$65,161	$194,410	$201,632

Cost of sales	31,176	31,950	92,568	100,892

Gross profit	33,925	33,211	101,842	100,740

Operating expenses:
General and administrative	21,327	24,717	63,456	68,426
Amortization and depreciation	1,457	1,240	4,030	3,793
Impairment of property and equipment and right of use assets	—	—	—	2,438
Other operating income	—	—	—	(1,169)
Total operating expenses	22,784	25,957	67,486	73,488

Income from operations	11,141	7,254	34,356	27,252

Other expense (income)
Finance and other expenses	8,952	8,291	26,034	25,094
Unrealized and realized loss (gain) on investments	1	(14)	736	213
(Gain) loss from revaluation of contingent consideration	(1,171)	327	(825)	3,547
Loss on extinguishment of debt	1,432	2,096	1,432	2,096
Loss (gain) on fair value of derivative liabilities	723	(669)	347	(2,608)
Unrealized and realized foreign exchange loss (gain)	77	(214)	(530)	175
Income (loss) from continuing operations before provision for income taxes	1,127	(2,563)	7,162	(1,265)
Provision for income taxes	11,034	13,273	31,139	30,052
Net loss from continuing operations	$(9,907)	$(15,836)	$(23,977)	$(31,317)

Discontinued operations:
Loss from discontinued operations, net of tax	$(14,647)	$(5,583)	$(60,952)	$(11,191)
Net loss	$(24,554)	$(21,419)	$(84,929)	$(42,508)

Foreign currency translation adjustment	3	1,872	843	1,214
Comprehensive loss	$(24,557)	$(23,291)	$(85,772)	$(43,722)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(11,112)	$(17,565)	$(27,762)	$(37,193)
Non-controlling interests	$1,205	$1,729	3,785	$5,876

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(25,762)	$(25,020)	$(89,557)	$(49,598)
Non-controlling interests	$1,205	$1,729	3,785	$5,876

Net loss per share - basic & diluted:
Continuing operations	$(0.04)	$(0.06)	$(0.09)	$(0.13)
Discontinued operations	(0.05)	(0.02)	(0.20)	(0.04)
Net loss per share - basic & diluted (1)	$(0.08)	$(0.08)	$(0.30)	$(0.17)
Weighted average number of outstanding common shares - basic & diluted	306,302,270	291,647,146	299,550,448	291,252,902

(1) The sum of the individual per share amounts may not add due to rounding.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816
Shares issued - stock options, warrant and RSU exercises	54,350	—	—	—	54,350	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,514	—	—	—	1,514
Capital distributions	—	—	—	—	—	—	—	—	—	(738)	(738)
Repurchase of common stock, including excise tax	(637,000)	—	—	—	(637,000)	129,500	(231)	—	—	—	(231)
Net (loss) income for the period	—	—	—	—	—	—	—	—	(13,571)	1,302	(12,269)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	—	14
Balance at March 31, 2025	292,649,481	63,492,038	12,350	600	369,091,723	—	$953,746	$3,025	$(792,085)	$420	$165,106
Shares issued - stock options, warrant and RSU exercises	354,950	—	—	—	354,950	—	—	—	—	—	—
Shares issued - acquisitions	4,570,637	—	—	—	4,570,637	—	1,278	—	—	—	1,278
Shares issued - conversion	1,500,000	—	(1,500)	—	1,500,000	—	—	—	—	—	—
Shares issued - price protection adjustment	7,577,349	—	—	—	7,577,349	—	1,581	—	—	—	1,581
Repurchase of common stock, including excise tax	(535,000)	—	—	—	(535,000)	—	(146)	—	—	—	(146)
Share-based compensation expense	—	—	—	—	—	—	779	—	—	—	779
Capital distributions	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Net loss for the period	—	—	—	—	—	—	—	—	(49,385)	1,278	(48,107)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(854)	—	—	(854)
Balance at June 30, 2025	306,117,417	63,492,038	10,850	600	382,559,659	—	$957,238	$2,171	$(841,470)	$448	$118,387
Shares issued - stock options, warrant and RSU exercises	125,919	—	—	—	125,919	—	—	—	—	—	—
Shares issued - price protection adjustment	724,061	—	—	—	724,061	—	323	—	—	—	323
Share-based compensation expense	—	—	—	—	—	—	1,366	—	—	—	1,366
Capital distributions	—	—	—	—	—	—	—	—	—	(58)	(58)
Derecognition of non-controlling interest	—	—	—	—	—	—	—	—	—	20	20
Net loss for the period	—	—	—	—	—	—	—	—	(25,759)	1,205	(24,554)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	—	(3)
Balance at September 30, 2025	306,967,397	63,492,038	10,850	600	383,409,639	—	$958,927	$2,168	$(867,229)	$1,615	$95,481

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	364,769,739	—	$944,859	$1,799	(704,162)	(1,756)	$240,740
Shares issued - stock options, warrant and RSU exercises	69,229	—	—	—	69,229	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,485	—	—	—	1,485
Options and warrants expired/forfeited	—	—	—	—	—	—	(3,819)	—	3,819	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(337)	(337)
Acquisition of non-controlling interest	2,888,088	—	—	—	2,888,088	—	3,300	—	—	1,374	4,674
Net (loss) income for the period	—	—	—	—	—	—	—	—	(17,055)	2,204	(14,851)
Foreign currency translation adjustment	—	—	—	—	—	—	—	398	—	—	398
Balance at March 31, 2024	291,284,814	63,492,038	12,350	600	367,727,056	—	$945,825	$2,197	$(717,398)	$1,485	$232,109
Shares issued - stock options, warrant and RSU exercises	222,616	—	—	—	222,616	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,960	—	—	—	1,960
Options and warrants expired/forfeited	—	—	—	—	—	—	(1,988)	—	1,988	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(1,946)	(1,946)
Net loss for the period	—	—	—	—	—	—	—	—	(8,180)	1,943	(6,237)
Foreign currency translation adjustment	—	—	—	—	—	—	—	260	—	—	260
Balance at June 30, 2024	291,507,430	63,492,038	12,350	600	367,949,672	—	$945,797	$2,457	$(723,590)	$1,482	$226,146
Shares issued - stock options, warrant and RSU exercises	12,098	—	—	—	12,098	—	—	—	—	—	—
Shares issued - price protection adjustment	874,730	—	—	—	874,730	—	693	—	—	—	693
Share-based compensation expense	—	—	—	—	—	—	4,275	—	—	—	4,275
Options and warrants expired/forfeited	—	—	—	—	—	—	(73)	—	73	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(2,150)	(2,150)
Repurchase of common stock, including excise tax	—	—	—	—	—	107,400	(138)	—	—	—	(138)
Net loss for the period	—	—	—	—	—	—	—	—	(23,148)	1,729	(21,419)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(291)	—	—	(291)
Balance at September 30, 2024	292,394,258	63,492,038	12,350	600	368,836,500	107,400	$950,554	$2,166	$(746,665)	$1,061	$207,116

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Operating activities
Net loss from continuing operations	$(23,977)	$(31,317)
Adjustments to reconcile net loss to net cash provided by operating activities
Accretion expense and accrued interest	6,128	8,448
Depreciation of property and equipment and amortization of intangible assets	11,663	11,357
Amortization of operating right-of-use assets	1,208	1,163
Share-based compensation	3,659	7,720
Deferred income tax expense (benefit)	291	(986)
Loss (gain) on fair value of derivative liabilities	347	(2,608)
Unrealized and realized loss on investments	736	213
(Gain) loss from revaluation of contingent consideration	(825)	3,547
Provision for expected credit loss (recovery)	988	(1,136)
Loss on extinguishment of debt	1,432	2,096
Unrealized and realized foreign exchange (gain) loss	(530)	175
Impairment and other	(5)	1,270
Changes in operating assets and liabilities
Receivables	2,084	671
Inventory	6,056	1,005
Accounts payable and accrued liabilities	(5,336)	(3,187)
Income taxes payable and tax related liabilities	22,027	42,998
Prepaid expense and other current assets	49	(1,129)
Other assets and liabilities	(396)	(876)
Net cash provided by operating activities - continuing operations	25,599	39,424
Net cash used in operating activities - discontinued operations	(12,085)	(11,222)
Net cash provided by operating activities	13,514	28,202

Investing activities
Investment in property and equipment	(6,898)	(4,111)
Investment in note receivable, net of interest received	165	(1,523)
Investment in intangible assets	(726)	(115)
Cash portion of consideration paid in acquisitions, net of cash acquired	(5,128)	(250)
Net cash used in investing activities - continuing operations	(12,587)	(5,999)
Net cash used in investing activities - discontinued operations	(877)	(270)
Net cash used in investing activities	(13,464)	(6,269)

Financing activities
Proceeds from loan payable, net of transaction costs	78,944	129,382
Loan principal paid	(65,898)	(136,290)
Capital distributions paid to non-controlling interests	(2,046)	(4,433)
Payment for contingent consideration	(386)	—
Payments made for financing obligations and finance lease	—	(271)
Loan exit fee paid	(233)	(500)
Repurchases of common shares	(377)	(138)
Net cash provided by (used in) financing activities- continuing operations	10,004	(12,250)
Net cash used in financing activities- discontinued operations	—	(8,066)
Net cash provided by (used in) financing activities	10,004	(20,316)

Net increase in cash and cash equivalents and restricted cash during the period	10,054	1,617
Net effects of foreign exchange	(415)	278
Cash and cash equivalents and restricted cash, beginning of the period	26,987	25,347
Cash and cash equivalents and restricted cash, end of the period	$36,626	$27,242

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental disclosure with respect to cash flows
Cash paid (received) for income tax, net	$9,623	$(8,449)
Interest paid	$20,627	$17,877
Non-cash transactions
Equity issued for acquisitions	$1,278	$4,674
Equity issued for price protection on contingent consideration	$1,904	$693
Change in accrued capital expenditures	$1,321	$131

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

1. Nature of operations

TerrAscend Corp. (the "Issuer") was incorporated under the Business Corporations Act (Ontario) on March 7, 2017. The Issuer, through its subsidiaries, including TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, "the Company”), is a leading North American cannabis company. TerrAscend has vertically integrated licensed operations in Pennsylvania, New Jersey, Maryland and California and a retail operation in Ohio. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. In the United States, TerrAscend’s cultivation and manufacturing provide product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under United States ("United States" or "U.S.") federal law for any purpose, by way of the Controlled Substances Act of 1970.

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

The common shares in the capital of the Company ("Common Shares") commenced trading on the Canadian Securities Exchange ("CSE") on May 3, 2017 under the ticker symbol "TER" and continued trading on the CSE until the listing of the Common Shares on the Toronto Stock Exchange (the "TSX"). Effective July 4, 2023, the Common Shares commenced trading on the TSX under the ticker symbol "TSND". The Common Shares commenced trading on the OTCQX in the United States on October 22, 2018 under the ticker symbol "TRSSF", which was subsequently changed to "TSNDF", effective July 6, 2023. The Company’s registered office is located at 77 City Centre Drive, Suite 501, Mississauga, Ontario, L5B 1M5, Canada.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements included herein (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the year ended December 31, 2025, or any other interim or future periods.

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

(b) Discontinued operations and assets held for sale

During the three months ended June 30, 2025, the Company committed to a plan to exit the Michigan market. As of September 30, 2025, the Company remains engaged in an active program to sell the assets of the Michigan business which is expected to be substantially completed by the end of 2025.

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

The Company determined that its plan to exit the Michigan market is a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of TerrAscend Michigan ("TerrAscend MI") are presented as held for sale in accordance with ASC 360-10, Impairment or Disposal of Long Lived Assets ("ASC 360-10") in the unaudited interim condensed consolidated balance sheets ("Consolidated Balance Sheets"), the operating results are presented as discontinued operations in the unaudited interim condensed consolidated statements of operations ("Consolidated Statements of Operations and Comprehensive Loss"), and net cash used is presented as discontinued operations in the statements of cash flows. The Company's assets to be disposed of and for which there is a committed plan of disposal are classified as assets held for sale and at the lower of carrying value or fair value, less costs to sell.

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

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Trade receivables	$16,806	$19,002
Sales tax receivable	1,007	970
Other receivables	538	563
Provision for current expected credit losses	(1,235)	(311)
Total receivables, net	$17,116	$20,224

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	September 30, 2025	December 31, 2024
	(In thousands)
Trade receivables	$16,806	$19,002
Less: provision for current expected credit losses	(1,235)	(311)
Total trade receivables, net	$15,571	$18,691

Of which
Current	11,653	11,211
31-90 days	1,807	3,998
Over 90 days	3,346	3,793
Less: current expected credit losses	(1,235)	(311)
Total trade receivables, net	$15,571	$18,691

5.
Acquisitions

Ratio Cannabis

On May 6, 2025 ("Ratio Acquisition Date"), the Company completed the acquisition of certain assets of Ratio Cannabis, LLC, a licensed cannabis operator, to expand its operational footprint to include Ohio. The total fair value consideration transferred in connection with the acquisition was $10,103. The fair value consideration was comprised of: (i) $5,261 in cash, (ii) a $3,564 secured promissory note bearing interest at a rate of 6.00% and maturing on May 6, 2027, and (iii) 4,570,637 Common Shares (the Ratio Share Consideration") valued at $1,278 using the trading price of the Common Shares on the Ratio Acquisition Date less the applicable share restriction discount, as described below, of 30%.

The Ratio Share Consideration was subject to a statutory holding period restriction of six months, and therefore, a share restriction discount was considered in determining the fair value of the Ratio Share Consideration on the date of issuance, using an option pricing model.

The following table represents the fair value of assets acquired and liabilities assumed as of the Ratio Acquisition Date and allocation of the consideration to net assets acquired:

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

Costs related to this transaction were $122, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the nine months ended September 30, 2025.

On a standalone basis, had the Company acquired the business on January 1, 2025, sales estimates would have been $5,830 for the nine months ended September 30, 2025 and net income estimates would have been $1,222. Actual sales and net income since the Ratio Acquisition Date are $3,112 and $352, respectively.

Contingent consideration

The balances of the Company's contingent considerations are as follows:

	State Flower	Apothecarium	Peninsula	Total
	(In thousands)
Carrying amount, December 31, 2024	$787	$2,120	$386	$3,293
Settlement of contingent consideration	—	—	(386)	(386)
Payments of contingent consideration	(532)	(1,371)	—	(1,903)
Loss on revaluation of contingent consideration	(224)	(601)	—	(825)
Carrying amount, September 30, 2025	$31	$148	$—	$179
Less: current portion	(31)	(148)	—	(179)
Non-current contingent consideration	$—	$—	$—	$—

On June 2, 2025, the Company issued an additional 7,577,349 Common Shares, and on September 19, 2025, the Company issued an additional 724,061 Common Shares, each related to the contingent liability from the previous acquisitions of State Flower and The Apothecarium businesses.

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory and is comprised of the following items:

	September 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$705	$400
Finished goods	15,366	16,182
Work in process	16,424	21,548
Accessories, supplies and consumables	1,447	1,542
Total inventory	$33,942	$39,672

7.
Discontinued operations

During the three months ended June 30, 2025, the Company committed to a plan to exit the Michigan market. The Company received approval from the Board, together with TerrAscend Corp.’s consolidated entities. As of September 30, 2025, the Company remains engaged in an active program to sell the assets of TerrAscend MI, which is expected to be substantially completed in the second half of 2025. The Company determined that its decision to exit the Michigan market is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table summarizes the major classes of assets and liabilities of TerrAscend MI as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Current assets from discontinued operations
Accounts receivable, net	$83	$656
Inventory	1,447	9,128
Prepaid expenses and other current assets	1,007	917
Property and equipment, net	16,976	59,854
Operating lease right of use assets	6,215	12,600
Total current assets from discontinued operations	$25,728	$83,155

Current liabilities from discontinued operations
Accounts payable and accrued liabilities	$5,438	$6,376
Deferred revenue	20	1,554
Operating lease liability	6,554	12,994
Finance lease liability	1,923	1,864
Other liabilities	921	1,510
Total current liabilities from discontinued operations	$14,856	$24,298

The following table presents the results of operations of TerrAscend MI for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Revenue, net	$4,708	$9,007	$17,591	$30,692

Cost of Sales	9,058	6,003	17,936	18,803

Gross profit	(4,350)	3,004	(345)	11,889

Operating expenses:
General and administrative	3,556	6,834	15,877	15,193
Amortization and depreciation	—	963	1,040	2,815
Impairment of property and equipment	6,312	—	41,271	—
Loss on lease termination	1,750	—	1,750	—
(Gain) loss on disposal of fixed assets	(59)	8	(2)	(9)
Total operating expenses	11,559	7,805	59,936	17,999

Other expense (income)
Finance and other expenses	11	(319)	137	359
(Loss) income from discontinued operations before provision for income taxes	(15,920)	(4,482)	(60,418)	(6,469)
Provision for income taxes	(1,273)	1,101	534	4,722
Net (loss) income from discontinued operations, net of tax	$(14,647)	$(5,583)	$(60,952)	$(11,191)

The total amount of costs expected to be incurred in connection with the Michigan exit is between $1,050 to $1,200 in cash expenditures for employee transition, notice period and severance payments, and employee benefits. During the three months ended

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

September 30, 2025, the Company incurred $304 of restructuring costs. Total cumulative restructuring costs are $304 as of September 30, 2025.

ASC 360-10 requires a held-for-sale disposal group to be measured at the lower of its carrying amount and fair value less cost to sell. The Company adjusted the carrying amount of the fixed assets in the disposal group within the scope of ASC 360-10 relating to certain buildings, equipment, and leasehold improvements. During the three and nine months ended September 30, 2025, the Company recognized impairment loss of $6,312 and $41,271, respectively. The fair value of the disposal groups was primarily determined based on purchase offers from market participants. An estimated cost to sell of 4% was used in the valuations. The impairments were primarily attributable to the Company’s expedited sales strategy, constructions in process that will no longer be completed, and the continued increase of competition in the Michigan market.

During the three months ended September 30, 2025, the Company recognized an inventory impairment charge of $3,320, recorded in cost of goods sold, to reduce the carrying value of certain inventory items to their net realizable value. The impairment charge was primarily related to inventory designated for sale below cost.

8.
Property and equipment

Property and equipment consisted of:

	September 30, 2025	December 31, 2024
	(In thousands)
Land	$3,235	$3,235
Assets in process	1,186	1,956
Buildings & improvements	131,477	123,568
Machinery & equipment	25,121	24,662
Office furniture & equipment	4,911	4,282
Total cost	165,930	157,703
Less: accumulated depreciation	(40,297)	(33,538)
Property and equipment, net	$125,633	$124,165

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

Depreciation expense was $2,202 and $6,840 for the three and nine months ended September 30, 2025, respectively, ($1,817 and $5,654 included in cost of sales) and $2,225 and $6,651 for the three and nine months ended September 30, 2024, respectively, ($1,818 and $5,393 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At September 30, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Finite lived intangible assets
Software	$2,784	$(1,502)	$1,282
Licenses	174,162	(28,657)	145,505
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	177,226	(30,439)	146,787
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$201,998	$(30,439)	$171,559

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

At December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Finite lived intangible assets
Software	$2,708	$(964)	$1,744
Licenses	167,459	(24,371)	143,088
Non-compete agreements	280	(280)	—
Total finite lived intangible assets	170,447	(25,615)	144,832
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$195,219	$(25,615)	$169,604

Amortization expense was $1,731 and $4,816 for the three and nine months ended September 30, 2025, respectively, ($660 and $1,979 included in cost of sales) and $1,555 and $4,700 for the three and nine months ended September 30, 2024, respectively, ($724 and $2,172 included in cost of sales).

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

(In thousands)
2025	$1,651
2026	6,593
2027	6,514
2028	6,464
2029	6,350
Thereafter	119,215
Total	$146,787

As of September 30, 2025, the weighted average amortization period remaining on intangible assets was 24.7 years.

The following table summarizes the activity in the Company’s goodwill balance:

(In thousands)
Balance at December 31, 2024	$106,929
Additions at acquisition date	2,841
Balance at September 30, 2025	$109,770

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

10.
Loans payable

The Company's loans payable consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Pelorus term loan retired July 2025
Principal amount	$—	$45,478
Deferred financing cost	—	(1,168)
Net carrying amount	$—	$44,310

Ratio promissory note due May 2027
Principal amount	$3,980	$—
Deferred financing cost	(332)	—
Net carrying amount	$3,648	$—

Maryland Acquisition loan due June 2027
Principal amount	$2,931	$18,029
Unamortized discount	(237)	(746)
Net carrying amount	$2,694	$17,283

FocusGrowth loan due August 2028
Principal amount	$222,105	$140,000
Unamortized discount and deferred financing cost	(18,418)	(12,799)
Exit fee accretion	1,422	390
Net carrying amount	$205,109	$127,591

Other loans	$1,032	$1,038
Total debt, net	$212,483	$190,222

Loans payable, current	572	6,761
Loans payable, non-current	211,911	183,461

Total principal	$230,048	$204,545

Total interest paid on all loan payables was $7,361 and $20,627 for the three and nine months ended September 30, 2025, respectively, and $5,332 and $17,931 for the three and nine months ended September 30, 2024, respectively. The Company had accrued interest on loans payable of $2,444 and $2,537 as of September 30, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets.

FocusGrowth Term Loan

On August 1, 2024, the Issuer and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the Administrative Agent (the "Agent") entered into a Loan Agreement (the “FG Loan”) for a four-year, $140,000 senior-secured term loan. Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Issuer and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

On July 8, 2025, the Incremental Amendment Borrowers (as defined below), became parties to the FG Loan as borrowers pursuant to a joinder agreement, by and among the Incremental Amendment Borrowers and the Agent, (the "FG Loan Amendment") which provides for a $79,000 upsize to the existing FG Loan. Net proceeds of the FG Loan were received in an amount equal to 95% of the $79,000. Additionally, the FG Loan Amendment provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Term Loan Facility"). The terms of the FG Loan Amendment and the Uncommitted Term Loan Facility are consistent with the initial FG Loan.

The Company drew down in full the $79,000 available under the FG Loan Amendment on July 8, 2025, $64,489 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives. This amendment was not considered extinguishment of debt under ASC 470, Debt.

On July 15, 2025, the Company drew $3,105 of the Uncommitted Term Loan Facility. Net proceeds of the FG Loan were received in an amount equal to 95% of the $3,105.

As of September 30, 2025, there was an outstanding principal amount of $222,105 under the FG Loan.

Pelorus Term Loan

On October 11, 2022, certain subsidiaries of TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC ("Pelorus") for a single-draw senior secured term loan (the “Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan was based on a variable rate tied to the one month Secured Overnight Financing Rate ("SOFR"), subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months and was set to mature on October 11, 2027.

On July 8, 2025, as described above, the Company entered into the FG Loan Amendment, of which, a portion of the proceeds was used to retire the Pelorus Term Loan and pay the full outstanding principal amount of $45,478. Due to the early retirement of the Pelorus Term Loan, the Company paid an exit fee of $233 and recognized a loss on extinguishment of debt of $1,192 on the Consolidated Statements of Operations and Comprehensive Loss.

Maryland Acquisition Loans

In connection with the acquisition of Derby 1, LLC on June 28, 2023 ("Peninsula"), Hempaid, LLC on June 30, 2023 ("Blue Ridge"), and Herbiculture Inc. on July 10, 2023 ("Herbiculture"), (collectively, the "Maryland Acquisitions"), the Company entered into promissory notes with an aggregate principal amount of $20,625 (the “Maryland Acquisition Loans”).

On July 8, 2025, as described above, the Company entered into the FG Loan Amendment, of which, a portion of the proceeds was used to retire a series of Maryland promissory notes and pay an outstanding principal amount of $13,077. Due to the early retirement of the certain Maryland promissory notes, the Company recognized a loss on extinguishment of debt of $240 on the Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2025, there was an outstanding principal amount of $2,931 under the Maryland Acquisition Loans associated with Blue Ridge, which bears interest at 7.0% with a maturity date of June 30, 2027.

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

On July 8, 2025, as described above, the Company entered into the FG Loan Amendment, of which, a portion of the proceeds was used to retire the FG Bridge Loan and pay the full outstanding principal amount of $5,208.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Ratio Promissory Note

Additionally, as a part of the Ratio Acquisition, the Company entered into a promissory note for $3,980 bearing 6% interest with a two-year maturity (the "Ratio Promissory Note").

As of September 30, 2025, there was an outstanding principal amount of $3,980 under the Ratio Promissory Note.

Other Loans

Class A Shares of TerrAscend Growth

In connection with the 2023 Reorganization (see Note 3), TerrAscend issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the repurchase right. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following June 28, 2028 to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

September 30, 2025
(In thousands)
2025	$175
2026	728
2027	6,024
2028 (1)	223,112
2029	7
Thereafter	2
Total principal payments	$230,048

(1) Balance excludes the Exit Fee, as described above within this note.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company was in compliance with its debt covenants as of September 30, 2025. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants.

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices and retail. The operating lease periods generally range from 1 to 24 years. The Company had no finance leases at September 30, 2025 and December 31, 2024.

Amounts recognized in the Consolidated Balance Sheets were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$28,253	$28,755

Operating lease liability classified as current	1,236	1,322
Operating lease liability classified as non-current	30,542	30,664
Total operating lease liabilities	$31,778	$31,986

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company recognized operating lease expense of $1,307 and $3,785 for the three and nine months ended September 30, 2025, respectively, and $1,295 and $4,002 for the three and nine months ended September 30, 2024, respectively.

Other information related to operating leases at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	12.9	13.2

Weighted-average discount rate
Operating leases	11.25%	11.19%

Supplemental cash flow information related to leases are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$3,535	$4,672
Right-of-use assets obtained in exchange for operating lease obligations	2,245	655

Undiscounted lease obligations are as follows:

Operating
(In thousands)
2025	$1,188
2026	4,594
2027	4,670
2028	4,750
2029	4,857
Thereafter	42,592
Total lease payments	62,651
Less: interest	(30,873)
Total lease liabilities	$31,778

12.
Convertible Debt

The Company's convertible debt consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	3,857	2,616
Net carrying amount	$10,355	$9,114

The Company had accrued interest on convertible debt of $1,866 and $1,200 as of September 30, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

13.
Shareholders' equity

Share Repurchase Authorization

On August 20, 2025, the Board approved a program to repurchase up to $10,000 of Common Shares (the "Share Repurchase Program"), which replaced the Company's share repurchase program previously in place (the "Original Program"). The Share Repurchase Program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2025 until August 21, 2026. The Share Repurchase Program authorizes the Company to repurchase up to 60,255 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 241,023 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

As of September 30, 2025, the Company had a total of 10,000,000 Common Shares remaining that can be authorized for repurchase. The following is a summary of the Common Shares that were repurchased for the three and nine months ended September 30, 2025 and 2024 under the Original Program:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands, except per share data)
Total Common Shares repurchased	—	107,400	1,042,500	107,400
Common Shares canceled	—	—	1,172,000	—
Weighted average price per share	$—	$1.24	$0.37	$1.24
Total cost	$—	$133	$360	$133
Excise tax (1)	$—	$5	$17	$5

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Consolidated Balance Sheets as of September 30, 2025 and 2024, as applicable.

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2024	23,370,627	859,012	$4.14	7.77
Granted	—	—	—	—
Expired	(117,147)	(79,660)	7.00	—
Outstanding, September 30, 2025	23,253,480	779,352	$4.27	7.05

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2024	3,590,334	—	$1.95	0.48
Granted	—	—	—	—
Expired	(3,590,334)	—	1.95	—
Outstanding, September 30, 2025	—	—	$—	—

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	$718	$3,553	$2,304	$5,640
Restricted share units	648	722	1,355	2,080
Total share-based payments	$1,366	$4,275	$3,659	$7,720

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2024	16,120,919	5.90	$3.13	$32
Granted	1,002,500	—	0.46	—
Exercised	—	—	—	—
Forfeited	(616,049)	—	2.77	—
Expired	(1,588,571)	—	4.48	—
Outstanding, September 30, 2025	14,918,799	5.40	$2.82	$440

Exercisable, September 30, 2025	11,078,854	4.30	$3.34	$71

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on September 30, 2025 and December 31, 2024, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on September 30, 2025 and December 31, 2024, respectively.

The fair value of the various stock options granted were estimated using the Black-Scholes Option Pricing Model (the "Black-Scholes Model") with the following assumptions:

	September 30, 2025	September 30, 2024
Volatility	75.76% - 80.21%	77.54% - 78.31%
Risk-free interest rate	3.86% - 4.12%	3.18% - 4.45%
Expected life (years)	4.87 - 6.25	4.01 - 10.01
Dividend yield	0.00%	0.00%

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

The total estimated fair value of stock options that vested during the nine months ended September 30, 2025 and 2024 was $3,925 and $5,647, respectively. As of September 30, 2025, total unrecognized compensation cost related to unvested options was $3,035, which is expected to be recognized over a weighted-average period of 1.96 years.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Repricing of Stock Options

On June 24, 2025 (the "Option Modification Date"), the Board approved a stock option repricing for employees and insiders of the Company (the "Option Repricing") pursuant to which the exercise price of certain outstanding options to purchase Common Shares under the Company's stock option plan will be reduced to $0.26 per share, which represented the five-day volume weighted average price of the Common Shares immediately preceding the Option Modification Date, subject to such employee or insider continuing to perform their duties on behalf of the Corporation for a period of at least twelve months following the Option Modification Date ("Service Period Requirement"). The Option Repricing with respect to insiders of the Company was approved by the Company's shareholders at its Annual General Meeting held on June 24, 2025. As a result of the Option Repricing, 8,279,003 shares of vested and unvested stock options outstanding were modified, in accordance with ASC 718, Stock-Based Compensation, as of the Option Modification Date resulting in an incremental expense to the Company of $868. The vested portion of the repriced options are recognized on a straight-lined basis over the Service Period Requirement and the unvested portion will be recognized over the remaining vesting periods of each respective award.

Restricted Share Units

The following table summarizes the activities for the RSUs for the nine months ended September 30, 2025:

Number of RSUs
Outstanding, December 31, 2024	1,600,305
Granted	8,968,793
Vested	(668,006)
Forfeited	(1,450,217)
Outstanding, September 30, 2025	8,450,875

As of September 30, 2025, total unrecognized compensation cost related to unvested RSUs was $3,006, which is expected to be recognized over a weighted-average period of 2.57 years.

15.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend's New Jersey operations.

The following table summarizes the non-controlling interest activity for the nine months ended September 30, 2025:

	September 30, 2025	December 31, 2024
	(In thousands)
Opening carrying amount	$(144)	$(1,756)
Capital distributions	(2,046)	(7,324)
Derecognition of non-controlling interest	20	—
Acquisition of non-controlling interest	—	1,374
Net income attributable to non-controlling interest	3,785	7,562
Ending carrying amount	$1,615	$(144)

16.
Related parties

Parties are related if one party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financing and operating decisions. As of September 30, 2025, certain funds controlled by Jason Wild, a related party of the Company, held $7,100 of the total principal balance of the FG Loan (see Note 10), as members of the loan syndicate.

17.
Income taxes

The Company's effective tax rate was 979% and 435% for the three and nine months ended September 30, 2025, respectively, and (518)% and (2,376)% for the three and nine months ended September 30, 2024, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

	September 30, 2025	December 31, 2024
	(In thousands)
Balance at beginning of year	$148,979	$84,485
Increase based on tax positions related to current periods	26,870	37,278
(Decrease) increase based on tax positions related to prior periods	(53)	40,986
Settlements with tax authorities	—	(13,770)
Balance at end of year	$175,796	$148,979

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

	September 30, 2025	December 31, 2024
	(In thousands)
Balance, beginning of year	$106,991	$79,627
Increases based on tax positions related to prior years	7,401	4,536
Additions based on tax positions related to current year	18,500	26,825
Additions based on refunds received related to prior years	1,121	10
Release of tax payments on deposit and other	(1,800)	(4,007)
Ending carrying amount (1)	$132,213	$106,991

(1) Related to uncertain tax liabilities, the Company accrued $12,046 in interest and $8,639 in penalties as of September 30, 2025, and $8,006 in interest and $4,803 in penalties as of December 31, 2024.

The increase in uncertain tax positions is primarily due to legal interpretations that challenge the application of Section 280E of the Code to the Company (“280E Tax Position”). The Company believes it is reasonably possible that the unrecognized tax benefits will increase over the next twelve months due to its 280E Tax Position.

During 2024, certain of the Company’s amended federal income tax returns were selected for routine examinations by the Internal Revenue Service. As of September 30, 2025, there have been no material developments related to these examinations. The Company does not currently anticipate completion of the audits within the next twelve months.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Salaries and wages	$12,140	$11,107	$36,201	$33,908
Office and general	2,540	2,929	7,821	8,744
Professional fees	1,896	3,067	6,291	9,107
Share-based compensation	1,366	4,275	3,659	7,720
Lease expense	1,245	1,251	3,578	3,866
Sales and marketing	1,045	1,426	2,724	3,438
Facility and maintenance	583	479	1,599	1,460
Provision for expected credit losses	314	183	987	183
Board of directors cash compensation	198	—	596	—
Total	$21,327	$24,717	$63,456	$68,426

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Retail	$43,986	$42,519	$128,483	$128,639
Wholesale	21,115	22,642	65,927	72,993
Total	$65,101	$65,161	$194,410	$201,632

For the three and nine months ended September 30, 2025 and 2024, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Interest	$7,446	$6,921	$21,089	$20,515
Accretion	1,797	1,593	5,537	5,139
Other income	(291)	(223)	(592)	(560)
Total	$8,952	$8,291	$26,034	$25,094

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Revenue, net	$65,101	$65,161	$194,410	$201,632

Cost of sales	31,176	31,950	92,568	100,892

Gross profit	33,925	33,211	101,842	100,740
Gross profit margin	52.1%	51.0%	52.4%	50.0%

Assets

The measure of reportable segment assets is consistent with the presentation of total consolidated assets as reported on the Consolidated Balance Sheets.

Geography

The Company has subsidiaries located in Canada and the United States. For the three and nine months ended September 30, 2025, net revenue was primarily generated from sales in the United States. As a result of the 2023 Reorganization (see Note 3), the Company consolidated its retail location in Canada and generated net revenue of $247 and $644 for the three and nine months ended September 30, 2025, respectively, and $279 and $817 for the three and nine months ended September 30, 2024, respectively.

The Company had non-current assets by geography of:

	September 30, 2025	December 31, 2024
	(In thousands)
United States	$435,875	$429,745
Canada	20	598
Total	$435,895	$430,343

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
•
Level 3 - inputs for assets and liabilities not based upon observable market data

The following table represents the fair value amounts of financial assets and financial liabilities:

	At September 30, 2025			At December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$36,516	—	—	$26,381	—	—
Restricted cash	110	—	—	606	—	—
Total Assets	$36,626	$—	$—	$26,987	$—	$—
Liabilities
Contingent consideration payable	—	179	—	—	3,293	—
Detachable warrants	—	—	—	—	451	—
Bifurcated conversion options	—	893	—	—	92	—
Total Liabilities	$—	$1,072	$—	$—	$3,836	$—

There were no transfers between the levels of fair value hierarchy during the three and nine months ended September 30, 2025.

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Bifurcated conversion options

The conversion options have been measured at fair value as of September 30, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	September 30, 2025	December 31, 2024
Common Share price of TerrAscend Corp.	$0.82	$0.65
Option exercise price	$2.01	$2.01
Annual volatility	127.0%	86.9%
Annual risk-free rate	3.76%	4.25%
Expected term (in years)	0.73 - 0.84	1.48 - 1.59

The following table summarizes the changes in the detachable warrants and bifurcated conversion options:

Balance at December 31, 2024	$543
Fair value gain on revaluation of warrants and conversion option	347
Effects of movements in foreign exchange	3
Balance at September 30, 2025	$893

Contingent Consideration Payable

The contingent consideration has been measured at fair value as of September 30, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	September 30, 2025	December 31, 2024
Common Share price of TerrAscend Corp.	$0.82	$0.65
Option exercise price	$0.33	$1.33
Annual volatility	134.6%	106.6%
Annual risk-free rate	3.98%	4.24%
Expected term (in years)	0.30	1.05

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

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. At September 30, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

24.
Subsequent events

The Company received additional indications of interest and preliminary offers from potential buyers for properties within its Michigan disposal group. These offers, which were below the previously estimated fair value less cost to sell, provided additional evidence about conditions that existed as of the balance sheet date. Accordingly, management concluded this represented a Type I subsequent event under ASC 855, Subsequent Events, and updated the estimated fair value less cost to sell of the Michigan disposal group as of September 30, 2025. The Company recognized an incremental impairment loss of approximately $6,312 within discontinued operations for the three months ended September 30, 2025.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

In addition, one of the owned properties included in the Michigan disposal group was subsequently leased to a third party under a lease agreement effective November 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of TerrAscend Corp. (the “Issuer”), its subsidiaries, including TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements ("Consolidated Financial Statements") and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, (the “SEC”), on March 6, 2025, (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2025 and 2024 and the accompanying notes for each respective period.

Overview

The Company is a leading North American cannabis company. The Company has vertically integrated licensed operations in Pennsylvania, New Jersey, Maryland and California and a retail operation in Ohio. In addition, the Company has retail operations in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

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

Recent Developments

•
On August 20, 2025, the Board approved the Share Repurchase Program, which replaces the Company’s Original Program. The Share Repurchase Program authorizes the Company to repurchase up to 10,000,000 Common Shares at any time, or from time to time, from August 22, 2025 until August 21, 2026.

•
On July 18, 2025, Keith Stauffer's resignation as the Company’s Chief Financial Officer became effective.

•
On July 15, 2025, the Company drew $3,105 of the Uncommitted Term Loan Facility.

•
On July 8, 2025, TerrAscend Growth Corp., TerrAscend USA, Inc., TerrAscend NJ LLC, TER Holding MD, Inc., and WDB Holding MD, Inc., including certain of each of their respective subsidiaries, and other borrowers, all of which are entities that are consolidated in the financial statements of the Company (collectively, the “Incremental Amendment Borrowers”), became parties to the FG Loan as borrowers pursuant to the FG Loan Amendment, which provides for a $79,000 upsize to the existing FG Loan. The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. The Company drew down in full the $79,000 available under the FG Loan Amendment on July 8, 2025, $68,000 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives. As a result, the outstanding obligation under the Pelorus Term Loan and certain other indebtedness of the Company were repaid in full and subsequently terminated. In addition, the FG Loan Amendment provides for an Uncommitted Term Loan Facility of up to $35,000, of which the Company has drawn $3,105 as of September 30, 2025. Certain funds controlled by the Company’s Executive Chairman, Jason Wild, a related party of the Company, invested approximately $1,600 under the FG Loan Amendment.

Subsequent Transactions

•
The Company received additional indications of interest and preliminary offers from potential buyers. These offers, which were below the previously estimated fair value less cost to sell, provided additional evidence about conditions that existed as of the balance sheet date. Accordingly, management concluded this represented a Type I subsequent event under ASC 855, Subsequent Events, and updated the estimated fair value less cost to sell of the Michigan disposal group as of September 30, 2025. The Company recognized an incremental impairment loss of approximately $6,312 within discontinued operations for the three months ended September 30, 2025

•
One of the owned properties included in the Michigan disposal group was subsequently leased to a third party under a lease agreement effective November 1, 2025.

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

(Gain) loss from revaluation of contingent consideration

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

Results of Operations - Three Months Ended September 30, 2025 and September 30, 2024

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the three months ended September 30, 2025 and 2024.

Revenue, net

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Revenue, net	$65,101	$65,161
$ change	$(60)
% change	0%

Revenue decreased by $60, from $65,161 for the three months ended September 30, 2024 to $65,101 for the three months ended September 30, 2025. The decrease was primarily due to a $1,527 decline in wholesale revenue, offset by a $1,467 increase in retail revenue.

The $1,527 decrease in wholesale revenue was primarily attributable to increased competition and continued price compression which resulted in lower average selling prices.

The $1,467 increase in retail revenue was primarily attributable to acquisitive growth in 2025.

Cost of sales

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Cost of sales	$31,176	$31,950
$ change	$(774)
% change	-2%
Cost of sales as a % of revenue	48%	49%

The decrease of $774, in cost of sales for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was mainly due to cultivation and processing efficiencies, partially offset by higher costs associated with acquisitive growth in 2025.

General and administrative expense

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
General and administrative expense	$21,327	$24,717
$ change	$(3,390)
% change	-14%

The decrease of $3,390 in general and administrative expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, was primarily due to a reduction in share-based compensation in the current period along with a one-time stock-based compensation charge recognized in the prior-year period related to the modification of stock option terms extending the expiration period from five years to ten years.

Finance and other expenses

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Finance and other expenses	$8,952	$8,291
$ change	$661
% change	8%

The increase of $661 in finance and other expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, was primarily due to an increase of interest and accretion related the additional upsize to the existing FG Loan.

(Gain) loss from revaluation of contingent consideration

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
(Gain) loss from revaluation of contingent consideration	$(1,171)	$327
$ change	$(1,498)
% change	-458%

The gain of $1,171 for the three months ended September 30, 2025, compared to a loss of $327 for the three months ended September 30, 2024, reflects a decrease in the fair value of the contingent consideration liability. This change was primarily driven by the Company’s issuance of Common Shares, which triggered a reduction in the exercise price under the price protection agreement and significantly lowered the likelihood of additional Common Shares being issued.

Loss (gain) on fair value of derivative liabilities

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Loss (gain) on fair value of derivative liabilities	$723	$(669)
$ change	$1,392
% change	-208%

The loss on derivative liabilities of $723 for the three months ended September 30, 2025 compared with a gain of $669 for the three months ended September 30, 2024, was primarily driven by an increase in the Company’s stock price during the three months ended September 30, 2025 which resulted in a higher fair value of the derivative instruments and increase in the liability.

Loss on extinguishment of debt

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Loss on extinguishment of debt	$1,432	$2,096
$ change	$(664)
% change	-32%

The loss on extinguishment of debt for the three months ended September 30, 2025 and three months ended September 30, 2024 related to the original issuance and subsequent upsizing of the FG Loan, which resulted in the extinguishment of the majority of the Company’s outstanding debt and the write-off of associated deferred financing costs.

Provision for income taxes

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Provision for income taxes	$11,034	$13,273
$ change	$(2,239)
% change	-17%

The decrease of $2,239 from $13,273 for the three months ended September 30, 2024 compared to $11,034 for the three months ended September 30, 2025 was primarily driven by higher deductibility of interest offset by accrued interest and penalties.

Discontinued Operations

Discontinued Operations

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Loss from discontinued operations, net of tax	$(14,647)	$(5,583)
$ change	$(9,064)
% change	-162%

The loss from discontinued operations, net of tax increased from $5,583 for the three months ended September 30, 2024 to $14,647 for the three months ended September 30, 2025. This was primarily due to a $6,312 impairment charge attributable to subsequent offers from market participants. The remaining increase in loss was primarily due to the termination of certain leases and inventory impairments.

Results of Operations - Nine Months Ended September 30, 2025 and September 30, 2024

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the nine months ended September 30, 2025 and 2024.

Revenue, net

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Revenue, net	$194,410	$201,632
$ change	$(7,222)
% change	-4%

Revenue decreased by $7,222, or 4% from $201,632 for the nine months ended September 30, 2024 to $194,410 for the nine months ended September 30, 2025. The decrease was primarily due to a $7,066 decline in wholesale revenue and a $156 decline in retail revenue.

Wholesale revenue for nine months ended September 30, 2025 and 2024, reflected similar trends to the three month ended periods previously mentioned with continued declines primarily attributable to increased competition and price compression.

Retail revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was relatively flat due to a full quarter of acquisitive growth which offset retail revenue declines experienced in prior quarters.

Cost of sales

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Cost of sales	$92,568	$100,892
$ change	$(8,324)
% change	-8%
Cost of sales as a % of revenue	48%	50%

The decrease of $8,324, in cost of sales for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was mainly due to a decrease in sales volume. Cost of sales as a percentage of revenue decreased by 2% due to reduced unit costs and improved cost absorption.

General and administrative expense

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
General and administrative expense	$63,456	$68,426
$ change	$(4,970)
% change	-7%

The decrease of $4,970 in general and administrative expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 reflected similar trends to the three month ended periods previously mentioned with a reduction in stock-based compensation for the current period along with a one-time stock-based compensation charge recognized in the prior-year period related to the modification of stock option terms extending the expiration period from five years to ten years.

Finance and other expenses

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Finance and other expenses	$26,034	$25,094
$ change	$940
% change	4%

Finance and other expenses for nine months ended September 30, 2025 and 2024, reflected similar trends to the three month ended periods previously mentioned with an increase of interest and accretion related the additional upsize to the existing FG Loan.

Loss from revaluation of contingent consideration

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
(Gain) loss from revaluation of contingent consideration	$(825)	$3,547
$ change	$(4,372)
% change	-123%

The gain of $825 for the nine months ended September 30, 2025, compared to a loss of $3,547 for the nine months ended September 30, 2024, reflects a decrease in the fair value of the contingent consideration liability. This change was primarily driven by the Company’s issuance of Common Shares, which triggered a reduction in the exercise price under the price protection agreement and significantly lowered the likelihood of additional Common Shares being issued. There was also an expiration of a contingent consideration liability during the nine months ended September 30, 2025.

Loss (gain) on fair value of derivative liabilities

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Loss (gain) on fair value of derivative liabilities	$347	$(2,608)
$ change	$2,955
% change	-113%

Loss (gain) on fair value of derivative liabilities for nine months ended September 30, 2025 and 2024, reflected similar trends to the three month ended periods previously mentioned with primarily driven by an increase in the Company’s stock price which resulted in a higher fair value of the derivative instruments and increase in the liability.

Loss on extinguishment of debt

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Loss on extinguishment of debt	$1,432	$2,096
$ change	$(664)
% change	-32%

The loss on extinguishment of debt for the nine months ended September 30, 2025 and nine months ended September 30, 2024 reflected similar trends to the three month ended periods previously mentioned due to the original issuance and subsequent upsizing of the FG Loan, which resulted in the extinguishment of the majority of the Company’s outstanding debt and the write-off of associated deferred financing costs.

Provision for income taxes

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Provision for income taxes	$31,139	$30,052
$ change	$1,087
% change	4%

The increase of $1,087 from $30,052 for the nine months ended September 30, 2024 compared to $31,139 for the nine months ended September 30, 2025 was primarily driven by accrued interest and penalties.

Discontinued Operations

Discontinued Operations

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Loss from discontinued operations, net of tax	$(60,952)	$(11,191)
$ change	$(49,761)
% change	445%

The change in loss from discontinued operations, net of tax from $11,191 for the nine months ended September 30, 2024 as compared to the loss from discontinued operations, net of tax of $60,952 was primarily driven by a $41,271 impairment charge that was recognized in the nine months ended September 30, 2025 attributable to the Company’s expedited sales strategy, constructions in process that will no longer be completed, and the continued increase of competition in the Michigan market and continued market saturation and price compression in Michigan which negatively impacted gross margins. The loss was also impacted by the termination of certain leases and inventory write-offs.

Liquidity and Capital Resources

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$36,516	$26,381
Restricted Cash	110	606
Current assets	119,365	176,888
Non-current assets	435,895	430,343
Current liabilities	76,307	91,049
Non-current liabilities	383,472	339,366
Working capital	43,058	85,839
Total shareholders' equity	$95,481	$176,816

The calculation of working capital provides additional information and is not defined under accounting principles generally accepted in the United States of America ("GAAP"). The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $861,332 as of September 30, 2025.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
market offerings.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

The Company had $230,048 in principal amounts of loans payable at September 30, 2025. Of this amount, $716 are due within the next twelve months.

The Company entered into leases for certain premises and offices for which it owes monthly lease payments. The Company had $62,651 in undiscounted lease obligations. Of this amount, $4,633 are due in the next twelve months.

The Company's undiscounted contingent consideration payable was $179 at September 30, 2025, which is due in the next twelve months. The contingent consideration payable relates to the Company's acquisition of the remaining 50.1% equity in both State Flower and three Apothecarium dispensaries in California. The contingent consideration is based upon the price protection of Common Shares issued under the terms of the applicable acquisition agreement. The contingent consideration is measured at fair value using the Black-Scholes Model and revalued at the end of each reporting period.

At September 30, 2025, the Company had accounts payable and accrued liabilities of $35,993 and corporate income taxes payable of $8,338.

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

Debt Facilities

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	Principal Paid during the Nine Months Ended September 30, 2025	Principal Outstanding as of September 30, 2025
	(In thousands)
FocusGrowth Term Loan	$—	$222,105
Pelorus Term Loan	45,478	—
Maryland Acquisition Loans	15,207	2,931
FG Bridge Loan	5,208	—
Ratio Promissory Note	—	3,980
Other Loans	5	1,032
Total	$65,898	$230,048

FocusGrowth Term Loan

On August 1, 2024, the Issuer and TerrAscend USA, Inc., as guarantors, and each of WDB Holding CA, Inc., WDB Holding PA, Inc., Moose Curve Holdings, LLC, Hempaid, LLC and, pursuant to a joinder agreement dated September 30, 2024, WDB Holding MI, Inc., including certain of each of their respective subsidiaries, as borrowers, and FG Agency Lending LLC, as the Administrative Agent entered into a Loan Agreement for a four-year, $140,000 senior-secured term loan Net proceeds of the FG Loan were received in an amount equal to 95% of the $140,000.

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. The FG Loan is guaranteed by the Issuer and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the outstanding principal balance of the FG Loan will be due upon either prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

The FG Loan includes negative covenants that are usual for facilities and transactions of this type. The FG Loan contains covenants that limit the borrowers’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) pay dividends; (iv) make investments; (v) enter into transactions with affiliates; and (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets. The FG Loan also includes a minimum liquidity covenant with respect to the borrowers. If an event of default occurs and is not cured within an applicable grace period or waived, the principal amount, any accrued interest and any other obligations outstanding under the FG Loan may become immediately due and payable.

On July 8, 2025, TerrAscend Growth Corp., TerrAscend USA, Inc., TerrAscend NJ LLC, TER Holding MD, Inc., and WDB Holding MD, Inc., including certain of each of their respective subsidiaries, and other borrowers, all of which are entities that are consolidated in the financial statements of the Company (collectively, the “Incremental Amendment Borrowers”), became parties to the FG Loan as borrowers pursuant to the FG Loan Amendment, which provided for an additional $79,000 upsize to the existing FG Loan. The Company drew down in full the $79,000 available under the FG Loan Amendment on July 8, 2025, $68,000 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives.

On July 15, 2025, the Company drew $3,105 of the Uncommitted Term Loan Facility.

As of September 30, 2025, there was an outstanding principal amount of $222,105 under the FG Loan.

Maryland Acquisition Loans

In connection with the Maryland Acquisitions, the Company entered into a series of promissory notes with an aggregate principal amount of $20,625.

On July 8, 2025, as described above, the Company entered into the FG Loan Amendment, of which, a portion of the proceeds was used to retire a series of Maryland promissory notes and pay an outstanding principal amount of $13,077. Due to the early retirement of the certain Maryland promissory notes, the Company recognized a loss on extinguishment of debt of $240 on the Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2025, there was an outstanding principal amount of $2,931 under the promissory notes related to the Maryland Acquisitions Loans associated with Blue Ridge, which bears interest at 7.0% with a maturity date of June 30, 2027.

Ratio Promissory Note

As a part of the Ratio Acquisition, the Company entered into a promissory note for $3,980 bearing 6% interest with a two-year maturity.

As of September 30, 2025, there was an outstanding principal amount of $3,980 under the Ratio Promissory Note.

Class A Shares of TerrAscend Growth

In connection with the listing of the Common Shares on the TSX, the Company reorganized its ownership structure to segregate the Company’s Canadian retail operations from TerrAscend's cultivation and manufacturing operations in the United States. As a result, TerrAscend issued $1,000 of Class A Shares with a 20% guaranteed annual dividend to the Investor pursuant to the terms of the Subscription Agreement. Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the repurchase right. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following June 28, 2028 to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of September 30, 2025, there was an outstanding principal amount of $1,000.

Share Repurchases

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

On August 20, 2025, the Board approved the Share Repurchase Program, which replaced the Original Program. The Share Repurchase Program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2025 until August 21, 2026. The Share Repurchase Program authorizes the Company to repurchase up to 60,255 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 241,023 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

During the third quarter of 2025, the Company did not repurchase common shares under the Share Repurchase Program. As of September 30, 2025, the Company had a total of 10,000,000 Common Shares remaining that can be authorized for repurchase.

Cash Flows

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Cash flows provided by operating activities

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$13,514	$28,202

The decrease of $14,688 in net cash provided by operating activities for the nine months ended September 30, 2025 as compared to nine months ended September 30, 2024 was primarily driven by an increase in working capital including a reduction of accounts payable and an increase in income taxes paid.

Cash flows used in investing activities

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash used in investing activities	$(13,464)	$(6,269)

The increase of $7,195 in net cash used in investing activities for the nine months ended September 30, 2025 as nine months ended September 30, 2024 was primarily driven by the cash consideration paid of $5,261 for the Ratio Cannabis acquisition in the second quarter of 2025. The increase was also attributable to ongoing capital expenditure projects focused on expansion and high product quality.

Cash flows provided by (used in) financing activities

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by (used in) financing activities	$10,004	$(20,316)

The change of $30,320 in net cash provided by financing activities for the nine months ended September 30, 2025 as compared to the net cash used in financing activities for the nine months ended September 30, 2024 was primarily driven by net loan proceeds of $12,813 received slightly offset by distributions to non-controlling interests of $2,046 in the current-year period, while prior-year period included net loan principal payments of $14,889 and distributions to non-controlling interests of $4,433.

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

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2025 and 2024:

		For the Three Months Ended		For the Nine Months Ended
	Notes	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		(In thousands)
Net loss		$(24,554)	$(21,419)	$(84,929)	$(42,508)
Loss (income) from discontinued operations		14,647	5,583	60,952	11,191
Loss from continuing operations		(9,907)	(15,836)	(23,977)	(31,317)

Add (deduct) the impact of:
Provision for income taxes		11,034	13,273	31,139	30,052
Finance expenses		9,243	8,514	26,626	25,654
Amortization and depreciation		3,934	3,781	11,663	11,358
EBITDA from continuing operations	(a)	14,304	9,732	45,451	35,747
Add (deduct) the impact of:
Share-based compensation	(b)	1,366	4,275	3,659	7,720
Loss on extinguishment of debt	(c)	1,432	2,096	1,432	2,096
Gain on fair value of derivative liabilities	(d)	723	(669)	347	(2,608)
Unrealized and realized foreign exchange (gain) loss	(e)	77	(214)	(530)	175
Unrealized and realized (gain) loss on investments	(f)	1	(14)	736	213
(Gain) Loss from revaluation of contingent consideration	(g)	(1,171)	327	(825)	3,547
Impairment of property and equipment and right of use assets	(h)	—	—	—	2,438
Gain on lease termination	(i)	—	—	—	(1,169)
Other one-time items	(j)	266	1,351	890	4,015
Adjusted EBITDA from continuing operations		$16,998	$16,884	$51,160	$52,174

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net loss.
b)
Represents non-cash share-based compensation expense.
c)
Represents the loss taken to extinguish certain debt.
d)
Represents the gain on fair value of conversion options.
e)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
f)
Represents unrealized and realized loss on fair value changes investments.
g)
Represents the revaluation of the Company's contingent consideration liabilities.

h)
Represents impairment charges taken on the Company's property and equipment and right of use assets.
i)
Represents the gain taken as a result on lease termination.
j)
Includes one-time fees incurred primarily in connection with the Company's acquisitions and other costs considered one-time in nature, such as expenses related to professional, consulting, legal, and accounting fees. These fees are not indicative of the Company's ongoing costs.

Adjusted EBITDA from continuing operations was relatively flat for the three and nine months ended September 30, 2025 as compared to three and nine months ended September 30, 2024.

The table below reconciles net cash provided by operating activities from continuing operations to free cash flow for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(In thousands)
Net cash provided by operating activities - continuing operations	$25,599	$39,424
Capital expenditures for property and equipment	(6,898)	(4,111)
Free Cash Flow	$18,701	$35,313

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30,

2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or results of operations. As of September 30, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company's Consolidated Financial Statements.

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

On August 20, 2025, the Board approved the Share Repurchase Program, which replaced the Original Program. The Share Repurchase Program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2025 until August 21, 2026. The Share Repurchase Program authorizes the Company to repurchase up to 60,255 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 241,023 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. During the third quarter of 2025, the Company repurchased Common Shares as set forth below:

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Share	Total Number of Common Shares as Part of a Publicly Announced Program	Number of Common Shares that may yet be Purchased under the Program
July 1 through July 31, 2025	—	$—	—	9,255,600
August 1 through August 31, 2025	—	$—	—	10,000,000
September 1 through September 30, 2025	—	$—	—	10,000,000
For the Quarter Ended September 30, 2025	$—	$—	$—	10,000,000

Apothecarium Entities and ABI SF LLC Issuance

As previously disclosed, on June 6, 2019, the Company and certain consolidated entities acquired 49.9% of the outstanding equity interests in RHMT, LLC, Deep Thought, LLC and Howard Street Partners, LLC (collectively, the “Apothecarium Entities”). On January 19, 2024, the Company entered into a series of purchase agreements (the “Apothecarium Purchase Agreements”), whereby the Company acquired the remaining 50.1% of outstanding equity interests in the Apothecarium Entities. Pursuant to the Apothecarium Purchase Agreements, on September 19, 2025, the Company issued an aggregate of 522,021 Common Shares to the seller parties thereto at a price of $1.00 per share, which represents the twenty (20)-day volume-weighted average price of the Company’s common shares on the OTCQX for the period ending on September 18, 2025, for a total aggregate value of $522.

As previously disclosed, on January 23, 2020, the Company and certain consolidated entities acquired 49.9% of the outstanding equity interests in ABI SF, LLC. On January 19, 2024, the Company entered into an amendment to the original purchase agreement, pursuant to which the Company acquired the remaining 50.1% of outstanding equity interests in ABI SF, LLC. Pursuant to the amendment to the original purchase agreement, on September 19, 2025, the Company issued an aggregate of 202,040 Common Shares to the seller parties thereto at a price of $1.00 per share, which represents the twenty (20)-day volume-weighted average price of the Company’s common shares on the OTCQX for the period ending on September 18, 2025, for a total approximate aggregate value of $202.

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

On October 31, 2025, TerrAscend USA, Inc. a wholly-owned subsidiary of the Company ("TerrAscend USA"), entered into an Amended and Restated Employment Agreement with Ziad Ghanem (the “Ghanem Amended Agreement”), the Company’s President and Chief Executive Officer. Pursuant to the Ghanem Amended Agreement, beginning with the calendar year 2025, Mr. Ghanem is entitled to receive on an annual basis (i) an annual discretionary performance bonus targeted at 100% of his base salary and (ii) restricted stock units (“RSUs”) of up to 150% of his base salary pursuant to the Company’s Share Unit Plan and as determined by the Board from time to time.

If Mr. Ghanem’s employment is terminated by TerrAscend USA without cause (as defined in the Ghanem Amended Agreement) or he resigns for good reason (as defined in the Ghanem Amended Agreement), the Ghanem Amended Agreement entitles Mr. Ghanem to the full amount of his target bonus (cash or equivalent) for the prior calendar year if it has not yet been paid, and the full amount of his target bonus (cash or equivalent) for the then current calendar year.

If Mr. Ghanem’s employment is terminated without cause or he resigns for good reason within 24 months following a change of control of TerrAscend USA, the Ghanem Amended Agreement entitles Mr. Ghanem to a cash payment equal to two times his Severance Pay (as defined in the Ghanem Amended Agreement), two times his COBRA Cash Stipend (as defined in the Ghanem Amended Agreement) and the full amount of his target bonus for the prior calendar year if not yet paid, and full bonus for the current calendar year.

On October 31, 2025, TerrAscend USA entered into an Amended and Restated Employment Agreement with Lynn Gefen (the “Gefen Amended Agreement”), the Company’s Chief People and Legal Officer. Pursuant to the Gefen Amended Agreement, beginning with the calendar year 2025, Ms. Gefen is entitled to receive on an annual basis (i) an annual discretionary performance bonus targeted at 60% of her base salary and (ii) restricted stock units of up to 75% of her base salary pursuant to the Company’s Share Unit Plan and as determined by the Board from time to time.

If Ms. Gefen’s employment is terminated by TerrAscend USA without cause (as defined in the Gefen Amended Agreement) or she resigns for good reason (as defined in the Gefen Amended Agreement), the Gefen Amended Agreement now entitles Ms. Gefen to the full amount of her target bonus (cash or equivalent) for the prior calendar year if it has not yet been paid, and the full amount of her target bonus (cash or equivalent) for the then current calendar year

If Ms. Gefen’s employment is terminated without cause or she resigns for good reason within 24 months following a change of control of TerrAscend USA, the Gefen Amended Agreement entitles Ms. Gefen to a cash payment equal to two times her Severance Pay (as defined in the Gefen Amended Agreement), two times her COBRA Cash Stipend (as defined in the Gefen Amended Agreement) and the full amount of her target bonus for the prior calendar year if not yet paid, and full bonus for the current calendar year.

The foregoing description of the Ghanem Amended Agreement and the Gefen Amended Agreement is qualified in its entirety by reference to the full text of such agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

10.1#

Amendment No. 2, dated July 7, 2025, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.

X

10.2#

Amendment No. 3, dated July 15, 2025, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.

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

TerrAscend Corp.

Date: November 6, 2025	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)