Form 10-K
period 2025-12-31
TerrAscend Corp.
filed 2026-03-12
CIK 1778129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity (on an as-converted basis, based on the closing price of these shares on the Toronto Stock Exchange (the "TSX")) on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, held by non-affiliates of the Registrant was $54,896,668.

The number of shares of Registrant’s Common Shares (as defined below) outstanding as of March 11, 2026 was 308,532,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement (the "Proxy Statement") relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”) where indicated. The Proxy Statement will be filed with the United States Securities and Exchange Commission (the "SEC") within 120 days of the Registrant’s fiscal year ended December 31, 2025.

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
•
the Company's strategic alliance or acquisition interests, including, as applicable, required regulatory approvals and licensing, anticipated costs and timing, expected impact thereof, and the ability to enter into future strategic alliances or acquisitions;
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
•
the impact of the Company's exit from the Michigan market on its operations and financial results;
•
federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States relating to cannabis operations in the United States;
•
the potential legalization of the regulated use of cannabis for medical and/or adult-use in the United States and the related timing and impact thereof;
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

With respect to the forward-looking statements contained in this Annual Report, the Company has made assumptions regarding, among other things: (i) its ability to generate cash flows from operations and obtain necessary financing on acceptable terms; (ii) general economic, financial market, regulatory and political conditions in jurisdictions in which the Company operates; (iii) the output from the Company’s operations; (iv) consumer interest in the Company’s products; (v) competition in the cannabis industry; (vi) anticipated and unanticipated costs; (vii) government regulation of the Company’s activities and products; (viii) government regulation of licensing, taxation and environmental protection; (ix) the timely receipt of any required regulatory approvals; (x) the Company’s ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xi) the Company’s ability to conduct operations in a safe, efficient and effective manner; and (xii) the Company’s construction plans and timeframe for completion of such plans.

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

Risk Factor Summary

Investing in the Common Shares involves risks. You should carefully consider the risks described in Item 1A – “Risk Factors” beginning on page 19 of this Annual Report before deciding to invest in the Common Shares. If any of these risks actually occur, the Company’s business, financial condition and results of operations could likely be materially adversely affected. In such case, the trading price of the Common Shares may decline, and you may lose all or part of your investment. Set forth below is a summary of some of the principal risks that the Company faces:

•
As a cannabis business, the Company may be subject to unfavorable tax treatment and risks under U.S. federal income tax law.
•
The Company may be at a higher risk of an IRS audit.
•
Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change. The Company may be subject to action by the U.S. federal government due to its involvement with cannabis in the United States.
•
The Company’s business is subject to applicable anti-money laundering laws and regulations, and therefore, the Company has restricted access to capital markets, banking and other financial services.
•
The Company’s business relies heavily on its ability to obtain and maintain required licenses and permits.
•
Compliance with regulations regarding cannabis is difficult, because the regulation of cannabis is uncertain and frequently changes, particularly during the early phases of the cannabis industry being introduced into a particular market. The Company may fail to comply with applicable laws regarding cannabis.
•
There is a substantial risk of regulatory or political change with respect to cannabis.
•
The Company may encounter increasingly strict environmental health and safety regulations in connection with its operations, which may harm the Company’s business.
•
The Company’s products may be subject to product recalls or returns.
•
The Company faces an inherent risk of product liability claims and other consumer protection claims as a manufacturer, processor and producer of products that are meant to be ingested by people.
•
Because the Company’s contracts involve cannabis and cannabis-related activities, which are not legal under U.S. federal law, the Company may face difficulties in enforcing its contracts.
•
Failure to comply with medical practice laws and regulations may adversely impact the Company's operations or result in the imposition of monetary fines or the commencement of legal proceedings.
•
The Company has historically had continued losses.
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
The Company faces reputational risks.
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
•
The price of the Common Shares may be volatile.
•
“Cannabis related business” rules or policies may restrict certain financial institutions from holding the Company’s securities, which may make its securities less liquid.
•
The Company’s management will continue to have broad discretion over the use of the proceeds the Company receives in connection with its public offerings, private placements, warrant exercises and loans, as applicable, and may not apply the proceeds in ways that increase the value of the shareholders' investment.
•
The preferred shares in the capital of the Company ("Preferred Shares") have a liquidation preference over the Common Shares, which could limit the Company’s ability to make distributions to the holders of Common Shares in certain circumstances.
•
“Penny stock” rules may make buying or selling the Company’s securities difficult.
•
The Company may be subject to litigation, which could divert the attention of management and cause the Company to expend significant resources.
•
The Company is currently an “emerging growth company” within the meaning of the Securities Act.

PART I

ITEM 1. BUSINESS

Overview

The Company is a leading North American cannabis company. The Company has vertically-integrated licensed operations in Pennsylvania, New Jersey, Maryland and California. In addition, the Company has retail operations in Ohio and Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. Notwithstanding the fact that various states in the United States have implemented medical cannabis laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970 (the "Controlled Substances Act").

The Company operates under one reportable segment, which is the cultivation, production and sale of cannabis products.

The Company owns a portfolio of operating businesses, including:

•
TerrAscend New Jersey (“TerrAscend NJ”), a majority-owned operation with four dispensaries, and a cultivation/processing facility;
•
TerrAscend Maryland (“TerrAscend MD”), a wholly-owned operation with four dispensaries, and a cultivation/processing facility;
•
TerrAscend Pennsylvania (“TerrAscend PA”), a wholly-owned operation with six dispensaries, and a cultivation/processing facility;
•
TerrAscend California (“TerrAscend CA”), a wholly-owned operation with four dispensaries, and a cultivation facility;
•
TerrAscend Ohio (“TerrAscend OH”), a cannabis retailer in New Philadelphia, Ohio with one wholly-owned dispensary; and;
•
TerrAscend Canada (“TerrAscend Canada”), a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada").

The Issuer’s head office and registered office is located at 77 City Centre Drive, Suite 501 - East Tower, Mississauga, Ontario, L5B 1M5, Canada.

The Company’s telephone number is +1 (844) 628-3100 and its website is www.terrascend.com. Information contained on or accessible through the Company's website is not part of this Annual Report, and the inclusion of the Company's website address in this Annual Report is an inactive textual reference only.

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

The Company operates four cultivation and processing facilities and twenty operational dispensaries serving thousands of medical patients and adult-use consumers across North America. The Company offers six premium brands in a variety of product types including flower, vaporizables, concentrates, topicals, tinctures, and edibles. The Company also produces and sells an assorted product offering from two premium licensed brands, Wana, and Cookies.

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

The Company produces and sells products under third-party licensed brands in some markets, which consist of:

•
Wana: An edibles brand for which the Company is Wana’s sole manufacturer, supplier, and commercialization partner in Maryland, and produces Wana’s proprietary recipes.
•
Cookies: A globally recognized cannabis company. The Company cultivates, manufactures, and supplies Cookies’ world-class proprietary strains and products throughout Maryland and New Jersey, offering a product line of flower, concentrates, cartridges, and vapes.

The Company's dispensary retail stores are branded as:

•
The Apothecarium: Known for emphasizing education and customer service. The Apothecarium provides guests with in-depth, one-on-one consultations from highly trained cannabis consultants. Its guests may order their cannabis at The Apothecarium dispensaries or online for pickup or delivery.
•
In addition, TerrAscend owns and operates other dispensary brands that will transition into The Apothecarium brand.

TerrAscend New Jersey

The Company is a vertically integrated cultivator, processor and dispenser in New Jersey. The Company, through its majority-owned subsidiary TerrAscend NJ, LLC, cultivates and processes medical and adult-use cannabis, and currently operates three Apothecarium-branded dispensaries in Phillipsburg, Lodi, and Maplewood, New Jersey. The Company operates one additional dispensary in Lambertville, New Jersey. The Company operates a 16-acre site in Boonton Township, Morris County that has a cultivation and processing facility with a total footprint of approximately 140,000 square feet with the ability to further expand on the site. In addition to cultivation, the Company is engaged in the manufacturing of a wide range of branded form factors including vaporizables, concentrates, topicals, tinctures and edibles.

The Company is the exclusive manufacturer, supplier, and commercialization partner of Cookies in New Jersey, producing these branded products for wholesale and retail distribution in the state.

TerrAscend Maryland

The Company is a vertically integrated cultivator, processor and dispenser in Maryland. The Company, through its wholly-owned subsidiaries WDB Holding MD, Inc. and TER Holding MD, Inc., holds one cultivation license, one processor license, and four retail licenses. The Company has a cultivation and processing operation, including a state-of-the-art 150,000 square foot facility located in Hagerstown, Maryland. The Company is engaged in the extraction, processing and manufacturing of a wide-range of branded form factors including vaporizables, concentrates, topicals, tinctures and edibles. In addition, the Company operates four Apothecarium-branded retail dispensaries, in Cumberland, Salisbury, Nottingham, and Burtonsville.

The Company is the exclusive manufacturer, supplier, and commercialization partner of Wana and Cookies in Maryland, producing these branded products for wholesale and retail distribution in the state.

TerrAscend Pennsylvania

The Company is a vertically integrated cultivator, processor and dispenser in Pennsylvania. The Company, through its wholly-owned subsidiary WDB Holding PA, Inc., holds a cultivation, a processor, and six retail licenses in Pennsylvania. The Company, through Ilera Healthcare LLC (“Ilera”), has a 150,000 square foot grower and processor operation located in Waterfall, Pennsylvania. The Company distributes its product lines, including vaporizables, tinctures, and topicals broadly across dispensaries throughout Pennsylvania. In addition, the Company operates six Apothecarium-branded retail dispensaries, in Plymouth Meeting, Lancaster, Thorndale, Bethlehem, Allentown and Stroudsburg. In addition to cultivation, the Company is engaged in the manufacturing of a wide range of branded form factors including vaporizables, concentrates, topicals, and tinctures.

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

TerrAscend Ohio

The Company, through its wholly-owned subsidiary WDB Holding OH, Inc. (“WDB OH") holds a license for retail operations to sell cannabis at its dispensary in New Philadelphia, Ohio.

TerrAscend Canada

TerrAscend Canada sells cannabis in Ontario, Canada from its Cookies Canada retail dispensary. TerrAscend Canada’s principal business activities include the retail sale of recreational (“recreational” or “adult-use”) cannabis to consumers.

Reorganization

Entry into the U.S. Cannabis Market and Capital Reorganization

The Company was incorporated under the Business Corporations Act (Ontario) on March 7, 2017. At the time, the Company had limited operations in the United States and did not engage in the business of, or derive any revenue from, the cultivation, distribution or possession of cannabis in the United States. On October 9, 2018, the Company announced its intention to pursue growth opportunities in the U.S. cannabis market, including potential acquisitions of operators in states that had legalized cannabis for medical or adult-use. In connection therewith, the Company began exploring potential acquisition targets with significant market share and strong brand recognition. To support this strategy, the Company entered into an arrangement agreement (the "Arrangement Agreement") with Canopy Growth Corporation, RIV Capital Inc. (formerly Canopy Rivers Inc.), and entities controlled by Jason Wild, chairman of the Company (JW Opportunities Master Fund, Ltd., JW Partners, LP, and Pharmaceutical Opportunities Fund, LP) to reorganize the capital of the Company (the "Reorganization") and obtain waivers of certain contractual covenants that, at the time, restricted the Company from operating in the United States. The Reorganization was implemented by way of a statutory plan of arrangement on the terms set out in the Arrangement Agreement and was subject to court approval, the approval of the Company’s shareholders, and other customary conditions. The Reorganization was completed on November 30, 2018.

TSX Listing and Capital Reorganization

On June 21, 2023, the Company received conditional approval from the TSX to list the Company's Common Shares on the TSX (the "TSX Listing"). On June 22, 2023, the shareholders of the Company approved the reorganization of its corporate structure in order to complete the TSX Listing, as further described in the Company’s Management Information Circular and Proxy Statement dated May 1, 2023. In connection with the TSX Listing, the Common Shares were voluntarily delisted from the Canadian Securities Exchange (the "CSE") on June 30, 2023. On July 4, 2023, the Common Shares commenced trading on the TSX under the ticker symbol "TSND". In connection with this, effective July 6, 2023, the Issuer changed its trading symbol on the OTCQX to "TSNDF."

Acquisitions and Divestitures

For a summary of recent acquisition and divestiture transactions impacting continuing operations, see Note 5, "Acquisitions" and Note 7, "Discontinued Operations", respectively, in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Principal Products

The Company offers a competitive product portfolio, ranging from flower, concentrates, vaporizables, edibles, tinctures, topicals, and/or accessories, in the jurisdictions in which it operates. The Company strives to develop and introduce innovative products to serve patients’ and customers’ unique needs.

Principal Markets

The Company currently has operations in the United States, through TerrAscend, and in Canada, through TerrAscend Canada. In the United States, TerrAscend sells cannabis products in Pennsylvania, New Jersey, Maryland, Ohio and California. In Canada, TerrAscend Canada operates its Cookies Canada retail business.

Distribution Methods

In the United States, TerrAscend distributes in-house product brands, third-party licensed products, and other branded products across dispensaries in Pennsylvania, New Jersey, Maryland, California, and Ohio. In Canada, the Company sells third-party licensed products and other branded products to consumers in Ontario through TerrAscend Canada.

Sources and Availability of Materials

The Company either grows or procures the primary component of its finished products, namely cannabis. TerrAscend’s cultivation operations in the United States are dependent on a number of key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other utilities.

The Company's indoor facilities operate year round with approximately 6.5 harvests per year on an average 8-week growing cycle to mitigate seasonality concerns and the associated costs to operate the facilities. With respect to the extent of the Company’s own production supporting its retail and wholesale operations, approximately 50% of the products sold in the Company’s own retail stores are sourced from its own cultivation and manufacturing operations.

Seasonality

While the Company does not consider its business to be broadly cyclical or seasonal in nature, there are certain recurring patterns that have been observed in consumer behavior and purchasing activity that contribute to periodic fluctuations in sales. Such patterns generally include an increase in retail sales during the fourth quarter of the calendar year primarily due to heightened holiday-related demand, which typically coincides with increased promotional activity and higher consumer traffic. In contrast, the first quarter of the calendar year generally experiences reduced foot traffic and softer sales as consumer spending tends to slow down following the holiday season.

Specialized Knowledge and Skills

The Company’s business requires specialized skills and knowledge. The Company believes its team has developed and sourced business systems to effectively and efficiently operate its wholesale operations and retail cannabis operations in the jurisdictions in which it operates in the United States and Canada. The Company believes that the brand building, retail marketing and product development knowledge and skills that the Company’s management team and employees possess are essential to the Company becoming a respected household name within the retail cannabis industry. Please see Item 1A – “Risk Factors” – “Risks Related to the Company’s Business, Operations and Industry” – “The Company’s inability to attract and retain key personnel, or its inability to maintain relations with its employees, unions and other employee representatives, could materially adversely affect its business.”

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

Cannabis Industry Lifecycle

The cannabis industry in any given market generally progresses through identifiable phases as that market evolves. New markets often begin with a medical-only program, characterized by a smaller patient base, limited product availability, and higher per-unit pricing relative to adult-use programs. Following legalization, markets transition into an adult-use launch phase in which sales volumes increase significantly as demand broadens, though this phase is also marked by distribution inefficiencies and competitive volatility. As supply expands and additional competitors enter a market, that market typically experiences a price compression phase where margins are pressured due to downward pricing trends. Over time, the Company's experience has been that markets stabilize in a mature phase, with sustainable pricing, consistent consumer demand, and more efficient operating structures.

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

The regulatory landscape around privacy and cybersecurity is evolving rapidly and becoming increasingly stringent, which may increase our compliance obligations and exposure for any noncompliance. Please see Item 1A – "Risk Factors" – "Risks Related to the Company's Business, Operations and Industry" – “The Company (and the third parties with whom it works) is subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Its actual or perceived failure (or that of the third parties with whom it works) to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of business operations; reputational harm; loss of revenue or profits; and other adverse business consequences” for additional information about the laws and regulations to which the Company is subject and about the risks to our business associated with such laws and regulations.

Human Capital

As of December 31, 2025, the Company employed 1,038 employees, of which approximately 828 were engaged on a full-time basis. Of these employees, 86 were subject to a collective bargaining agreement. The Company believes that it has a good relationship with its employees.

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

The U.S. federal government classifies cannabis as a Schedule I controlled substance under the Controlled Substances Act. Cannabis and/or cannabis products having more than 0.3% concentration of delta-9 tetrahydrocannabinol ("THC"), is marijuana under the CSA. Conversely, cannabis with a THC concentration of less than 0.3% is classified as hemp. On November 12, 2025, the “FY2026 Agriculture Appropriations Act (part of H.R. 5371)”, which redefines “hemp”, was signed into law and made certain material changes as to what constitutes hemp verse marijuana under the CSA. Under the new law, hemp is defined as Cannabis sativa L. and its derivatives with a total THC concentration (including THCA) of not more than 0.3% total THC on a dry weight basis, and any final hemp-derived cannabinoid products containing more than 0.4 milligrams of total THC per container will be considered marijuana under the CSA. Cannabinoids synthesized or manufactured outside the plant (such as lab-converted Delta-8) is explicitly excluded from the definition of hemp. The new restrictions would take effect on November 12, 2026; however, subsequent bills have been filed in the U.S. Congress ("Congress") seeking to delay the implementation.

There are 40 states plus the District of Columbia, the Commonwealth of the Northern Mariana Islands, Puerto Rico, United States, U.S. Virgin Islands and Guam that have legalized medical cannabis and approximately 24 states plus the District of Columbia, Guam, the Commonwealth of the Northern Marina Islands and the U.S. Virgin Islands that have legalized adult-use cannabis. Notwithstanding the permissive regulatory environment of medical, and in some cases adult-use cannabis at the state level, and the EO as further described above, cannabis remains a Schedule I drug under the Controlled Substances Act, making it illegal under U.S. federal law to cultivate, manufacture, distribute, sell or possess cannabis in the United States. Furthermore, financial transactions involving proceeds generated by, or intended to promote, cannabis-related business activities in the United States may form the basis for prosecution under applicable federal anti-money laundering legislation.

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

On October 6, 2022, then-President Joseph Biden requested that the Secretary of the U.S. Department of Health and Human Services (“HHS”) and the U.S. Attorney General initiate a review as to how cannabis is currently scheduled under federal law. In December 2022, then-President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which allows for significantly broader opportunities to study cannabis. On August 29, 2023, following a review by the U.S. Food and Drug Administration (“FDA”), the Secretary of HHS issued a recommendation to the Drug Enforcement Administration (“DEA”) that cannabis be moved from Schedule I to Schedule III under the Controlled Substances Act. In December 2023, the DEA confirmed that it is in the process of conducting its review of HHS’s recommendation. On May 21, 2024, the DOJ proposed to transfer cannabis from Schedule I to Schedule III under the Controlled Substances Act, consistent with the recommendation issued by HHS. The Controlled Substances Act requires that such proposed rule changes be made through formal rulemaking on the record after an opportunity for a hearing. In November 2024, it was announced that formal hearing proceedings regarding the proposed rescheduling would begin in December 2024. Subsequently, it was announced that a formal hearing on the merits would begin in January 2025. However, on January 13, 2025, the hearing was canceled and the proceedings were stayed indefinitely pending an interlocutory appeal brought by two private movants who sought to remove the DEA from its role as proponent of the proposed rescheduling through a motion which was denied. On December 18, 2025, President Trump signed an executive order (EO) entitled "Increasing Medical Marijuana and Cannabidiol Research," which directs the Attorney General, Pam Bondi, to expedite the movement of marijuana from Schedule I to Schedule III under the CSA. The order does not legalize marijuana for recreational use, and it remains a federally controlled substance. The order is not self-executing and requires a formal administrative rulemaking process.

Despite the rescission of the Cole Memorandum, as an industry best practice, the Company abides by the following policies to ensure compliance with the guidance included therein:

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

Additionally, under U.S. federal law, it may be a violation for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. It may also be a violation of federal money laundering statutes for “federal health care law violations,” which include violations of the Federal Food, Drug, and Cosmetic Act.

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

In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memorandum”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memorandum clarifies how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the Controlled Substances Act and independently lists the federal government’s enforcement priorities as related to cannabis. Although the original FinCEN Memorandum is still in place, the supplementary DOJ guidance that accompanied the FinCEN Memorandum was rescinded when former U.S. Attorney General Sessions rescinded the Cole Memorandum. It is unclear whether the current administration will follow the guidelines of the FinCEN Memorandum, although immediately after the Sessions Memorandum, then-U.S. Treasury Secretary Steven Mnuchin stated that the Treasury Department had no intention to rescind the FinCEN Memorandum but, instead, wanted to improve the availability of banking services in the state-regulated cannabis space. The FinCEN Memorandum currently remains in effect under Treasury Secretary Scott Bessent.

H.R. 1595, or the Secure and Fair Enforcement Banking Act of 2019 ("SAFE Banking Act"), which would expand financial services in the United States to cannabis-related legitimate businesses and service providers, was introduced in the U.S. House of Representatives (the “House”) on March 7, 2019 with bipartisan support. The SAFE Banking Act has passed the House six times but has yet to pass the Senate. A new version of the SAFE Banking Act known as the Secure and Fair Enforcement Regulation ("SAFER Banking Act") was introduced in the Senate on September 21, 2023, and subsequently approved by the Senate Committee on Banking. The SAFER Banking Act passed the Senate Banking Committee and is now pending passage in the U.S. Senate and, if passed, will move on to the House where it faces an uncertain future.

Other legislation that has been introduced in the United States that would make cannabis transactions easier and more predictable, include the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Cannabis Administration and Opportunities Act (the “CAOA”). The MORE Act was first introduced in July 2019 by Representative Jerrold Nadler in the House, and in the Senate by then-U.S. Senator Kamala Harris. If it were to become law, the MORE Act would remove cannabis as a Schedule I controlled substance under the Controlled Substances Act and make available U.S. Small Business Administration funding for regulated cannabis operators. The MORE Act was reintroduced in the current Congress by Representative Nadler on May 28, 2021, and again on August 29, 2025, with no corresponding bill introduced in the Senate. The CAOA was released as a discussion draft by U.S. Senate Majority Leader Chuck Schumer, U.S. Senator Ron Wyden, and U.S. Senator Cory Booker in July 2022 and reintroduced on May 1, 2024. The CAOA is currently with the Senate Finance Committee, but it has not received a floor vote. If it were to become law, it would, among other things, remove cannabis from the definition of a controlled substance under the Controlled Substances Act, allow states to set their own regulations for cannabis, and block states from prohibiting interstate commerce of regulated cannabis across their borders. The States Reform Act, introduced by Representative Nancy Mace in 2021, which would have repealed the federal prohibition of cannabis did not pass into law. The STATES 2.0 Act (Marijuana Legalization - H.R. 2934) was re-introduced on April 17, 2025, by Rep. Dave Joyce (R-OH) and a bipartisan group of cosponsors. This bill aims to amend the Controlled Substances Act to prevent the federal government from interfering with states that have legalized marijuana. It explicitly keeps federal prohibition in place for states that choose to maintain it, while allowing for the transportation of marijuana in interstate commerce. The bill has been referred to the House Subcommittee on Energy and Commerce, in addition to the Judiciary, Transportation, and Infrastructure committees.

Despite the rescission of the Cole Memorandum, Congress has passed appropriations bills in each fiscal year since 2015, that prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The continuing resolution contains, among other things, a rider known as Rohrabacher-Blumenauer Amendment (the "RBA"), which prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state medical laws. However, this measure does not protect adult-use cannabis businesses. The U.S. Ninth Circuit in United States v. McIntosh held that the prohibition under the RBA also prevents the DOJ from spending federal funds to prosecute individuals who are engaged in conduct that is permitted by, and in compliance with, state medical cannabis laws.

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

The CUMMA permits each ATC to operate as a cultivator, manufacturer, and dispensary under one permit. These activities can take place at up to two locations, as long as both locations are within the same region. The application process involves two stages. Those seeking an ATC permit must first submit an application seeking authority to apply for a permit to operate. Upon the granting of the application, the prospective ATC must then complete the application for actual permitting. Applications for authority to apply for a permit may only be submitted following solicitation from the NJDOH for such applications. The first six permits for ATCs were awarded to nonprofit entities, with subsequent permits to be available to both nonprofit and for-profit entities.

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

On July 16, 2018, the Murphy Administration announced that the licensing application process would be opened for up to six additional vertically-integrated medicinal cannabis ATCs. The NJDOH released a Notice of Request for Applications outlining the reason for issuing the licenses, eligibility rules and information required for the applications. The application period opened on August 1, 2018 and closed on August 31, 2018. Winning applicants were supposed to be selected on or before November 1, 2018 but this deadline was subsequently pushed to December 2018 due to administrative constraints. On December 17, 2018, the NJDOH approved six additional medical cannabis ATCs to add to the program. Those six applicant ATCs were then required to undergo background checks, provide evidence of cultivation, manufacturing, and dispensary locations with municipal approval for each location, and comply with all regulations promulgated by the NJDOH, including safety and security requirements. The NJDOH subsequently approved additional rule waivers that permitted all ATCs operating in New Jersey to operate up to three different dispensary locations.

On July 2, 2019, The Jake Honig Compassionate Use Medical Cannabis Act, which overhauled the CUMMA, was signed into law. On November 3, 2020, New Jersey voters passed a ballot measure amending the New Jersey Constitution to permit the use of cannabis for adults over 21 years of age. The ballot measure allowed New Jersey to regulate the growth, distribution, and sale of adult-use cannabis.

On February 22, 2021, Governor Murphy signed the New Jersey Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization Act into law, legalizing the use of cannabis by adults 21 years of age and older in New Jersey. CREAMMA permitted the existing 12 ATCs to seek expedited entry into the adult-use marketplace, and also created a new regulatory body named the New Jersey Cannabis Regulatory Commission (“CRC”), as the successor regulator to the NJDOH. CREAMMA also set caps on the total number of licenses that may be concurrently held by adult-use operators, permitting one entity to hold a cultivation, manufacturing, and retail license, but no more than one of each (with an exception made for ATCs who were previously authorized under NJDOH to hold up to three dispensing permits). On August 19, 2021, the CRC published its first set of rules for adult-use cannabis in the state. These rules outline the details of licensing (including for ATCs entering into the adult-use marketplace), the authority of municipalities, the operations of cannabis businesses, and the CRC’s authority over adult-use cannabis. Adult-use sales in New Jersey commenced on April 21, 2022.

On September 25, 2023, Governor Murphy signed legislation that permitted an amendment to the current license limitations imposed under CREAMMA. Specifically, it provided investor groups, defined as anyone, including those who already hold interests in other licensed entities, to make investments in up to seven diversely-owned retailers, defined under the law as those otherwise qualified as certified minority-owned, women-owned, or disabled-veteran owned businesses. This law permitted said investor groups to obtain up to a 35% equity ownership interest, as well as the provision of licensing, financial, and other technical assistance to these diversely-owned entities.

Both ATC and adult-use licenses expire annually and require the submittal of a renewal application 90 days prior to expiration. Provided the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the permit/license, all such permits/licenses are renewed in the ordinary course.

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

On March 14, 2024 and June 28, 2024, the MCA conducted lotteries for its social equity licensing round. A total of 205 applicants were selected across the micro and standard grower, processor, and dispensary categories. These drawings collectively represent the maximum number of licenses the MCA was authorized to award for the first round under 36-404(d) of the Alcoholic Beverage and Cannabis Article.

Licenses in Maryland are renewed every five years. Before expiry, licensees are required to submit a renewal application. While renewals are granted every five years, there is no ultimate expiry after which no renewals are permitted. Provided the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, licensees anticipate license renewals in the ordinary course of business.

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

On March 22, 2018, it was announced that the final phase of the Pennsylvania medical cannabis program would initiate its rollout, which included 13 additional cultivation/processing licenses and 23 additional dispensary licenses. Additionally, the list of qualifying conditions was expanded from 17 to 21. On July 20, 2019, two more qualifying medical conditions were added, bringing the total to 23. Subsequent updates to the medical marijuana program in 2021 saw expansion of the caregiver program and an increase in patient supply purchasing limits from 30 days to 90 days.

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

License permits are valid for a period of one year and are subject to annual renewals after required fees are paid and the business remains in good standing. Provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, licenses are typically renewed in the ordinary course.

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

As a condition of state licensure, operators must consent to random and unannounced inspections of their commercial cannabis facility as well as the facility’s books and records, so as to monitor and enforce compliance with state law. Many localities have also enacted similar standards for inspections, and the state has already commenced site-visits and compliance inspections for operators who have received state temporary or annual licensure. To legally operate a medical or adult-use cannabis business in California, the operator must have both a state and local license. This requires license holders to operate in cities with marijuana licensing programs. Therefore, cities in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

Ohio

HB 523, effective on September 8, 2016, legalized medical marijuana in Ohio. The Ohio Medical Marijuana Control Program (“OMMCP”) allows people with certain medical conditions, upon the recommendation of an Ohio-licensed physician certified by the State Medical Board, to purchase and use medical marijuana. HB 523 required that the framework for the OMMCP become effective as of September 2018. This timeframe allowed for a deliberate process to ensure the safety of the public and to promote access to a safe product.

The Division of Cannabis Control (“DCC Ohio”) within the Department of Commerce oversees the OMMCP and Patient and Caregiver Registry, and licenses and regulates medical marijuana cultivators, processors, dispensaries, and testing laboratories. Prior to the DCC Ohio, the OMMCP was administered by both the Board of Pharmacy and the Department of Commerce. The State Medical Board of Ohio is responsible for certifying physicians to recommend medical marijuana and approving qualifying conditions.

Several forms of medical marijuana are legal in Ohio, including inhalation of marijuana through a vaporizer (not direct smoking), oils, tinctures, plant material, edibles, lotions, creams, patches, and any other forms approved by the State of Ohio.

On November 7, 2023, Ohio voters approved Issue 2, making Ohio the 24th state to legalize adult-use marijuana. The law took effect on December 7, 2023 and allows for additional forms of cannabis to be sold to consumers.

In June 2024, Ohio issued its first provisional licenses for adult-use cannabis under its dual-use framework, with applications opening earlier in the year. These provisional licenses were granted to businesses already participating in the state’s medical marijuana program, enabling a quicker transition to adult-use sales once compliance requirements were met. On August 6, 2024, adult-use cannabis sales begin in Ohio.

All medical marijuana operators in Ohio seeking to sell adult-use marijuana were required to transition to a dual-use license. A dual-use license allows operators to sell both medical and adult-use marijuana. Upon obtaining a dual-use license, the original medical license becomes inactive, effectively replaced by the dual-use license.

On December 19, 2025, Ohio Governor Mike DeWine signed SB 56 into law, which amended and repealed certain provisions of Issue 2. Among other things, SB 56: imposes new THC percentage limits in both adult-use and medical cannabis concentrates; caps the total number of retail licenses permitted across the state; and repeals provisions protecting adult-use consumers from facing either workplace or professional disciplinary action, as well as other forms of discrimination based solely upon their private marijuana use.

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

Summary of Canadian Regulatory Framework

On October 17, 2018, the Cannabis Act and the regulations promulgate thereunder (the "Cannabis Regulations") came into force as law with the effect of legalizing adult-use cannabis and regulating the production, distribution and sale of cannabis and cannabis derived products (both medical and adult-use) within Canada. The Cannabis Act replaced the Controlled Drug and Substances Act (Canada) (the “CDSA”). Under the CDSA, the Access to Cannabis for Medical Purposes Regulations (the “ACMPR”) set out a framework to provide individuals with access to cannabis for medical purposes and it was the governing legislation in respect of the production, sale and distribution of medical cannabis and related oil extracts in Canada. Although the ACMPR was repealed, the regulatory framework applicable to cannabis for medical purposes was substantially reproduced within the Cannabis Act with minimal changes.

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

Compliance

TerrAscend believes it is in compliance with all applicable laws in the jurisdictions it operates including all state laws, the cannabis licensing framework of Maryland, Pennsylvania, New Jersey, California and Ohio, and all provincial laws and the regulations in Ontario, and at the time of license return at the request of the Company, TerrAscend Canada believed it was in compliance with all applicable federal, provincial and territorial laws and regulations, including the Cannabis Act and the Cannabis Regulations. There are no known current incidences of material non-compliance, citations or notices of violations outstanding which may have an impact on the Company’s licenses, business activities or operations where it operates. Notwithstanding the foregoing, like all businesses, the Company may, from time to time, experience incidences of non-compliance with applicable rules and regulations in the jurisdictions in which the Company operates, and such non-compliance may have an impact on the Company’s licenses, business activities or operations. However, the Company takes steps to minimize, disclose and remedy all incidences of non-compliance which may have an impact on the Company’s licenses, business activities or operations in the jurisdictions in which the Company operates. Notwithstanding the fact that various states in the United States have implemented medical cannabis laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act.

Available Information

The Company’s website address is www.terrascend.com. Through this website, the Company’s filings with the SEC, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC, and copies thereof are electronically filed on the System for Electronic Data Analysis and Retrieval + in Canada. Information contained on or accessible through the Company's website is not a part of this Annual Report, and the inclusion of the Company's website address in this Annual Report is an inactive textual reference only.

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

The Company has taken the position that it does not owe taxes attributable to the application of Section 280E of the Code, including amending its U.S. federal income tax returns related to tax years 2021 and 2022 based on legal interpretations that challenge its tax liability under Section 280E of the Code. Because the Company’s tax positions could be (and, as discussed below, has been) challenged by the IRS and other taxing authorities and the Company may not be wholly successful in defending its tax positions, the Company records reserves for unrecognized tax benefits based on its assessment of the probability of successfully sustaining its tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining the Company’s tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. During the years ended December 31, 2024 and December 31, 2025, certain of the Company’s amended and originally filed federal income tax returns were selected for routine examinations by the IRS, which is still in process.

On December 18, 2025, President Trump signed an executive order entitled "Increasing Medical Marijuana and Cannabidiol Research," which directs the Attorney General, Pam Bondi, to expedite the movement of marijuana from Schedule I to Schedule III under the Controlled Substances Act. The order does not legalize marijuana for recreational use, and it remains a federally controlled substance. The order is not self-executing and requires a formal administrative rulemaking process.

If cannabis is moved to Schedule III from Schedule I under the Controlled Substances Act, it could end the effect of Section 280E of the Code on some or all of the Company’s operations. However, any such change from Schedule I to Schedule III is beyond the control of the Company and its timing, occurrence and potential impact cannot be predicted. In addition, legislation has been introduced in the U.S. Congress that would make Section 280E of the Code applicable to any trade or business involved in cannabis, even if cannabis is rescheduled to Schedule III under the Controlled Substances Act. It is not clear whether these bills have a high likelihood of passage.

The Company may be at a higher risk of an IRS audit.

There may be a greater likelihood that the IRS will audit the tax returns of cannabis-related businesses and any such IRS audit may require significant management attention. Any such audit of the Company’s tax returns could result in it being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material. During the years ended December 31, 2024, and December 31, 2025, certain of the Company's amended and originally filed federal income tax returns were selected for routine examinations by the IRS, which is still in process. In the normal course of business, the Company receives notices, from time to time, from various local, state, and federal tax agencies. If the IRS makes a determination that the Company is not in compliance with Section 280E of the Code, the Company may be required to pay any difference in the amounts owed, in addition to penalties and interest, which could equal or exceed the amounts reserved by the Company, exceed the amount of cash on hand and materially impact the Company’s financial condition or results of operations.

Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change. The Company may be subject to action by the U.S. federal government due to its involvement with cannabis in the United States.

While some states in the United States. have legalized the use and sale of cannabis in some form, it remains illegal under U.S. federal law. On January 4, 2018, then-U.S. Attorney General Jeff Sessions issued a memorandum to U.S. Attorneys which rescinded previous guidance from the DOJ specific to cannabis enforcement in the United States, including the Cole Memorandum, which stated that the DOJ would not prioritize the prosecution of cannabis-related violations of U.S. federal law in jurisdictions that had enacted laws legalizing medical cannabis in some form and had implemented strong and effective regulatory and enforcement systems. With the Cole Memorandum rescinded, U.S. federal prosecutors have greater discretion in determining whether to prosecute medical cannabis-related violations of U.S. federal law, though there was never such a policy statement in relation to United States and its territories with adult-use cannabis programs. On December 18, 2025, President Trump signed an executive order (EO) entitled "Increasing Medical Marijuana and Cannabidiol Research," which directs the Attorney General to take necessary steps to complete the rulemaking process to move marijuana from Schedule I to Schedule III under the Controlled Substances Act (CSA). The order does not legalize marijuana for recreational use, and it remains a federally controlled substance. The order is not self-executing and requires a formal administrative rulemaking process. Because TerrAscend engages in cannabis-related activities in the United States, an increase in federal enforcement efforts with respect to current U.S. federal laws applicable to cannabis could cause financial damage to the Company. Further, the Company is at risk of being prosecuted under U.S. federal law and having its assets seized.

The Companyʼs exposure to U.S. cannabis related activities are as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Current assets	$108,160	$175,239
Non-current assets	446,748	429,905
Current liabilities	63,435	87,262
Non-current liabilities	378,220	329,777

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Revenue, net	$259,711	$267,036	$249,589
Gross profit	136,273	135,650	137,721
Income from operations	52,092	53,991	47,354
Net loss attributable to controlling interest	(21,548)	(18,518)	(22,093)

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

Unlike in Canada, which has federal legislation uniformly governing the cultivation, distribution, sale and possession of cannabis under the Cannabis Act, cannabis is largely regulated at the state level. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the Controlled Substances Act and, as such, is in violation of federal law in the United States. Further, there can be no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Additionally, local and city ordinances may strictly limit and/or restrict the retailing of cannabis in a manner that will make it extremely difficult or impossible to transact business in the cannabis industry.

As stated above, Congress has passed appropriations bills in each fiscal year since 2015, that prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The continuing resolution contains, among other things, the RBA, which prevents the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state medical cannabis laws. However, the appropriations protections only apply to medical cannabis operations and provide no protection against businesses operating in compliance with a state’s adult-use cannabis laws.

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

The Company’s business is subject to applicable anti-money laundering laws and regulations and, therefore, the Company has restricted access to capital markets, banking and other financial services.

Since the use of cannabis is currently illegal under U.S. federal law, and in light of considerations related to money laundering and other cannabis related criminality in the U.S. banking industry, U.S. banks have been reluctant to accept or deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding banks willing to accept its business. Likewise, cannabis businesses have limited access, if any, to credit card processing services. As a result, cannabis businesses in the United States are largely cash-based. This complicates the implementation of financial controls and increases security issues. Furthermore, the Company maintains domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. There can be no assurance that the Company's deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States government, or that any bank or financial institution with which the Company does business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

While the Company cannot obtain financing in the United States from traditional banks or other certain federally regulated entities, the Company has been able to access equity financing through private markets in both the United States and Canada. Commercial banks, private equity firms, and venture capital firms have approached the cannabis industry cautiously. While increasing numbers of high-net-worth individuals and family offices have made meaningful investments in companies and businesses similar to the Company, there is neither a broad nor deep pool of institutional capital available to cannabis license holders and applicants. There can be no assurance that additional financing, if raised privately, will be available to the Company when needed or on terms which are acceptable to the Company. The Companyʼs inability to raise financing or limitations on such financings to fund its operations, capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.

Under U.S. federal law, financial transactions in the United States involving proceeds generated by cannabis-related conduct can form the basis for prosecution. The FinCEN division of the U.S. Department of Treasury has provided guidance for how financial institutions can provide services to the cannabis-related businesses consistent with the obligations under the Bank Secrecy Act.

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

The U.S. federal prohibitions on the sale of cannabis may result in the Company and its partners being restricted from accessing the U.S. banking system and they may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to the Companyʼs banking institutions not accepting payments and deposits. The Company is at risk that any bank accounts it has could be closed at any time and result in increased costs for the Company. The Companyʼs activities in the United States, and any proceeds thereof, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the United States. This may restrict the ability of the Company to repatriate funds back to Canada. Furthermore, while the Company has no current intention to declare or pay dividends on the Common Shares or make other distributions for the foreseeable future, the Company may decide or be required to suspend declaring or paying dividends or making other distributions without advance notice and for an indefinite period of time. The guidance provided in the FinCEN Memorandum as described above may change depending on the position of the U.S. government administration at any given time and is subject to revision or retraction in the future, which may restrict the Companyʼs access to banking services.

The Company’s business relies heavily on its ability to obtain and maintain required licenses and permits.

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

The Company and its subsidiaries, as applicable, will apply for, as the need arises, all necessary licenses and permits for the activities it expects to conduct in the future. However, the ability of the Company or its subsidiaries to obtain, maintain or renew any such licenses and permits in a timely manner, on acceptable terms or at all is subject to changes in regulations and policies, and at the discretion of the applicable authorities or other governmental agencies in each jurisdictions.

In certain jurisdictions, the cannabis laws and regulations limit, not only the number of cannabis licenses issued, but also the type or number of cannabis licenses that a single company may own. As a result, the Company may be restricted from participating in certain cannabis businesses in specific markets as a result of ownership or control of other cannabis licenses, which may limit the Companyʼs ability to grow organically or increase its market share in such states. As an example, certain markets may limit the size of a company's cultivation space, limit the number of dispensaries a single-company may own, or may obligate a company to offer certain products, like medical cannabis, to consumers.

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

Compliance with regulations regarding cannabis is difficult, because the regulation of cannabis is uncertain and frequently changes, particularly during the early phases of the cannabis industry being introduced into a particular market. The Company may fail to comply with applicable laws regarding cannabis.

Achievement of the Companyʼs business objectives is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the production and sale of its products. The Company cannot predict the impact of the compliance regime that the applicable regulatory bodies in the United States and Canada are implementing that may affect the business of the Company, particularly during the early phases of the cannabis industry being introduced into a particular market, and changes could require the Company to incur substantial costs associated with compliance or alter its business plan. Similarly, the Company cannot predict the time required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. The impact of governmental compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

The Company's failure to comply with TSX requirements could result in a delisting of the Common Shares.

The Common Shares are currently listed on the TSX, and accordingly, so long as the Company chooses to continue to be listed on such stock exchange, it must comply with the TSX requirements or guidelines when conducting business, especially when pursuing opportunities in the United States. On October 16, 2017, the TSX provided clarity regarding the application of Sections 306 (Minimum Listing Requirements) and 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the "TSX Requirements") to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017-0009, the TSX noted that issuers with ongoing business activities that violate U.S. federal law regarding cannabis are not in compliance with the TSX Requirements. The TSX reminded issuers that, among other things, if the TSX finds that a listed issuer is engaging in activities contrary to the TSX Requirements, the TSX has the discretion to initiate a delisting review. Although the Company believes that it currently complies with the TSX Requirements, the Company’s interpretation may differ from the TSX and failure to comply with the TSX Requirements could result in a delisting of the Common Shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of the Common Shares.

There is a substantial risk of regulatory or political change with respect to cannabis.

In the United States, the operations of TerrAscend and its subsidiaries are subject to a variety of laws, including, among other things, state and local regulations and guidelines relating to the cultivation, manufacture, management, transportation, distribution, sale, storage and disposal of cannabis. Changes to such laws, regulations and guidelines may cause adverse effects to the Company’s business, financial condition and results of operations. Local, state and federal laws and regulations governing cannabis for medicinal and adult-use purposes are broad in control and are subject to evolving interpretations, which could require the Company to incur substantial costs associated with bringing the Companyʼs operations into compliance. In addition, violations of these laws, or allegations of such violations, could disrupt the Companyʼs operations and result in a material adverse effect on its financial performance. It is beyond the Companyʼs scope to predict the nature of any future change to the existing laws, regulations, policies, interpretations or applications, nor can the Company determine what effect such changes, when and if promulgated, could have on the Companyʼs business.

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

The Company may encounter increasingly strict environmental health and safety regulations in connection with its operations.

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

The Company’s products may be subject to product recalls or returns.

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

In Canada, the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”) and substantially similar legislation at the provincial level, governs the treatment of personal information held by a corporation. The Office of the Privacy Commissioner of Canada has stated that it considers the personal information of cannabis users to be considered sensitive. Canadian privacy jurisprudence regarding the obligations that private sector organizations have to individual data subjects is constantly evolving. Privacy laws in Canada are evolving at both the legislative and regulatory levels, including proposed and enacted reforms that would impose enhanced obligations and restrictions on private organizations that collect, use, and disclose personal information. These developments may include expanded individual rights, heightened transparency and consent requirements, increased regulatory oversight, and materially higher administrative monetary penalties and enforcement measures than those available under current privacy and data protection legislation in Canada. For example, it is anticipated that the Canadian federal government will introduce reforms to PIPEDA sometime this year, which will be similar to those that were tabled by the previous Canadian federal government under Bill C-11.

In addition, with respect to consumer health information, there are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In Canada, we may also be required to retain certain customer personal information for prescribed periods of time pursuant to the Cannabis Act.

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

The Companyʼs future investments and operations in the United States may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada, including placing certain restrictions on the Company’s ability to operate or acquire other cannabis businesses in the United States. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Companyʼs ability to invest in the United States or any other jurisdiction, in addition to those described herein.

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

The Company’s outstanding indebtedness may adversely affect the Company’s business, results of operations and financial condition. As of December 31, 2025, the Company had approximately $244,807 in aggregative principal amount of debts outstanding, $217,682 of which is outstanding under the FG Loan (as defined below). See the section titled "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" of this Annual Report for more information regarding the Company's indebtedness. As a result of its indebtedness, a portion of the Company's cash flow will be required to pay interest and principal on its outstanding loans. The Company's indebtedness could have important consequences. For example, it could:

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

The Company expects to use cash flow from operations and additional outside financings to meet its current and future financial obligations, including funding its operations, debt service and capital expenditures. The Company’s ability to make these payments depends on its future performance, which will be affected by financial, business, economic and other factors, many of which the Company cannot control. The Company’s business may not generate sufficient cash flow from operations in the future, which could result in the Company being unable to repay indebtedness, or to fund other liquidity needs. If the Company does not generate sufficient cash from operations, it may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt on or before maturity. The Company cannot make any assurances that it will be able to accomplish any of these alternatives on terms acceptable to it, or at all. In addition, the terms of existing or future indebtedness may limit the Company’s ability to pursue any of these alternatives.

Furthermore, the instruments governing the Company’s indebtedness include obligations and covenants that limit the Company’s discretion with respect to certain business matters and require the Company to satisfy certain financial requirements. For example, the FG Loan (as defined below) includes covenants that limit the borrowers’ ability to, among, other things, (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) pay dividends; (iv) make investments; (v) enter into transactions with affiliates; and (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets. The Company may not receive consent from lenders to take certain actions such as divest assets or enter into material agreements. The Company can make no assurances that it will be able to comply with such obligations and covenants and any failure to comply could result in a default, which, if not amended, cured or waived, could permit acceleration of the indebtedness and the exercise of other remedies available to lenders. In such event, there can be no assurance that the Company would be able to obtain any amendment, cure, waiver or other relief on terms acceptable to the Company. If the Company is unable to obtain relief from an event, the relevant indebtedness may be accelerated and the related collateral may be foreclosed upon. In addition, such circumstances may result in the cross-default or cross-acceleration of other debt, any of which would materially adversely affect the Company's business, results of operations, and financial condition.

The Company may require substantial additional financing to operate its business and it may face difficulties acquiring additional financing on terms acceptable to the Company, or at all.

The building and operation of the Companyʼs business, including its facilities, are capital intensive. The Company expects that significant additional capital may be needed in the future to continue its planned operations, undertake capital expenditures, undertake acquisitions, or other business combination transactions. The Company expects to finance its cash needs through cash flow from ongoing operations and a combination of equity offerings, debt financings and other strategies. The Company cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to the Company, if at all. If the Company engages in debt financing, it may be required to accept terms that restrict or limit the Company’s ability to take specific actions, such as incurring additional indebtedness, making capital expenditures or declaring dividends, and other restrictive covenants that could adversely impact the Company’s ability to conduct its business. In addition, weakness and volatility in the capital markets and the economy in general could limit the Company's access to the capital markets and increase its cost of borrowing.

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

There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the United States, Canadian and global financial markets, general economic conditions, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry, regulatory developments, impact on operations due to changing consumer preferences, overall competitive activity within the market, or other unanticipated events and circumstances, could potentially result in an impairment charge. Goodwill and indefinite lived intangible assets are reviewed for impairment annually and whenever there are events or changes in circumstances that indicate that the carrying amount has been impaired. The Company first performs a qualitative assessment. If based on the results of a qualitative assessment it has been determined that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, an additional quantitative impairment test is performed which compares the carrying value of the reporting unit to its estimated fair value. If the carrying value exceeds the estimated fair value, an impairment is recorded. The Company has recorded impairments for each of the fiscal years ending December 31, 2025, 2024 and 2023. The Company may be required to record a significant charge to earnings in its consolidated financial statements during the period in which any impairment of the Company’s goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on the Company’s business operations and its financial position or results of operations.

Consolidation in the cannabis industry and other changes to the competitive environment can impact the Company's margins and profitability.

The markets for cannabis in the United States and Canada are becoming increasingly competitive and are evolving rapidly. The Company may face intense and increasing competition from existing operators and new entrants in each of the markets in which the Company operates. Some of these competitors may be larger multi-state operators, have longer operating histories, more financial resources and manufacturing experience that the Company, or offer competitive products. There is also the potential that the cannabis industry will undergo further consolidation that may pose a risk to the Company’s ability to compete.

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

The ability of the Company to compete and grow will be dependent on it having access, at a reasonable cost and in a timely manner, to required equipment, parts and components. No assurances can be given that the Company will be successful in maintaining its required supply of equipment, parts and components. Global supply challenges have added further uncertainties around availability and price of equipment, parts and components. It is also possible that the final costs of major equipment contemplated by the Companyʼs capital expenditure plans may be significantly greater than anticipated by the Companyʼs management and may be greater than funds available to the Company, in which circumstance the Company may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects of the Company.

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

The ownership and protection of trademarks, trade secrets and intellectual property rights are significant aspects of the Companyʼs future success. The Company has no patented technology or trademarked business methods at this time, nor has it registered any patents. While the Company has filed trademark applications in the United States and Canada, the Company’s ability to obtain registered or enforce trademark protection for cannabis-related goods and services, in particular for cannabis itself, may be limited in certain countries outside of Canada, including the United States, where registered federal trademark protection is currently unavailable for trademarks covering cannabis-related products and services that are illegal under the Controlled Substances Act.

Furthermore, other countries may not protect intellectual property rights to the same standards as the United States or Canada. Actions taken to protect or preserve intellectual property rights may require significant financial and other resources which may have a significant impact on the Companyʼs business.

In addition, other parties may claim that the Companyʼs products infringe on proprietary and patent protected rights. Such claims, whether or not meritorious, may result in the Companyʼs required expenditure of significant financial and other resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages.

Directors and officers of the Company have faced, and may in the future face, conflicts of interests regarding the Company's business strategy.

Certain of the directors and officers of the Company are also directors and officers of other companies or are engaged and will continue to be engaged in activities that may put them in conflict with the business strategy of the Company. For example, certain funds controlled by the Company’s Executive Chairman, Jason Wild, a related party of the Company, are members of the loan syndicate of the FG Loan (as defined below). Consequently, there exists the possibility for such directors and officers to be in a position of conflict.

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

The Company’s gross profits may decline as a result of a reduction in wholesale or retail cannabis prices. The Company’s profitability is sensitive to fluctuations in wholesale and retail prices caused by crop seasonality, disruptions to supply chains, increased competition, government taxes or levies, and other market conditions, all of which are factors beyond the Company’s control. While the Company has observed that the cannabis industry in any given market generally progresses through identifiable phases as that market evolves, there is currently not an established market price for cannabis and the price of cannabis may change rapidly. Any price decline may have a material adverse effect on the Company.

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

In addition, the Company's reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to its business operations. The Company has entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with its operations. The Company attempts to ensure Sarbanes-Oxley Act (as defined below) compliance by requiring vendors that interact with financially material data to provide SOC certification (Type 1 or Type 2) of their internal controls. Additionally, every new software provider Company works with is required to go through a security audit of their infrastructure and security practices. However, the Company’s ability to ensure these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If these third parties experience a security incident or other interruption, the Company could experience adverse consequences. While the Company may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to the Company, any award may be insufficient to cover the Company’s damages, or the Company may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and the Company cannot guarantee that third parties’ infrastructure in its supply chain or the third parties' with whom it works supply chains have not been compromised.

The Companyʼs operations depend, in part, on how well it and the third parties with whom it works protect networks, equipment, information technology systems and software against compromise or damage from the aforementioned or similar threats. The Companyʼs operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures.

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

In addition to experiencing a security incident or other interruption, third parties may gather, collect, or infer sensitive data about it from public sources, data brokers, or other means that reveals competitively sensitive details about the Company and could be used to undermine its competitive advantage or market position. Additionally, sensitive information of the Company or its customers could be leaked, disclosed, or revealed as a result of or in connection with its employees’, personnel’s, or vendors’ use of generative artificial intelligence ("AI") technologies.

The Company may be subject to growth-related risks, which could negatively affect its business.

The Company may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Such expansion is dependent on availability of capital funding, continuing to enter into successful business arrangements and receiving necessary regulatory and shareholder approvals, as required. The inability of the Company to deal with this growth may have a material adverse effect on the Companyʼs business, financial condition, results of operations and prospects.

The Company may be adversely impacted by rising or volatile energy costs.

The Companyʼs cannabis growing and manufacturing operations, which account for approximately 50% of the products sold in the Company's own retail stores, consume considerable energy, which make the Company vulnerable to rising energy costs. Accordingly, rising or volatile energy costs have and may further adversely impact the Company's business and profitability. Furthermore, the Company may face challenges in accessing sufficient utilities to meet the energy, water or sewage requirements for cannabis growing and manufacturing operations.

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

The success of the Company is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management, which are key personnel. Moreover, the Companyʼs future success depends on its continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and the Company may incur significant costs to attract and retain them. The Company does not maintain "key man" insurance policies on the lives of its key personnel, or the lives of any of its other employees. In order to induce valuable employees to continue their employment with the Company, the Company has provided certain key personnel stock options and restricted stock units that vest over time. The value to employees of such equity grants that vest over time is significantly affected by movements in the price of the Common Share that are beyond the Company's control, and may at any time be insufficient to counteract more lucrative offers from other companies. The Company is limited in its ability to address declines in the value of employee equity grants in an effort to retain key personnel. Despite the Company receiving shareholder approval in 2025 to re-price the stock options of the Company's employees, subject to certain conditions, there is not guarantee that the Company's shareholders or the stock exchanges on which the Common Shares are listed will approve re-pricing efforts in the future. This could result in the inability to retain key personnel if the value of employees' stock options decline. Additionally, if the Company were to reprice any share option without the approval of our shareholders, as permitted under certain circumstances, then proxy advisory firms may issue a negative recommendation on certain of our compensation-related proposals at future annual meetings of our shareholders. In addition, if the Company's share-based compensation otherwise ceases to be viewed as a valuable benefit, the Company's ability to attract, retain and motivate key personnel could be weakened, which could harm its business. The loss of the services of key personnel, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on the Companyʼs ability to execute on its business plan and strategy, and the Company may be unable to find adequate replacements on a timely basis, or at all. While employment agreements are customarily used as a primary method of retaining the services of such key personnel these agreements cannot assure the continued services of such employees.

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

In addition, all of the Company’s directors and officers reside outside of Canada. Some or all of the assets of such persons may be located outside of Canada. Therefore, it may not be possible for Company shareholders to collect or to enforce judgments obtained in Canadian courts predicated upon the civil liability provisions of applicable Canadian securities laws against such persons. Moreover, it may not be possible for Company shareholders to effect service of process within Canada upon such persons. Courts in the United States may refuse to hear a claim based on a violation of Canadian securities laws on the grounds that such jurisdiction is not the most appropriate forum to bring such a claim. Even if a United States court agrees to hear a claim, it may determine that the local law, and not Canadian law, is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proven as a fact, which can be a time-consuming and costly process.

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

The Company’s employees and personnel may use generative AI technologies to assist with their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. The Company’s use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If the Company is unable to use generative AI, this could make its business less efficient and result in competitive disadvantages.

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

Because cannabis is a Schedule I controlled substance under the Controlled Substances Act, courts may deny cannabis businesses federal bankruptcy protections, making it difficult for the Company to restructure our operations and lenders to be made whole on their investments in the cannabis industry in the event of a bankruptcy. If the Company were to experience a bankruptcy, there is no guarantee that United States federal bankruptcy protections would be available to the Company, which would have a material adverse effect on us and may make it more difficult for us to restructure our operations or obtain debt financing.

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

The Company is operating its business in a relatively new industry and market. While the Company has observed that the cannabis industry in any given market generally progresses through identifiable phases as that market evolves, competitive conditions, consumer preferences, patient requirements and spending patterns in this new industry and market are relatively unknown and may have unique circumstances that differ from existing industries and markets, particularly during the early phases of the cannabis industry being introduced into a particular market. Accordingly, there are no assurances that this industry and market will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that affects the cannabis industry and market could have a material adverse effect on the Companyʼs business, financial condition and results of operations.

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

The Company may not be able to successfully integrate and combine the operations, personnel, and technology infrastructure of any acquired company with its existing operations. If integration is not managed successfully by the Companyʼs management, the Company may experience interruptions to its business activities, deterioration in its employee and customer relationships, increased costs of integration and harm to its reputation, all of which could have a material adverse effect on the Companyʼs business, financial condition, and results of operations. The Company may experience difficulties in combining corporate cultures, maintaining employee morale, and retaining key employees. The integration of any such acquired companies may also impose substantial demands on management. There is no assurance that these acquisitions will be successfully integrated in a timely manner, or at all.

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

Mr. Jason Wild, Executive Chairman of the Company's Board, beneficially owns, directly or indirectly, or exercises control or direction over shares representing approximately 27% of the voting capital stock of the Company as of March 11, 2026. As a result, Mr. Wild exerts significant control over matters that may be put forward for the consideration of all of the Company shareholders, including for example, the approval of a potential business combination or consolidation, a liquidation or sale of all or substantially all of the Companyʼs assets, electing members to the Board, and adopting amendments to the Companyʼs constating documents, including its articles of incorporation, as amended (the “Articles”) and by-laws.

Additional issuances of the Company’s securities may result in dilution.

The Company may issue additional securities in the future, which may dilute a shareholder of the Company's holdings in the Company. The Companyʼs Articles permit the issuance of an unlimited number of proportionate voting shares in the capital of the Company ("Proportionate Voting Shares"), non-participating non-voting exchangeable shares in the capital of the Company ("Exchangeable Shares"), Preferred Shares and Common Shares, and shareholders of the Company will have no pre-emptive rights in connection with such further issuance. The Board has discretion to determine the price and the terms of issue of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders. Moreover, additional Common Shares will be issued by the Company on the exercise of options under the Companyʼs stock option plan (the "Stock Option Plan"), upon the exercise of outstanding warrants, upon the due conversion of the Convertible Notes (as defined below) and upon the conversion of Proportionate Voting Shares, Exchangeable Shares and Preferred Shares. To the extent holders of the Company’s stock options or other convertible securities convert or exercise their securities and sell the Common Shares they receive, the trading price of the Common Shares may decrease due to the additional amount of Common Shares available in the market. The Company cannot predict the size or nature of future issuances or the effect that future issuances and sales of Common Shares will have on the market price of the Common Shares. Issuances of a substantial number of additional Common Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Common Shares. With any additional issuance of Common Shares, investors will suffer dilution to their voting power and economic interest in the Company.

Due to liquidity risks, sales of substantial amounts of Common Shares may have an adverse effect on the market price of the Common Shares.

Sales of a substantial number of Common Shares in the public market could occur at any time. These sales, or the market perception that the holders of a large number of Common Shares intend to sell Common Shares, could reduce the market price or cause the market price of Common Shares to fall rapidly.

An investor may face difficulty selling in the Common Shares.

The Common Shares are listed on the TSX and the OTCQX, however, an investor may find it difficult to resell any securities of the Company. For example, given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the United States to trade the Company's securities. In the event residents of the United States are unable to settle trades of the Company's securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

The price of the Common Shares may be volatile.

The market price of the Common Shares may be subject to wide price fluctuations. For example, price fluctuations may be in response to many factors, including variations in the operating results of the Company and its subsidiaries, divergence in financial results from analysts’ expectations, changes in earnings estimates by stock market analysts, changes in the business prospects for the Company and its subsidiaries, general economic conditions, legislative changes, community support for the cannabis industry and other events and factors outside of the Companyʼs control. In addition, stock markets as a whole have from time-to-time experienced extreme price and volume fluctuations, which, as well as general economic and political conditions, could adversely affect the market price for the Common Shares. Accordingly, there is no guarantee that the Common Shares will earn any positive return in the short term or long term.

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

On August 20, 2025, the Board approved a program to repurchase up to $10.0 million of Common Shares (the "Share Repurchase Program"), which replaced the Company's share repurchase program previously in place (the "Original Program"). The Company is not obligated to repurchase any specific dollar amount or acquire any specific number of Common Shares pursuant to the Share Repurchase Program. If management determines that it has a better use for its cash reserves, it is under no obligation to continue to purchase Common Shares and Common Share repurchases may be suspended or terminated at any time at the Company’s discretion. The actual timing and number of Common Shares repurchased pursuant to the Share Repurchase Program remains subject to a variety of factors, including market conditions at the time and securities laws requirements, and other general business considerations. The Company's ability to repurchase Common Shares pursuant to the Share Repurchase Program will expire on August 21, 2026, and there is no guarantee that the Company will repurchase the maximum number of Common Shares pursuant to the Share Repurchase Program or that, if it does, such repurchases will enhance long-term shareholder value. The Company’s failure to repurchase Common Shares after announcing the Share Repurchase Program may negatively impact the price of the Common Shares, the Company's reputation, and investor confidence in the Company.

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

In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or upon any other return of capital or distribution of the assets of the Company among its shareholders, in each case for the purposes of winding up its affairs, the Preferred Shares are entitled to receive any distribution available to be paid out of the assets of the Company before the Proportionate Voting Shares, Common Shares and Exchangeable Shares. Accordingly, should the Company be liquidated, dissolved or wound-up, the Company may be unable to make any distribution to the holders of the Common Shares.

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

Trading in the Company’s securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in the Company’s securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends the Company’s securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in the Company’s securities, which could severely limit the liquidity of such securities and consequently adversely affect the market price for such securities.

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

The Company has incurred and will continue to incur substantial costs as a result of operating as a public company in Canada and the United States, and its management will continue to devote substantial time to public company compliance.

The Common Shares are listed on the TSX under the ticker symbol “TSND.” The Common Shares also trade over the counter in the United States on the OTCQX under the ticker symbol “TSNDF.” As a public company, the Company incurs substantial legal, accounting, and other expenses that it would not incur as a private company. For example, the Company is subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The Exchange Act and Securities Act (Ontario) require, among other things, that the Company file annual, quarterly, and current reports with respect to its business, financial condition and results of operations. Compliance with these rules and regulations increase the Company’s legal and financial compliance costs and increase demand on its systems, particularly after the Company is no longer an emerging growth company. In addition, as a result of disclosure information in filings required of a public company, the Company may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which the Company operates its business in ways it cannot currently anticipate and the Company’s business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.

The Company is currently an “emerging growth company” within the meaning of the Securities Act, and to the extent the Company has taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make its securities less attractive to investors and may make it more difficult to compare the Company’s performance with other public companies.

The Company is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act (as defined below), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the Company’s shareholders may not have access to certain information they may deem important. The Company could be an emerging growth company for up to five years, although circumstances could cause the Company to lose that status earlier, including if the market value of its Common Shares held by non-affiliates exceeds $700,000 as of the last business day of the Company’s most recent second fiscal quarter or if the Company has annual gross revenue of over $1.235,000, in which case the Company would no longer be an emerging growth company as of the following fiscal year. The Company cannot predict whether investors will find its securities less attractive because it will rely on these exemptions. If some investors find the Company’s securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for the securities and the trading prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act (as defined below) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act (as defined below) provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Item 1B. Unresolved Staff Comments

This Item 1B is not required for non-accelerated filers.

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

The Company’s cybersecurity function, led by its Chief Information Officer (“CIO”), with support from its Senior Director of Information Technology ("IT"), Enterprise Security Architect, security management personnel, engineering operations, and third-party service providers, helps identify, assess, and manage the Company’s cybersecurity threats and risks. The Company’s CIO has over twenty-five years of technology leadership experience including infrastructure design and management, software development, system implementation, cybersecurity, and network design administration. The Company’s CIO also has experience in data protection for systems and has supported a complex global public enterprise environment with operations in over 200 countries. The Company’s Senior Director of IT has over 11 years of experience developing and leading healthcare solutions and has led the development in web and infrastructure design, serverless architecture, database integrations, SMS, mass-email and mass phone notification solutions and holds a Sarbanes-Oxley Act (SOX) certification. The Company's Enterprise Security Architect has over seven years of experience in assessing risk and protecting data in various technologies from client/server software to cloud based solutions and holds a Certified Information Systems Security Professional designation, a GIAC Certified Incident Handler Certification, and Sarbanes-Oxley Act (SOX) certifications. The Company’s Senior Director of IT and the Enterprise Security Architect also have experience dealing directly with numerous cyber security threats, breaches, detection and containment activities and strategies under strict requirements and expectations for HIPAA covered entities. The Company’s cybersecurity function works, in certain circumstances, in partnership with its managed security service provider (“MSSP”) and managed service provider (“MSP”) to help identify, assess, and respond to risks from cybersecurity threats, including by monitoring and evaluating its threat environment using various methods including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating the Company’s and its industry’s risk profile, evaluating certain threats reported to us, coordinating with law enforcement concerning certain threats, conducting internal and/or external audits, conducting threat assessments for certain internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and use of external intelligence feeds. The Company’s Security Incident Response Team leverages a cybersecurity managed detection and response partner, which monitors certain of its endpoints, cloud infrastructure, and networks for irregular activity.

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

Item 2. Properties

TerrAscend's corporate headquarters is located in Union City, New Jersey and the Issuer’s registered office is in Mississauga, Ontario, Canada. In addition, the Company has various other offices, manufacturing, cultivation and/or processing facilities and dispensaries across the United States. The Company believes that its current offices and facilities are suitable and adequate to meet its current needs. The Company intends to add new facilities or expand existing facilities as it adds employees, and it believes that suitable additional or substitute space will be available as needed to accommodate any such expansion of the Company's operations.

The following tables set forth the Company’s material physical properties as of March 11, 2026.

Corporate Properties
Type	Location	Leased / Owned

Office	Santa Rosa, CA	Leased*

Production and Storage Properties
Type	Location	Leased / Owned

Cultivation, Processing	Ilera	Owned*

Waterfall, PA

Cultivation, Processing	TerrAscend NJ LLC Boonton, NJ	Owned*

Cultivation	State Flower San Francisco, CA	Leased*

Cultivation, Processing	HMS Health Hagerstown, MD	Owned*

Retail Properties
Type	Location	Leased / Owned

Dispensary	Cookies Toronto, ON Canada	Leased*

Dispensary	The Apothecarium Plymouth Meeting, PA	Leased*

Dispensary	The Apothecarium Lancaster, PA	Leased*

Dispensary	The Apothecarium Thorndale, PA	Leased*

Dispensary	The Apothecarium Allentown, PA	Leased*

Dispensary	The Apothecarium Bethlehem, PA	Leased*

Dispensary	The Apothecarium Stroudsburg, PA	Leased*

Dispensary	The Apothecarium Phillipsburg, NJ	Owned*

Dispensary	The Apothecarium Maplewood, NJ	Leased*

Dispensary	The Apothecarium Lodi, NJ	Leased*

Dispensary	Union Chill Lambertville, NJ	Leased†

Dispensary	The Apothecarium Cumberland, MD	Leased*

Dispensary	The Apothecarium Salisbury, MD	Leased*

Dispensary	The Apothecarium Nottingham, MD	Leased*

Dispensary	The Apothecarium Burtonsville, MD	Leased*

Dispensary	The Apothecarium – Castro San Francisco, CA	Leased*

Dispensary	The Apothecarium – Marina San Francisco, CA	Leased*

Dispensary	The Apothecarium – Soma San Francisco, CA	Leased*

Dispensary	The Apothecarium Berkeley, CA	Leased*

Dispensary	Ratio Cannabis New Philadelphia, OH	Leased*

Miscellaneous Properties
Type	Location	Leased / Owned

Cultivation, Processing	Monitor Facility Monitor, MI	Owned♦

* Property or lease on the property is subject to an encumbrance as described below.

† Property is leased by Union Chill Cannabis Company LLC (“Union Chill”), a New Jersey limited liability company in which subsequent to the year ended December 31, 2025, the Company exercised the option to hold a 35% ownership interest.

♦ Subleased and not utilized in the Company's operations

Properties Subject to an Encumbrance

FocusGrowth Term Loan

The Company, pursuant to a senior secured term loan with an aggregate principal amount of $222.1 million, entered into on August 1, 2024, and amended pursuant to a joinder agreement dated September 30, 2024 and July 8, 2025 (the “FG Loan”), by and between the Company, as guarantors, and each of the Borrowers (as defined below) and Incremental Amendment Borrowers (as defined below), and FG Agency Lending LLC, as the Administrative Agent, has pledged substantially all of the assets of the Borrowers (as defined below) and Incremental Amendment Borrowers (as defined below) as collateral to secure its obligations.

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

Shareholders

The Company had 470 shareholders of record as of March 11, 2026. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

The following compares the cumulative total return for an investment of $100 in the Common Shares, Russell 2000 Index and a selected peer group of companies for the five years ended December 31, 2025. The comparison assumes all dividends have been reinvested (if any). Effective July 4, 2023, the Company commenced trading its Common Shares on the TSX, under the ticker symbol "TSND".

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
Ascend Wellness Holdings, Inc.
•
The Cannabist Company Holdings Inc.

Recent Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025, except as otherwise previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 of this Annual Report.

Use of Proceeds from Initial Public Offering of Common Shares

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars, except per share amounts.

On August 20, 2025, the Board authorized the Company to commence the Share Repurchase Program, which replaced the Company's Original Program. The Share Repurchase Program authorizes the Company to repurchase up to 60,255 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 241,023 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. Common Shares may be purchased on the TSX, the OTCQX, or alternative trading systems and are subject to the limitations and rules imposed by U.S. and Canadian securities regulations. The actual number of Common Shares purchased, timing of purchases and share price depend upon market conditions at the time and securities law requirements. Any Common Shares acquired pursuant to the Share Repurchase Program will be returned to treasury and cancelled. Shareholders may obtain a copy of the Form 12 – Notice of Intention to make a Normal Course Issuer Bid filed by the Company with the TSX, without charge, by contacting the Company. During the fourth quarter of 2025, the Company repurchased Common Shares as set forth below:

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Total Number of Common Shares as Part of a Publicly Announced Program	Number of Common Shares that may yet be Purchased under the Program
October 1 through October 31, 2025	—	$—	—	10,000,000
November 1 through November 30, 2025	55,000	$0.44	55,000	9,945,000
December 1 through December 31, 2025	20,000	$0.46	20,000	9,925,000
For the Quarter Ended December 31, 2025	75,000	$0.44	75,000	9,925,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of TerrAscend Corp., its subsidiaries, including TerrAscend Growth Corp. and its subsidiaries should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (the "Consolidated Financial Statements") appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" appearing elsewhere in this Annual Report, the Company's actual results could differ materially from the results described in or implied by the forward-looking information contained in this Annual Report and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 7 are in thousands of U.S. dollars, except per share information.

Overview

The Company is a leading North American cannabis company. The Company has vertically-integrated licensed operations in Pennsylvania, New Jersey, Maryland and California. In addition, the Company has retail operations in Ohio and Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. Notwithstanding the fact that various states in the U.S. have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act.

The Company operates under one reportable segment, which is the cultivation, production and sale of cannabis products.

The Company owns a portfolio of operating businesses, including:

•
TerrAscend NJ, a majority-owned operation with four dispensaries, and a cultivation/processing facility;
•
TerrAscend MD, a wholly-owned operation with four dispensaries, and a cultivation/processing facility;
•
TerrAscend PA, a wholly-owned operation with six dispensaries, and a cultivation/processing facility;
•
TerrAscend CA, a wholly-owned operation with four dispensaries, and a cultivation facility;
•
TerrAscend OH, a cannabis retailer in New Philadelphia, Ohio with one wholly-owned dispensary; and;
•
TerrAscend Canada, a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada.

Recent Developments

•
On December 26, 2025, the Company closed on the transaction with Union Chill, for an option to purchase 35% of Union Chill (“Union Chill Option”) for total consideration of $13,000 consisting of $9,000 in the form of convertible notes to the various sellers of Union Chill bearing interest at 6.5% per annum, payable quarterly and $4,000 in cash upon the exercise of the Union Chill Option (the "Union Chill Transaction"). The Union Chill Transaction conforms to New Jersey's regulatory framework, which facilitates investment opportunities for diversely owned businesses.
•
On November 1, 2025 one of the Company's owned properties included in the Michigan disposal group was subsequently leased to a third party under a lease agreement.
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
•
On July 18, 2025, Keith Stauffer's resignation as the Company’s Chief Financial Officer became effective.
•
On July 15, 2025, the Company drew $3,105 of the Uncommitted Term Loan Facility (as defined below).
•
On July 8, 2025, TerrAscend, TerrAscend USA, Inc., TerrAscend NJ LLC, TER Holding MD, Inc., and WDB Holding MD, Inc., including certain of each of their respective subsidiaries, and other borrowers, all of which are entities that are consolidated in the financial statements of the Company (collectively, the “Incremental Amendment Borrowers”), became parties to the FG Loan as borrowers pursuant to a joinder and an amendment to the FG Loan (the "FG Loan Amendment"), which provides for a $79,000 upsize to the existing FG Loan. The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028. The Company drew down in full the $79,000 available under the FG Loan Amendment on July 8, 2025, $64,489 of which was used to retire the single-draw senior secured term loan drawn pursuant to a loan agreement from October 2022 among certain subsidiaries of TerrAscend and Pelorus Fund REIT, LLC (the "Pelorus Term Loan"), and certain other indebtedness of the Company, in addition to being used for future growth initiatives. As a result, the outstanding obligation under the Pelorus Term Loan and certain other indebtedness of the Company were repaid in full and subsequently terminated. In addition, the FG Loan Amendment provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"), of which the Company drew $3,105 as of December 31, 2025. As of December 31, 2025, there was an outstanding principal amount of $217,682 under the FG Loan. Certain funds controlled by the Company’s Executive Chairman, Jason Wild, a related party of the Company, invested approximately $1,600 of the loan under the FG Loan Amendment.
•
On June 27, 2025, the Company received approval from the Board, together with TerrAscend Corp.’s consolidated entities, and is currently engaged in an active program to sell the assets of TerrAscend Michigan ("TerrAscend MI"), which is expected to be substantially completed in the first half of 2026. As part of the exit plan, the Company intends to sell all of the Company’s Michigan assets, including four cultivation and processing facilities, twenty retail dispensaries, and other assets. TerrAscend MI is presented as discontinued operations and has been excluded from continuing operations for all periods presented. See Note 7, "Discontinued Operations", in the audited consolidated financial statements included elsewhere in this Annual Report.
•
On May 6, 2025, the Company completed the acquisition of certain assets of Ratio Cannabis LLC ("Ratio Cannabis"), a dispensary in Ohio (the "Ratio Acquisition"). Under the terms of the purchase agreements entered into in connection with the acquisition, each dated as of March 14, 2025, the Company acquired certain assets of Ratio Cannabis for total consideration of $10,300, which was comprised of $5,000 in cash, 4,570,637 Common Shares and a promissory note with a principal amount of $3,980 bearing 6% interest with a two-year maturity (the "Ratio Promissory Note"). The number of Common Shares issued as part of the consideration was calculated based on a price per Common Share equal to $0.29, being the twenty (20)-day volume-weighted average price of the Common Shares on the OTCQX for the period ending on May 5, 2025, resulting in the issuance of 4,570,637 Common Shares on May 6, 2025.

Subsequent Transactions

•
Subsequent to the fiscal year ended December 31, 2025, the Union Chill Option, as a part of the Union Chill Transaction, was exercised and the Company paid the remaining cash consideration of $4,000 to Union Chill, at which time the Company acquired a 35% interest in Union Chill.

Components of Results of Operations

The following discussion sets forth certain components of the Company's Consolidated Statements of Comprehensive Income (Loss) as well as factors that impact those items.

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

Other operating expense (income)

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

Loss (gain) on fair value of derivative liabilities

Derivative liabilities consist of convertible options, that contains embedded derivative features, that are remeasured to fair value at the end of each reporting period using the Black-Scholes Option Pricing Model (the "Black-Scholes Model"). A gain or loss is recognized as a result of the revaluation.

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

Unrealized and realized foreign exchange (gain) loss

Unrealized and realized foreign exchange (gain) loss represents the loss recognized on the remeasurement of U.S. dollar ("USD") denominated cash and other assets recorded in the Canadian dollars ("CAD") functional currency at the Company's Canadian operations.

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

Results from Operations - Years ended December 31, 2025, December 31, 2024, and December 31, 2023

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results from operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

Revenue, net

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Revenue, net	$260,558	$268,078	$250,509
$ change	$(7,520)	$17,569
% change	-3%	7%

Revenue decreased by $7,520 from $268,078 to $260,558 during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily due to a $9,104 decrease in wholesale revenue offset by a $1,584 increase in retail revenue.

The $9,104 decrease in wholesale revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily driven by increased competition and price compression which resulted in lower average selling prices.

The $1,584 increase in retail revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily driven by acquisitive growth in Ohio.

Revenue increased by $17,569, or 7% from $250,509 to $268,078 during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to a $24,665 increase in wholesale revenue offset by a $7,096 decline in retail revenue.

The $24,665 increase in wholesale revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily driven by acquisitive growth in Maryland and greater wholesale demand across other markets.

The $7,096 decrease in retail revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily driven by increased competition and price compression which was partially offset by acquisitive growth in Maryland.

Cost of sales

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Total cost of sales	$124,234	$132,211	$112,492
$ change	$(7,977)	$19,719
% change	-6%	18%
Cost of sales as a % of revenue	48%	49%	45%

The decrease of $7,977, in cost of sales for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was mainly due to a decrease in sales volume. Cost of sales as a percentage of revenue decreased by 1% due to reduced unit costs and improved cost absorption.

The increase of $19,719, in cost of sales for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was mainly due to an increase in sales volume along with higher input costs that reduced gross profit margins.

General and administrative expense

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
General and administrative expense	$86,240	$90,624	$83,543
$ change	$(4,384)	$7,081
% change	-5%	8%

The decrease of $4,384 in G&A expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily related to a reduction in share-based compensation due to lower grant-date fair values of awards issued in the 2025 and the expiration and full vesting of awards granted in prior years that had higher grant-date fair values. The decrease was also driven by a reduction of professional fees. This was partially offset by an increase in the Company's provision for expected losses and salaries and wages.

The increase of $7,081 in G&A expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by an increase in salaries and wages as well as an increase in stock-based compensation due to a modification of stock option terms extending the expiration period from five years to ten years.

Impairment of intangible assets

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Impairment of intangible assets	$2,606	$—	$15,518
$ change	$2,606	$(15,518)
% change	100%	-100%

During the year ended December 31, 2025, the Company recognized impairment charges of $2,606 related to the wholesale brand name and license in California. The impairment was primarily driven by declining wholesale revenue expectations in California as a result of increased competition that was not reasonably foreseeable based on available data and trends at the time.

There were no impairment of intangible assets recognized during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company performed an impairment analysis over its definite lived retail licenses in California and determined that its carrying value was greater than its fair value, and therefore, recorded impairment of $15,518.

Impairment of goodwill

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Impairment of goodwill	$—	$—	$4,690
$ change	$—	$(4,690)
% change	0%	-100%

There was no impairment of goodwill recognized during the years ended December 31, 2025 and December 31, 2024.

During the year ended December 31, 2023, it was determined during the annual impairment analysis that it was more likely than not that the California reporting unit's fair value was less than its carrying value. As a result of this quantitative test, the Company recorded impairment of goodwill of $4,690, reducing the carrying value of goodwill within the California reporting unit to $nil.

Impairment of property and equipment, and right of use assets

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Impairment of property and equipment and right of use assets	$—	$2,438	$28
$ change	$(2,438)	$2,410
% change	-100%	8607%

There were no impairment of property and equipment and right of use assets recognized during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company recognized impairment of $2,438 due to the closure of one of its California retail stores.

Other operating expense (income)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Other operating expense (income)	$33	$(1,190)	$(1,255)
$ change	$1,223	$65
% change	-103%	-5%

During the year ended December 31, 2025, the Company terminated one of its corporate office leases, resulting in a gain on lease termination of $99, offset by a loss on disposals of fixed assets of $127.

During the year ended December 31, 2024, the Company transferred a California lease to a third party, resulting in a lease termination and a recognized gain of $1,169.

During the year ended December 31, 2023, the Company entered into a lease termination agreement in Florida. As a result of the lease termination, the Company recorded a gain on lease termination of $1,217.

(Gain) loss from revaluation of contingent consideration

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
(Gain) loss from revaluation of contingent consideration	$(1,004)	$2,465	$(645)
$ change	$(3,469)	$3,110
% change	-141%	-482%

During the year ended December 31, 2025, the Company recognized a gain of $1,004 related to the remeasurement of its contingent consideration. The gain resulted from the Company’s issuance of Common Shares, following the triggering of price protection provisions included in certain of the Company’s acquisition agreements. This issuance resulted in a reduction in the stock price that would trigger further price protection issuances, which significantly reduced the probability that additional Common Shares would be issued under the price protection provisions. As a result, the estimated fair value of the contingent consideration liability was reduced to $nil subsequent to the issuance.

During the year ended December 31, 2024, the Company recognized a loss from revaluation of contingent consideration of $2,466, an increase in loss of $3,111 for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in loss was primarily driven by a decrease in TerrAscend's share price, partially offset by the expiration in December 2024 of the contingent consideration in connection with the Peninsula Acquisition on June 28, 2023.

For the year ended December 31, 2023, the Company recognized a gain of $645 due to a reduction in the contingent liability in connection with the Peninsula Acquisition, which resulted from the increase in the price of the Common Shares from the grant date.

Loss on extinguishment of debt

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Loss on extinguishment of debt	$1,432	$2,096	$—
$ change	$(664)	$2,096
% change	-32%	100%

During the years ended December 31, 2025 and 2024, the Company recognized a loss on extinguishment of debt due to the retirement of certain loans in relation to the upsize of the FG Loan, which included the write-off of deferred financing costs.

Loss (gain) on fair value of derivative liabilities

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Loss (gain) on fair value of derivative liabilities	$535	$(4,549)	$(1,181)
$ change	$5,084	$(3,368)
% change	-112%	285%

For the year ended December 31, 2025, the Company recognized a loss on the fair value of derivative liabilities of $535, primarily due to an increase in the price of the Company’s Common Shares during the year, which resulted in a higher fair value of the derivative instruments and a corresponding increase in the liability.

For the year ended December 31, 2024, the Company recognized a gain of $4,549 related to the remeasurement of derivative liabilities, primarily driven by a decline in the price of the Company’s Common Shares during the year, which reduced the fair value of the derivative instruments.

For the year ended December 31, 2023, the Company recognized a gain of $1,181 from the remeasurement of derivative liabilities, primarily due to a decline in the price of the Company’s Common Shares during the remeasurement period.

Finance and other expenses

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Finance and other expenses	$35,403	$33,488	$32,853
$ change	$1,915	$635
% change	6%	2%

The increase in finance and other expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by additional interest and accretion related to the upsize to the existing FG Loan in 2025.

The increase in finance and other expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by increased accretion related to the refinancing debt and the repayment of certain other debt during 2024.

Provision for income taxes

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Provision for income taxes	$29,466	$25,134	$23,386
$ change	$4,332	$1,748
% change	17%	7%

The increase in provision for income taxes for the year ended December 31, 2025 as compared to December 31, 2024 was primarily driven by accrued interest and penalties. This increase was partially offset by the reduction of uncertain tax liabilities from prior years.

The increase in provision for income taxes of $1,748 for the year ended December 31, 2024, compared to December 31, 2023, was primarily due to primarily driven by accrued interest and penalties. This increase was offset by deferred tax benefits related to certain intangible assets recorded in 2023.

Discontinued Operations

Discontinued Operations

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Loss from discontinued operations, net of tax	$(56,842)	$(51,779)	$(59,103)
$ change	$(5,063)	$7,324
% change	10%	-12%

During the year ended December 31, 2025, the loss on discontinued operations of $56,842 was primarily driven by an impairment of property and equipment of $41,271, attributable to the Company’s expedited sales strategy in Michigan, constructions in process that will no longer be completed, and the continued increase of competition in the Michigan market and continued market saturation and price compression in Michigan which negatively impacted gross margins. The loss was also impacted by the termination of certain leases and inventory write-offs.

During the year ended December 31, 2024, the loss on discontinued operations of $51,779 was primarily driven by impairment of intangible assets of $39,334 and impairment of property and equipment of $6,073 attributable to declining revenue in Michigan as a result of increased competition.

During the year ended December 31, 2023 the loss on discontinued operations of $59,103 was primarily driven by impairment of intangible assets of $35,785 and impairment of property and equipment of $4,769 attributable to increased competition.

Liquidity and Capital Resources

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars, except dollar amounts per security.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$37,414	$26,381
Restricted Cash	110	606
Current assets	110,108	176,887
Non-current assets	447,271	430,344
Current liabilities	79,931	91,049
Non-current liabilities	378,427	339,366
Working capital	30,177	85,838
Total shareholders' equity	$99,021	$176,816

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. The Company believes its existing cash balances will be sufficient to meet its anticipated cash requirements from the date of this Annual Report through at least the next 12 months.

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $861,332 as of December 31, 2025.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
private placements and public offerings of equity or debt securities.

•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

As of December 31, 2025, the Company had $225,452 in principal outstanding under its loans payable, excluding any prepayment or exit fees, of which $5,469 is due in the next twelve months. The Company also had $19,355 in principal outstanding under its convertible debt, of which $10,355 is due within the next twelve months. In addition, accrued interest in the aggregate amount of $2,171 related to the Company's convertible debt is due in the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $59,441 in lease obligations. Of this amount, $4,360 of lease payments are due in the next twelve months.

As of December 31, 2025, the Company had accounts payable and accrued liabilities of $39,807 and corporate income taxes payable of $5,360.

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

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its debt covenant as of December 31, 2025. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with it covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant. Other than the covenant related to loans payable, the Company is not subject to externally imposed capital requirements.

Debt Facilities

	Principal Paid during the Years Ended December 31, 2025	Principal Outstanding as of December 31, 2025
	(In thousands)
FocusGrowth Term Loan	$4,423	$217,682
Pelorus Term Loan	45,478	—
Maryland Acquisition Loans	15,180	2,758
FG Bridge Loan	5,208	—
Ratio Promissory Note	—	3,980
Other Loans	201	1,032
Private Placement Convertible Debentures	—	10,355
Union Chill Convertible Promissory Note	—	9,000
Total	$70,490	$244,807

Loan Facilities

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

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028 (the “FG Loan Maturity Date”). The FG Loan

is guaranteed by the Issuer and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the outstanding principal balance of the FG Loan will be due upon either prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

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

On July 8, 2025, the Incremental Amendment Borrowers became parties to the FG Loan as borrowers pursuant to the FG Loan Amendment, which provided for an additional $79,000 upsize to the existing FG Loan. The Company drew down in full the $79,000 available under the FG Loan Amendment on July 8, 2025, $64,489 of which was used to retire the Pelorus Term Loan, and certain other indebtedness of the Company, in addition to being used for future growth initiatives.

On July 15, 2025, the Company drew $3,105 of the Uncommitted Term Loan Facility.

During the year ended December 31, 2025, the Company made prepayments in aggregate of $4,423, including a 3% prepayment fee.

On March 4, 2026, the Company, FG Agency Lending LLC, and the parties to the loan agreement amended the terms of the FG Loan to, among other things, permit the Company to incur certain additional indebtedness.

As of December 31, 2025, there was an outstanding principal amount of $217,682 under the FG Loan.

Maryland Acquisition Loans

In connection with the acquisition of Derby 1, LLC on June 28, 2023 ("Peninsula"), Hempaid, LLC on June 30, 2023 ("Blue Ridge"), and Herbiculture Inc. on July 10, 2023 ("Herbiculture"), (collectively, the "Maryland Acquisitions"), the Company entered into a series of promissory notes with an aggregate principal amount of $20,625.

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

As of December 31, 2025, there was an outstanding principal amount of $2,758 under the promissory notes related to the Maryland Acquisitions associated with Blue Ridge, which bears interest at 7.0% with a maturity date of June 30, 2027.

Ratio Promissory Note

As a part of the Ratio Acquisition, the Company entered into a promissory note for $3,980 bearing 6% interest with a two-year maturity.

As of December 31, 2025, there was an outstanding principal amount of $3,980 under the Ratio Promissory Note.

Class A Shares of TerrAscend

In connection with the Reorganization, TerrAscend issued $1,000 of class A shares (the "Class A Shares") with a 20% guaranteed annual dividend to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the purchase right. In addition, the Investor holds a put right that is exercisable at any time after four months’ advanced written notice following June

28, 2028, to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks. As of December 31, 2025, there was an outstanding principal amount of $1,000.

Convertible Debt

Private Placement Convertible Debentures

In June and August 2023, the Company closed the private placements of a total of 10,355 senior unsecured convertible debentures at a price of $1,000 per debenture for total gross proceeds of $10,355. Unless repaid or converted earlier, the outstanding principal and accrued and unpaid interest on the debentures will be due and payable 36 months following the closing of the debenture offering (the “Debenture Maturity Date”). Each debenture bears interest at a rate of 9.9% per annum from the date of issuance, calculated and compounded semi-annually, and payable on the Debenture Maturity Date. Each holder has the option to elect to receive up to 4.95% per annum of such interest payable in cash on a semi-annual basis. Each debenture is convertible into Common Shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Debenture Maturity Date, at a conversion price of $2.01 per Common Share. Holders converting their debentures will receive accrued and unpaid interest for the period from and including the date of the last interest payment date, to and including, the date of conversion. As of December 31, 2025, there was an outstanding principal amount of $10,355 and accrued interest of $2,171. As of December 31, 2025, the Common Share price of $0.72 was below the $2.01 conversion price. Accordingly, conversion is out-of-the-money, and the Company expects repayment or refinancing at maturity unless market conditions change.

Union Chill Convertible Promissory Note

On December 26, 2025, the Company issued a convertible promissory note for $9,000 to the various sellers of Union Chill (the “Convertible Notes”). Unless repaid or converted earlier, the outstanding principal and interest owed under the Convertible Notes shall be due and payable 48 months following the date of issuance (the "Convertible Note Maturity Date"). The Convertible Notes bears interest at the rate of 6.5% per annum payable in quarterly payments within five days following the first business day of each fiscal quarter. Each of the Convertible Notes is convertible into Common Shares, only in its entirety, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Convertible Note Maturity Date, at a conversion price of $1.89 per Common Share. As of December 31, 2025, there was an outstanding principal amount of $9,000 owed under the Convertible Note.

Share Repurchases

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

During the year ended December 31, 2025, the Company repurchased 1,117,500 Common Shares under its share repurchase programs, consisting of 75,000 Common Shares under the Share Repurchase programs and 1,042,500 Common Shares under the Original Program, for total consideration of approximately $428, including excise tax. The Company canceled all Common Shares that were repurchased. As of December 31, 2025, the Company had a total of 9,925,000 Common Shares remaining that can be authorized for repurchase pursuant to the Share Repurchase Program.

Cash Flows

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Cash flows provided by operating activities

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net cash provided by operating activities - continuing operations	$33,926	$46,216	$51,888
Net cash used in operating activities - discontinued operations	(12,398)	(8,266)	(24,417)
Net cash provided by operating activities	$21,528	$37,950	$27,471

Continuing Operations

The decrease of $12,290 in net cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by higher income taxes paid and increased interest payments on its loans payable.

The decrease of $5,672 in net cash provided by operating activities for the year ended December 31, 2024 as compared to December 31, 2023 is primarily driven by unfavorable changes in working capital, partially offset by an income tax refund related to an amended federal tax return for tax year 2020.

Discontinued Operations

The increase of $4,132 in net cash used in operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by unfavorable changes in working capital and increased expenditures related to the exit of Michigan.

The decrease of $16,151 in net cash used in operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by favorable changes in working capital along with $2,881 of cash received for a recovery of expected credit loss.

Cash flows used in investing activities

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net cash used in investing activities - continuing operations	$(17,715)	$(9,763)	$(26,340)
Net cash provided by (used in) investing activities - discontinued operations	3,108	(2,484)	10,121
Net cash used in investing activities	$(14,607)	$(12,247)	$(16,219)

Continuing Operations

The increase of $7,952 in net cash used in investing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by cash consideration of $5,261 paid in connection with the Ratio Cannabis acquisition, and a $3,400 refundable deposit related to a potential business acquisition.

The decrease of $16,577 in net cash used in investing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by $16,789 of cash paid for the acquisition of four dispensaries in Maryland and a success fee of $3,750 related to Alternative Treatment Center licenses issued by the New Jersey Department of Health during the year ended December 31, 2023. This was partially offset by an increase in capital expenditures during the year ended December 31, 2024.

Discontinued Operations

The increase of $5,592 in net cash provided by investing activities year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by the sale of property and equipment related to the exit of Michigan.

The decrease of $12,605 in net cash provided by investing activities year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by the sale of property and equipment related to the closure of the TerrAscend Canada's manufacturing facility during the year ended December 31, 2023.

Cash flows provided by (used in) financing activities

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net cash provided by (used in) financing activities- continuing operations	$4,188	$(15,929)	$(3,611)
Net cash used in financing activities- discontinued operations	—	(8,787)	(8,889)
Net cash provided by (used in) financing activities	$4,188	$(24,716)	$(12,500)

Continuing Operations

The increase of $20,117 in net cash provided by (used in) financing activities year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by net loan proceeds of $8,221 in 2025, compared to net loan principal paid of $8,114, in 2024, and lower distributions to non-controlling interests during 2025.

The increase of $12,318 in net cash used in financing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by of net proceeds from private placements of $20,820 in 2023, partially offset by lower distributions to non-controlling interests in 2024.

Discontinued Operations

The net cash used in financing activities year ended December 31, 2024 and 2023 was primarily driven by loan principal paid.

Reconciliation of Non-GAAP Measures

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates: (i) Free cash flow from net cash provided by operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) EBITDA from continuing operations and Adjusted EBITDA from continuing operations as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, impairment of goodwill and intangible assets, loss (gain) on extinguishment of debt, unrealized and realized loss on investments, loss (gain) on fair value of derivative liabilities, loss (gain) on disposal of fixed assets, gain on lease termination, unrealized and realized foreign exchange (gain) loss), gain from revaluation of contingent consideration, impairment of property and equipment and right of use assets, and certain other items, which management believes is not reflective of the ongoing operations and performance of the Company. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses. The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

		For the Years Ended
	Notes	December 31, 2025	December 31, 2024	December 31, 2023
		(In thousands)
Net loss		$(81,331)	$(72,670)	$(86,730)
Loss from discontinued operations		56,842	51,779	59,103
Loss from continuing operations		(24,489)	(20,891)	(27,627)

Add (deduct) the impact of:
Provision for income taxes		29,466	25,134	23,386
Finance expenses		36,291	34,339	32,053
Amortization and depreciation		15,640	15,191	15,568
EBITDA from continuing operations	(a)	56,908	53,773	43,380
Add (deduct) the impact of:
Share-based compensation	(b)	5,007	9,706	7,707
Impairment of goodwill and intangible assets	(c)	2,606	—	20,208
Loss on extinguishment of debt	(d)	1,432	2,096	-
Unrealized and realized loss on investments	(e)	1,365	238	2,604
Loss (gain) on fair value of derivative liabilities	(f)	535	(4,549)	(1,181)
Loss (gain) on disposal of fixed assets	(g)	127	(21)	(38)
Gain on lease termination	(h)	(99)	(1,169)	(1,217)
Unrealized and realized foreign exchange (gain) loss	(i)	(687)	940	2
(Gain) loss from revaluation of contingent consideration	(j)	(1,004)	2,465	(645)
Impairment of property and equipment and right of use assets	(k)	—	2,438	28
Other one-time items	(l)	1,621	4,303	4,444
Adjusted EBITDA from continuing operations		$67,811	$70,220	$75,292

The table below reconciles net cash provided by operating activities from continuing operations to free cash flow for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Net cash provided by operating activities - continuing operations	$33,926	$46,216	$51,888
Capital expenditures for property and equipment	(8,614)	(6,866)	(4,871)
Free Cash Flow	$25,312	$39,350	$47,017

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net (loss) income.
b)
Represents non-cash share-based compensation expense.
c)
Represents impairment charges taken on the Company's intangible assets and goodwill.
d)
Represents the loss on extinguishment of debt recorded as a result of the extinguishment of the loans.
e)
Represents unrealized and realized loss on fair value changes on strategic investments.
f)
Represents the revaluation of the fair value of convertible options.
g)
Represents the loss (gain) taken on the disposal of property and equipment.
h)
Represents the gain taken as a result on lease termination and derecognition of right of use assets.
i)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
j)
Represents the revaluation of the Company's contingent consideration liabilities.

k)
Represents impairment charges taken on the Company's property and equipment.
l)
Includes one-time fees incurred in connection with the Company's acquisitions, such as expenses related to professional fees, consulting, legal, and accounting, that would otherwise not have incurred. In addition, includes one-time charges for Sarbanes-Oxley Act of 2002 implementation, as well as work completed in preparation of becoming a U.S. filer. These fees are not indicative of the Company's ongoing costs.

The decrease in Adjusted EBITDA from continuing operations for the year ended December 31, 2025, as compared to December 31, 2024 was primarily due to lower add-backs for non-recurring items in 2025.

The decrease in Adjusted EBITDA from continuing operations for the year ended December 31, 2024, as compared to December 31, 2023 was primarily due to margin compression driven by higher input costs.

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

Acquisitions

As the Company continues to acquire businesses and operate in a broader range of markets, the Company expects its valuation techniques to continue to improve through additional access to more detailed historical data, market benchmarks, and post-acquisition performance insights, such as impairment charges from prior acquisitions. These inputs enhance management’s ability to evaluate projected cash flows, market sustainability, and associated risks in future valuation analyses. However, given the evolving nature of the cannabis industry, market conditions remain subject to regulatory, competitive, and economic volatility, which could materially impact assumptions used in impairment assessments.

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

Impairment of goodwill, intangible assets, and long-lived assets

The Company evaluates goodwill, intangible assets, and long-lived assets for impairment in accordance with applicable accounting standards. Goodwill is tested for impairment at the reporting unit level under ASC 350-20 and the reporting units are identified at the same level of the Company's operating segments which are New Jersey, Pennsylvania, Maryland, Ohio, and California. Indefinite-lived intangible assets such as store brand names are tested as a single asset or group of assets under ASC 350-30. Goodwill and indefinite-lived intangible assets are evaluated annually or more frequently if events or changes in circumstances indicate that their carrying value may not be recoverable. The Company considers whether circumstances or conditions exist which suggest that the carrying value of its goodwill and indefinite-lived intangible assets might be impaired. If such circumstances exist, the Company performs a qualitative assessment to determine whether it is more likely than not that the assets are impaired. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit exceeds its fair value. All assets and liabilities that are employed in or relate to the operations of a reporting unit and will be considered in determining the fair value of the reporting unit are included in the carrying value of the reporting unit.

The Company estimates the fair value of its reporting units using an income approach based upon projected future discounted cash flow ("DCF") models. Under this DCF model, the fair value of each reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. Estimated future cash flows are developed using the Company's following year budget along with anticipated market trends in which its business operates. Key inputs to this DCF model include assumptions for net sales growth, gross profit margins, operating expenses, EBITDA margins, capital expenditures, terminal growth rates, and discount rates. The discount rates are based on a weighted-average cost of capital ("WACC"). In certain circumstances where multiple potential outcomes exist, the Company utilizes a probability-weighted DCF approach. Under this method, multiple cash flow scenarios are developed and probability-weighted to reflect management’s assessment of the likelihood of each outcome. In 2025, the Company applied a probability-weighted DCF model in evaluating the Pennsylvania reporting unit to reflect potential regulatory developments, including the possible legalization of adult-use cannabis in the state. The estimated fair value is sensitive to changes in key assumptions, particularly the timing and outcome of adult-use legalization. Changes in the timing or an adverse outcome of adult-use legalization could adversely affect operating results which would result in a reduction in the estimated fair value of the reporting unit below its carrying value and result in goodwill impairment. In the sensitivity analysis performed, holding all other assumptions constant, management increased the probability of no legalization from its baseline assumption of approximately 5% to approximately 30%, starting at which point the estimated fair value of the Pennsylvania reporting unit would fall below its carrying value and result in an impairment.

The Company estimates the fair value of its indefinite-lived intangible assets using the relief-from-royalty method income approach which is based upon a DCF model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The determination of fair value using this method entails a significant number of estimates and assumptions, which require management judgment, and include net sales growth rates, WACC, and royalty rates.

Significant judgment is required to estimate the fair value of goodwill and indefinite-lived intangible assets, both at acquisition and during impairment testing. These estimates involve assumptions about future cash flows, discount rates, and market conditions, all of which are subject to uncertainty. The recoverability of these assets depends on the achievement of projected results and execution of strategic initiatives. Changes in regulatory environment expectations, economic conditions, consumer demand, pricing pressure, or the cost of capital could result in actual outcomes differing materially from those assumed in our models. A hypothetical 10% reduction in projected net sales could result in a materially different fair value conclusion for certain reporting units or indefinite-lived assets.

The Company evaluates the accuracy of its forecasts by comparing prior projections to actual post-acquisition performance. This comparison provides refinements to our valuation models and assumptions in future periods. While the Company believes its current estimates are reasonable, future changes in business or economic conditions may cause deviations from those assumptions.

Variable Interest Entity

The Company consolidates legal entities in which it holds a controlling financial interest. Determining whether it has a controlling financial interest in a variable interest entity ("VIE") is subject to significant judgment and estimates. There is inherent uncertainty in evaluating who has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. The Company's considerations include, but are not limited to, voting interests of the VIE, management, service and other agreements with the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees. Management has applied significant judgment when evaluating the facts and circumstances of the VIE (see Note 3 included in Item 8, “Financial Statements and Supplementary Data”).

Emerging Growth Company and Smaller Reporting Company Status

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

The Company will remain an emerging growth company until the earlier to occur of: (i) December 31, 2027 (a) in which the Company has total annual gross revenue of $1,235,000 or more, or (b) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Shares held by non-affiliates exceeds $700,000 as of the last business day of the Company’s most recent second fiscal quarter; and (ii) the date on which the Company has issued more than $1,000,000 in non-convertible debt during the prior three-year period.

Additionally, as of June 30, 2025, the market value of the Common Shares held by non-affiliates decreased to below $60,000, which triggered the Company being classified as a smaller reporting company and non-accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2025. we are a “smaller reporting company”. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250,000 as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100,000 during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700,000 as of the last business day of our second fiscal quarter.

Although the Company qualifies as a smaller reporting company, it does not intend to reduce its disclosures and expects to continue providing disclosures consistent with those required of accelerated filers.

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

Subsequent recoveries of amounts previously written off are credited against operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company had no customers whose balance is greater than 10% of total trade receivables as of December 31, 2025.

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

The Company holds cash and cash equivalents in currencies other than its functional currency. The Company does not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of the Company's operations. However, as of the year ended December 31, 2025, a 10% change in the value of the U.S. dollar compared to the Canadian dollar would not result in a material impact on unrealized foreign exchange for the Company.

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

The Company does not have significant cash equivalents for the year ended December 31, 2025. At December 31, 2025, a 10% change to each of the interest rates would not result in a material impact. The remainder of the Company’s loans payable have fixed interest rates from 6.00% to 12.75% per annum. All other financial liabilities are non-interest-bearing instruments.

Item 8. Financial Statements and Supplementary Data

All information required by this item may be found on pages F-1 through F-48 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, management determined that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included a review of the documentation of controls, an evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on the outcome of the evaluation. Based on the results of its assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or were reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III will be included in the Company’s Proxy Statement relating to the Company’s 2026 Annual Meeting of Shareholders (the "2026 Annual Meeting") and is incorporated herein by reference.

Information regarding the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”) required by this item will be contained in the Proxy Statement relating to the 2026 Annual Meeting and is hereby incorporated by reference. If the Company makes any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, it will promptly disclose the nature of the amendment or waiver on its website. The full text of the Code of Conduct is available at the Investor Relations section of the Company’s website at https://ir.terrascend.com/. The reference to the Company’s website address does not constitute incorporation by reference of the information contained at or available through the website, and you should not consider it to be a part of this Annual Report.

The Company has adopted an insider trading policy (the “Insider Trading Policy”) that governs the purchase, sale, and/or other dispositions of securities by the Company’s directors, officers, employees and contractors. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company, as well as procedures designed to further the foregoing purposes. A copy of the Company’s Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in the Company’s Proxy Statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in the Company’s Proxy Statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in the Company’s Proxy Statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in the Company’s Proxy Statement relating to the 2026 Annual Meeting and is incorporated herein by reference.

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

(a)
The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated By Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1*	Arrangement Agreement, dated October 8, 2018, by and among TerrAscend Corp., Canopy Growth Corporation, Canopy Rivers Corporation, JW Opportunities Master Fund, Ltd., JW Partners, LP and Pharmaceutical Opportunities Fund, LP.	10-12G	000-56363	2.1	11/2/2021

2.2*	Securities Purchase Agreement, dated February 10, 2019, by and among BTHHM Berkeley, LLC, PNB Noriega, LLC, V Products, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.2	11/2/2021

2.3*†	Securities Purchase Agreement, dated February 10, 2019, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, certain limited liability company interest holders of each of the forgoing entities, Michael Thomsen, and TerrAscend Corp. and WDB Holding CA, Inc.	10-12G	000-56363	2.3	11/2/2021

2.4*	Securities Purchase and Exchange Agreement, dated August 1, 2019, by and among Ilera Holdings LLC, Mera I LLC, Mera II LLC, TerrAscend Corp., WDB Holding PA, Inc. and Osagie Imasogie.	10-12G	000-56363	2.4	11/2/2021

2.5*	Membership Interest Purchase Agreement, dated August 31, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G	000-56363	2.7	11/2/2021

2.6	First Amendment to Membership Interest Purchase Agreement, dated November 9, 2021, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC and Seller.	10-12G/A	000-56363	2.8	12/22/2021

2.7†	Second Amendment to Membership Interest Purchase Agreement, dated March 8, 2022, by and between WDB Holdings MI, Inc. and 3 State Park, LLC, AEY Holdings, LLC, AEY Capital, LLC, AEY Thrive, LLC, Seller and Gage Growth Corp.	8-K	000-56363	10.1	03/14/2022

2.8*	Arrangement Agreement, dated August 31, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.6	11/2/2021

2.9	Amending Agreement, dated October 4, 2021, by and between TerrAscend Corp. and Gage Growth Corp.	10-12G	000-56363	2.8	11/2/2021

2.10	Second Amending Agreement, dated March 8, 2022, by and between TerrAscend Corp. and Gage Growth Corp.	8-K	000-56363	10.2	03/14/2022

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/2/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.3	11/2/2021

4.1	Description of Securities.					X

4.2	Form of Non-Affiliate Gage Growth Corp. Replacement Warrants dated March, 2022.	10-K	000-56363	4.6	03/16/2023

4.3	Form of Warrant Certificate dated December, 2022.	10-K	000-56363	4.7	03/16/2023

4.4	Warrant Indenture.	10-K	000-56363	4.1	06/29/2023

10.1*	Subscription Agreement, dated April 20, 2023, by and between TerrAscend Growth Corp. and TerInvest LLC.	8-K/A	000-56363	10.1	04/26/2023

10.2*	Protection Agreement, dated April 20, 2023, by and between TerrAscend Growth Corp. and TerrAscend Corp.	8-K/A	000-56363	10.2	04/26/2023

10.3*	Form of Subscription Agreement for Equity Offering.	8-K	000-56363	10.1	06/29/2023

10.4*	Form of Subscription Agreement for Equity Offering with Registered Broker-Dealer.	8-K	000-56363	10.2	06/29/2023

10.5*	Form of Subscription Agreement for Debenture Offering.	8-K	000-56363	10.3	06/29/2023

10.6*	Form of Convertible Debenture.	8-K	000-56363	10.4	06/29/2023

10.7	Form Unit Purchase Agreement, dated January 19, 2024, by and among RHMT, LLC, Deep Thought, LLC, Howard Street Partners, LLC, Anthony and Jamie Shira, Arion Luce, Michael Thomsen, Ryan Hudson and WDB Holding CA, Inc., a wholly-owned subsidiary of TerrAscend Corp.	10-Q	000-56363	10.1	05/9/2024

10.8*†	Loan Agreement, dated August 1, 2024, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.	10-Q	000-56363	10.1	11/6/2024

10.9*	Amendment No. 1, dated September 30, 2024, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.	10-Q	000-56363	10.2	11/6/2024

10.10*	Amendment No. 2, dated July 7, 2025, by and among TerrAscend USA, Inc., as Borrower Representative,	10-Q	000-56363	10.1	11/6/2025

	the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.

10.11*	Amendment No. 3, dated July 15, 2025, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.	10-Q	000-56363	10.2	11/6/2025

10.12*

Amendment No. 4, dated March 4, 2026, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.

						X

10.13	Loan Agreement, dated October 11, 2022, by and among subsidiaries of TerrAscend Corp., TerrAscend NJ LLC, HMS Processing LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, and Pelorus Fund REIT, LLC, as Lender.	10-K	000-56363	10.10	03/16/2023

10.14	Amendment No. 1, dated April 17, 2023, by and among TerrAscend NJ LLC, HMS Processing, LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, TerrAscend Corp. and TerrAscend USA, Inc., Well and Good, Inc. and WDB Holding MD, Inc., as Guarantors, and Pelorus Fund REIT, LLC, as Lender.	10-Q	000-56363	10.10	08/10/2023

10.15	Amendment No. 2, dated June 22, 2023, by and among TerrAscend NJ LLC, HMS Processing, LLC, HMS Hagerstown, LLC, HMS Health, LLC, as Borrowers, TerrAscend Corp. and TerrAscend USA, Inc., Well and Good, Inc. and WDB Holding MD, Inc., as Guarantors, and Pelorus Fund REIT, LLC, as Lender.	10-Q	000-56363	10.11	08/10/2023

10.16	Amendment No. 3 to Loan Agreement, dated November 29, 2023, by and among TerrAscend NJ LLC, HMS Processing, LLC, HMS Hagerstown, LLC, and HMS Health, LLC, as Borrowers, TerrAscend Corp. and TerrAscend USA, Inc., Well and Good, Inc. and WDB Holdings MD, Inc., as Guarantors, and Pelorus Fund REIT, LLC, as Lender.	10-K	000-56363	10.23	03/14/2024

10.17	Promissory Note, dated October 11, 2022, by and among TerrAscend Corp., TerrAscend NJ LLC, BWH NJ LLC and Blue Marble Ventures LLC.	10-K	000-56363	10.11	03/16/2023

10.18	Debt Settlement Agreement, dated December 9, 2022, by and among TerrAscend Corp., Arise Bioscience, Inc., Canopy USA, LLC, Canopy USA I Limited Partnership and Canopy USA III Limited Partnership.	10-K	000-56363	10.12	03/16/2023

10.19#	Amended and Restated Employment Agreement, dated October 31, 2025, by and between TerrAscend USA, Inc. and Ziad Ghanem.					X

10.20#	Amended and Restated Employment Agreement, dated November 9, 2023, by and between TerrAscend USA, Inc, and Keith Stauffer.	10-Q	000-56363	10.1	11/09/2023

10.21#	Amended and Restated Employment Agreement, dated October 31, 2025, by and between TerrAscend USA, Inc. and Lynn Gefen.					X

10.22#	Form of Indemnity Agreement.	10-12G	000-56363	10.15	11/2/2021

10.23#	TerrAscend Corp. Stock Option Plan.	10-K	000-56363	10.34	03/06/2025

10.24#	Form of Option Agreement.	10-K	000-56363	10.35	03/06/2025

10.25#	TerrAscend Corp. Share Unit Plan.	10-K	000-56363	10.36	03/06/2025

10.26#	Form of Share Unit Agreement.	10-K	000-56363	10.37	03/06/2025

19.1	TerrAscend Corporation Insider Trading Policy	10-K	000-56363	19.1	03/06/2025

21.1	List of Subsidiaries of TerrAscend Corp.					X

23.1	Consent of MNP LLP.					X

24.1	Power of Attorney (contained in the signature page to this Annual report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

TerrAscend Corp.

Date: March 12, 2026	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ziad Ghanem and Lynn Gefen, jointly and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ziad Ghanem Ziad Ghanem	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 12, 2026

/s/ Jason Wild	Director	March 12, 2026
Jason Wild

/s/ Ira Duarte	Director	March 12, 2026
Ira Duarte

/s/ Craig Collard	Director	March 12, 2026
Craig Collard

/s/ Ed Schutter	Director	March 12, 2026
Ed Schutter

/s/ Kara DioGuardi	Director	March 12, 2026
Kara DioGuardi

TerrAscend Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TerrAscend Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TerrAscend Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, 2024, and 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2025, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MNP LLP Chartered Professional Accountants, Licensed Public Accountants We have served as the Company’s auditor since 2017.
Toronto, Canada
March 12, 2026

TerrAscend Corp.

Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	At	At
	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$37,414	$26,381
Restricted cash	110	606
Accounts receivable, net	16,898	20,224
Investments	362	1,727
Inventory	34,054	39,672
Prepaid expenses and other current assets	8,557	5,121
Assets from discontinued operations, current	12,713	83,156
Total current assets	110,108	176,887
Non-current assets
Property and equipment, net	129,932	124,165
Deposits	60	168
Operating lease right of use assets	26,691	28,755
Intangible assets, net	167,310	169,604
Goodwill	109,770	106,929
Other non-current assets	13,508	723
Total non-current assets	447,271	430,344
Total assets	$557,379	$607,231

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$39,807	$40,349
Deferred revenue	3,993	3,575
Convertible debt	10,355	—
Loans payable	5,322	6,761
Contingent consideration payable	—	3,121
Operating lease liability	1,511	1,322
Derivative liability	967	92
Corporate income tax payable	5,360	11,531
Liabilities from discontinued operations	12,616	24,298
Total current liabilities	79,931	91,049
Non-current liabilities
Loans payable	203,846	183,461
Operating lease liability	28,555	30,664
Derivative liability	2,221	451
Convertible debt	6,896	9,114
Deferred income tax liability	8,025	8,428
Contingent consideration payable	—	172
Liability on uncertain tax position	128,798	106,991
Other long term liabilities	86	85
Total non-current liabilities	378,427	339,366
Total liabilities	458,358	430,415
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 10,725 and 12,350 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common shares, no par value, unlimited shares authorized; 308,532,518 and 293,232,131 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock, no par value; nil and 129,500 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid in capital	960,241	952,463
Accumulated other comprehensive income	1,986	3,011
Accumulated deficit	(864,742)	(778,514)
Non-controlling interest	1,536	(144)
Total shareholders' equity	99,021	176,816
Total liabilities and shareholders' equity	$557,379	$607,231

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue, net	$260,558	$268,078	$250,509

Cost of sales	124,234	132,211	112,492

Gross profit	136,324	135,867	138,017

Operating expenses:
General and administrative	86,240	90,624	83,543
Amortization and depreciation	5,424	5,074	5,757
Impairment of intangible assets	2,606	—	15,518
Impairment of goodwill	—	—	4,690
Impairment of property and equipment and right of use assets	—	2,438	28
Other operating expense (income)	33	(1,190)	(1,255)
Total operating expenses	94,303	96,946	108,281

Income from operations	42,021	38,921	29,736

Other expense (income)
Finance and other expenses	35,403	33,488	32,853
Unrealized and realized loss on investments	1,365	238	2,604
(Gain) loss from revaluation of contingent consideration	(1,004)	2,465	(645)
Loss on extinguishment of debt	1,432	2,096	—
Loss (gain) on fair value of derivative liabilities	535	(4,549)	(1,181)
Transaction and restructuring costs	—	—	344
Unrealized and realized foreign exchange (gain) loss	(687)	940	2
Income (loss) from continuing operations before provision for income taxes	4,977	4,243	(4,241)
Provision for income taxes	29,466	25,134	23,386
Net loss from continuing operations	$(24,489)	$(20,891)	$(27,627)

Discontinued operations:
Loss from discontinued operations, net of tax	$(56,842)	$(51,779)	$(59,103)
Net loss	$(81,331)	$(72,670)	$(86,730)

Foreign currency translation adjustment	1,025	(1,212)	286
Comprehensive loss	$(82,356)	$(71,458)	$(87,016)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(29,386)	$(28,453)	$(36,441)
Non-controlling interests	$4,897	$7,562	$8,814

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(87,253)	$(79,020)	$(95,830)
Non-controlling interests	$4,897	$7,562	$8,814

Net loss per share - basic & diluted:
Continuing operations	$(0.10)	$(0.10)	$(0.13)
Discontinued operations	(0.19)	(0.18)	(0.21)
Net loss per share - basic & diluted	$(0.29)	$(0.28)	$(0.34)
Weighted average number of outstanding common shares - basic & diluted	301,083,354	291,513,878	279,285,588

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2022	259,624,531	76,996,538	12,608	600	349,829,273	—	$934,972	$2,085	$(618,260)	$2,374	$321,171
Shares issued - stock options, warrant and RSU exercises	1,913,641	—	—	—	1,913,641	—	98	—	—	—	98
Shares, options and warrants issued - acquisition	5,913,963	—	—	—	5,913,963	—	8,601	—	—	—	8,601
Shares, options and warrants issued - legal settlement	532,185	—	—	—	532,185	—	794	—	—	—	794
Warrants issued for services performed	—	—	—	—	—	—	1,000	—	—	—	1,000
Shares issued - conversion	13,762,500	(13,504,500)	(258)	—	—	—	—	—	—	—	—
Private placement net of share issuance costs	6,580,677	—	—	—	6,580,677	—	7,507	—	—	—	7,507
Share-based compensation expense	—	—	—	—	—	—	7,707	—	—	—	7,707
Options and warrants expired/forfeited	—	—	—	—	—	—	(9,643)	—	9,643	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(11,622)	(11,622)
Acquisition of non-controlling interest	—	—	—	—	—	—	(6,177)	—	—	(1,323)	(7,500)
Net loss for the period	—	—	—	—	—	—	—	—	(95,545)	8,815	(86,730)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(286)	—	—	(286)
Balance at December 31, 2023	288,327,497	63,492,038	12,350	600	364,769,739	—	$944,859	$1,799	$(704,162)	$(1,756)	$240,740
Shares issued - stock options, warrant and RSU exercises	1,249,216	—	—	—	1,249,216	—	—	—	—	—	—
Shares issued - price protection adjustment	874,730	—	—	—	874,730	—	693	—	—	—	693
Share-based compensation expense	—	—	—	—	—	—	9,706	—	—	—	9,706
Options and warrants expired/forfeited	—	—	—	—	—	—	(5,880)	—	5,880	—	—
Capital distributions	—	—	—	—	—	—	—	—	—	(7,324)	(7,324)
Repurchase of common stock, including excise tax	(107,400)	—	—	—	(107,400)	(129,500)	(215)	—	—	—	(215)
Acquisition of non-controlling interest	2,888,088	—	—	—	2,888,088	—	3,300	—	—	1,374	4,674
Net loss for the period	—	—	—	—	—	—	—	—	(80,232)	7,562	(72,670)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,212	—	—	1,212
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816
Shares issued - stock options, warrant and RSU exercises	3,659,429	—	—	—	3,659,429	—	—	—	—	—	—
Shares issued - acquisition	4,570,637	—	—	—	4,570,637	—	1,278	—	—	—	1,278
Shares issued - conversion	1,625,000	—	(1,625)	—	1,625,000	—	—	—	—	—	—
Shares issued - price protection adjustment	6,692,321	—	—	—	6,692,321	—	1,903	—	—	—	1,903
Share-based compensation expense	—	—	—	—	—	—	5,007	—	—	—	5,007
Capital distributions	—	—	—	—	—	—	—	—	—	(3,237)	(3,237)
Derecognition of non-controlling interest	—	—	—	—	—	—	—	—	—	20	20
Repurchases of common shares, including excise tax	(1,247,000)	—	—	—	(1,247,000)	129,500	(410)	—	—	—	(410)
Net loss for the period	—	—	—	—	—	—	—	—	(86,228)	4,897	(81,331)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,025)	—	—	(1,025)
Balance at December 31, 2025	308,532,518	63,492,038	10,725	600	384,974,760	—	$960,241	$1,986	$(864,742)	$1,536	$99,021

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating activities
Net loss from continuing operations	$(24,489)	$(20,891)	$(27,627)
Adjustments to reconcile net loss to net cash provided by operating activities
Accretion and accrued interest	7,945	10,862	9,004
Depreciation of property and equipment and amortization of intangible assets	15,621	14,555	14,840
Amortization of operating right-of-use assets	1,595	1,617	1,263
Share-based compensation	5,007	9,706	7,707
Deferred income tax expense recovery	(532)	1,368	(10,254)
Loss (gain) on fair value of derivative liabilities	535	(4,549)	(181)
Unrealized and realized loss on investments	1,365	238	2,604
(Gain) loss from revaluation of contingent consideration	(1,004)	2,465	(645)
Provision for expected credit loss (recovery)	1,665	3,054	—
Loss on extinguishment of debt	1,432	2,096	—
Unrealized and realized foreign exchange (gain) loss	(687)	940	2
Impairment and other	2,634	1,249	19,504
Changes in operating assets and liabilities
Receivables	1,646	(5,302)	(8,675)
Inventory	5,946	1,171	(4,250)
Accounts payable and accrued liabilities	(4,515)	(316)	9,125
Income taxes paid and tax related liabilities	20,498	28,702	39,030
Prepaid expense and other current assets	(144)	52	1,135
Other assets and liabilities	(592)	(801)	(694)
Net cash provided by operating activities - continuing operations	33,926	46,216	51,888
Net cash used in operating activities - discontinued operations	(12,398)	(8,266)	(24,417)
Net cash provided by operating activities	21,528	37,950	27,471

Investing activities
Investment in property and equipment	(8,614)	(6,866)	(4,871)
Investment in note receivable, net of interest received	165	(1,460)	—
Investment in intangible assets	(738)	(1,187)	(1,668)
Cash portion of consideration paid in acquisition	(5,128)	(250)	(16,789)
Deposits for business acquisition	(3,400)	—	—
Success fees related to Alternative Treatment Center license	—	—	(3,012)
Net cash used in investing activities - continuing operations	(17,715)	(9,763)	(26,340)
Net cash provided by (used in) investing activities - discontinued operations	3,108	(2,484)	10,121
Net cash used in investing activities	(14,607)	(12,247)	(16,219)

Financing activities
Proceeds from loan payable, net of transaction costs	78,944	129,382	23,869
Loan principal paid	(70,490)	(136,996)	(42,759)
Loan exit fee paid	(233)	(500)	(1,178)
Capital distributions paid to non-controlling interests	(3,237)	(7,324)	(11,621)
Payment for contingent consideration	(386)	—	—
Payments made for financing obligations and finance lease	—	(276)	(55)
Repurchases of common shares	(410)	(215)	—
Proceeds from private placement, net of share issuance costs	—	—	20,820
Proceeds from options exercised	—	—	98
Employee retention credit	—	—	7,215
Net cash provided by (used in) financing activities- continuing operations	4,188	(15,929)	(3,611)
Net cash used in financing activities- discontinued operations	—	(8,787)	(8,889)
Net cash provided by (used in) financing activities	4,188	(24,716)	(12,500)

Net increase (decrease) in cash and cash equivalents and restricted cash during the year	11,109	987	(1,248)
Net effects of foreign exchange	(572)	653	(168)
Cash and cash equivalents and restricted cash, beginning of the year	26,987	25,347	26,763
Cash and cash equivalents and restricted cash, end of the year	$37,524	$26,987	$25,347

The accompanying notes are an integral part of these consolidated financial statements.

TerrAscend Corp.

Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for per share amounts)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental disclosure with respect to cash flows
Cash paid (received) for Federal income tax, net	$6,466	$(7,707)	$(3,664)
Cash paid (received) for State income tax, net
New Jersey	2,805	2,057	200
Maryland	1,525	969	(35)
Pennsylvania	(1,105)	(294)	440
Other	(288)	(53)	(221)
Total cash paid (received) for income tax, net	$9,403	$(5,028)	$(3,280)

Interest paid	$27,938	$23,847	$23,037
Lease termination fee paid	2,000	271	379

Non-cash transactions
Equity and warrant liability issued for acquisitions and non-controlling interest	$1,278	$4,674	$8,601
Change in accrued capital expenditures	(144)	(1,098)	1,494
Equity issued for price protection on contingent consideration	1,903	693	—
Warrant issued as consideration for services	—	—	1,000
Debt instrument issued as consideration for acquisitions	12,980	—	11,689
Shares issued for legal and liability settlement	—	—	794

The accompanying notes are an integral part of these consolidated financial statements.

TERRASCEND CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

1.
Nature of operations

TerrAscend Corp. (the "Issuer") was incorporated under the Business Corporations Act (Ontario) on March 7, 2017. The Issuer, through its subsidiaries, TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the "Company”), is a leading North American cannabis company. TerrAscend has vertically-integrated licensed operations in Pennsylvania, New Jersey, Maryland and California. In addition, the Company has retail operations in Ohio and Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. In the United States, TerrAscend’s cultivation and manufacturing provide product selection to both the medical and legal adult-use markets. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

The Company operates under one reportable segment, which is the cultivation, production and sale of cannabis products.

The Company owns a portfolio of operating businesses, including:

•
TerrAscend New Jersey (“TerrAscend NJ”), a majority-owned operation with four dispensaries, and a cultivation/processing facility;
•
TerrAscend Maryland (“TerrAscend MD”), a wholly-owned operation with four dispensaries, and a cultivation/processing facility;
•
TerrAscend Pennsylvania (“TerrAscend PA”), a wholly-owned operation with six dispensaries, and a cultivation/processing facility;
•
TerrAscend California (“TerrAscend CA”), a wholly-owned operation with four dispensaries, and a cultivation facility;
•
TerrAscend Ohio (“TerrAscend OH”), a cannabis retailer in New Philadelphia, Ohio with one wholly-owned dispensary; and;
•
TerrAscend Canada Inc. (“TerrAscend Canada”), a cannabis retailer in Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada ("Cookies Canada").

The common shares in the capital of the Company ("Common Shares") commenced trading on the Canadian Securities Exchange ("CSE") on May 3, 2017 under the ticker symbol "TER" and continued trading on the CSE until the listing of the Common Shares on the Toronto Stock Exchange (the "TSX"). Effective July 4, 2023, the Common Shares commenced trading on the TSX under the ticker symbol "TSND". The Common Shares commenced trading on the OTCQX on October 22, 2018 under the ticker symbol "TRSSF", which was subsequently changed to "TSNDF", effective July 6, 2023. The Company’s registered office is located at 77 City Centre Drive, Suite 501, Mississauga, Ontario, L5B 1M5, Canada.

2. Summary of significant accounting policies

(a) Basis of presentation and measurement and going concern

These consolidated financial statements as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (the “Consolidated Financial Statements”) of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying Consolidated Financial Statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, (Gain) loss on disposal of fixed assets has been reclassified out of Impairment of property and equipment and right of use assets and into Other operating (expense) income on the Consolidated Statements of Operations and Comprehensive Loss.

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

(e) Accounts Receivable

Accounts receivable are recorded net of current expected credit losses. The Company estimates current expected credit losses in accordance with ASC 326, Financial Instruments - Credit Losses, based on existing contractual payment terms, actual payment patterns of its customers, and individual customer circumstances.

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

(h) Leases

Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified assets. The majority of the Company’s leases are operating leases used primarily for corporate offices, retail dispensaries, and cultivation and manufacturing facilities. The remaining operating lease periods range from 1 to 23 years. Additionally, the Company has no finance leases at December 31, 2025 and December 31, 2024.

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

The Company determines if an arrangement is a lease at the inception of the contract. Lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term for those arrangements where there is an identified asset and the contract conveys the right to control its use. The right-of-use (“ROU”) asset is measured at the initial amount of the lease liability, adjusted for lease payments made at or before the lease commencement date, and initial direct

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

costs. For operating leases, right-of-use assets are reduced over the lease term by the straight-line expense recognized, less the amount of accretion of the lease liability determined by using the effective interest rate ("EIR") method. Finance leases are included in property and equipment in the Company's Consolidated Balance Sheets.

Operating lease expense is recognized on a straight-line basis over the term of the lease and is included in cost of sales and general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Finance lease cost includes amortization, which is recognized on a straight-line basis over the expected life of the lease asset, and interest expense, which is recognized following an EIR method and is included in Finance and other expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

In some instances, the Company subleases excess office space to third-party tenants. The Company, as sublessor, continues to account for the head lease. If the lease cost for the term of the sublease exceeds the Company’s anticipated sublease income for the same period, this indicates that the ROU asset associated with the head lease should be assessed for impairment under the long-lived asset impairment provisions. Sublease income is included in Finance and other expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Brand intangibles - indefinite lives	Indefinite useful lives
Software	5 years
Licenses	15-30 years

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

Goodwill is reviewed for impairment annually and whenever there are events or changes in circumstances that indicate the carrying amount has been impaired. The Company has the option to first assess qualitative factors to determine whether a quantitative goodwill impairment test is necessary. If the Company concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, a quantitative fair value test is performed. If the carrying value of the reporting unit exceeds the estimated fair value, a goodwill impairment charge is recorded. The Company performs its annual impairment tests during the fourth quarter each year, comparing the fair value of each of its reporting units with its carrying amount, inclusive of goodwill. Fair value is estimated using the income approach, a discounted cash flow analysis, and the market approach, when applicable.

Indefinite lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite lived intangible assets are recognized based on a comparison of the fair value of the asset to its carrying value. The Company performs its annual impairment test in the fourth quarter each year in conjunction with its annual assessment of goodwill. The assessment consists of comparing the carrying value of the indefinite lived intangible asset to its estimated fair value, utilizing the relief from royalty method, an income approach valuation.

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

(o) Non-controlling interests

Non-controlling interests (“NCI”) represents equity interests owned by outside parties. NCI is initially measured at fair value as of the acquisition date (see Note 2(y)(vii)).

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

The Internal Revenue Service (the "IRS") has taken the position that cannabis companies are subject to the limits of Section 280E of the Internal Revenue Code of 1986, as amended (the "Code"), under which they are only allowed to deduct expenses directly related to the cost of producing the products or cost of production. The Company has taken the position that it does not owe taxes attributable to the application of Section 280E the Code. This position is treated as an unrecognized tax benefit, and is recorded on the Consolidated Balance Sheets as a liability on uncertain tax position.

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

(r) Share-based compensation

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

(s) Convertible instruments

The Company issues convertible debt instruments to raise capital for reasons such as business acquisitions and supporting general corporate needs. The debt component of convertible instruments is recorded at its amortized cost using the EIR method. Accretion expense is recognized over the contractual term of the instrument based on the effective yield, which reflects the amortization of any discounts, premiums, and debt issuance costs. Convertible debt may contain embedded features that require bifurcation as derivative liabilities, see Note 2v.

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

(u) Warrant liability

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

(w) Loss per share

The Company presents basic and diluted loss per share data for its ordinary shares. Basic loss per share is calculated using the treasury stock method, by dividing the loss attributable to holders of Common Shares and proportionate voting shares in the capital of the Company ("Proportionate Voting Shares") by the weighted average number of Common Shares and Proportionate Voting Shares outstanding during the period. Contingently issuable shares (including shares held in escrow) are not considered outstanding Common Shares and consequently are not included in the loss per share calculations. The Company has the following categories of potentially dilutive Common Share equivalents: RSUs (as defined below), stock options, warrants, Preferred Shares, non-participating non-voting exchangeable shares in the capital of the Company ("Exchangeable Shares") and convertible debentures.

In order to determine diluted loss per share, it is assumed that any proceeds from the exercise of dilutive instruments would be used to repurchase Common Shares at the average market price during the period. The Company also considers all outstanding convertible securities, such as the Preferred Shares, convertible debentures, and outstanding Exchangeable Shares as if such instruments were converted into Common Shares.

Diluted loss per share is determined by adjusting the loss attributable to common shareholders and the weighted average number of Common Shares and Proportionate Voting Shares outstanding, adjusted for the effects of all dilutive potential Common Shares and Proportionate Voting Shares. Proportionate Voting Shares are converted to their Common Share equivalent of one thousand Common Shares for every one Proportionate Voting Share for the purposes of calculating basic and diluted loss per share. In a period of losses, all of the potentially dilutive Common Share equivalents are excluded in the determination of dilutive net loss per share because their effect is antidilutive. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, no potentially dilutive Common Share equivalents were included in the computation of diluted loss per share because their impact would have been anti-dilutive.

(x) Discontinued operations

The Company deems it appropriate to classify a part of the business as discontinued operations if the related disposal group meets all of the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. A disposal group that represents a strategic shift to the Company is reflected as discontinued operations on the Consolidated Statements of Operations and Comprehensive Loss and prior year figures are recast to reflect the earnings or losses as income from discontinued operations.

During the year ended December 31, 2025, the Company committed to a plan to exit the Michigan market. The Company remains engaged in an active program to sell the assets of the Michigan business, which is expected to be substantially completed by the end of the first half of 2026.

The Company determined that its plan to exit the Michigan market is a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of TerrAscend Michigan ("TerrAscend MI") are presented as held for sale in accordance with ASC

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

360-10, Impairment or Disposal of Long Lived Assets ("ASC 360-10") in the Consolidated Balance Sheets of the Company, the operating results are presented as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss of the Company, and net cash used is presented as discontinued operations in the Statements of Cash Flows of the Company. The Company's assets to be disposed of and for which there is a committed plan of disposal are classified as assets held for sale and at the lower of carrying value or fair value, less costs to sell.

Prior year amounts have been retrospectively adjusted to conform to the current year presentation. Certain prior year amounts, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current year presentation. Unless otherwise noted, amounts and disclosures throughout these notes to the Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

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

iii)
Derivative liabilities and contingent consideration

The Company calculates the fair value of derivative liabilities and contingent considerations from business combinations using key estimates, including stock price volatility and the risk-free interest rate. The Company exercises judgment in selecting valuation methods and performing fair value calculations, both at the initial measurement upon issuance or acquisition and during subsequent recurring remeasurements.

iv)
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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

v)
Impairment of goodwill, intangible assets, and long-lived assets

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually, while definite-lived intangible assets and long-lived assets are evaluated whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company’s impairment loss calculation contains significant estimates and assumptions while applying judgment to qualitative factors as well as estimating future cash flows and asset fair values, including forecasting projected financial information and selecting the discount rate that reflects the risk inherent in future cash flows.

Certain significant estimates and assumptions include:

•
Cash flows: estimated cash flows are projected based on actual operating results from internal sources, as well as industry and market trends. The forecasts are extended through a discrete projection period, after which a terminal value was applied to reflect the remaining economic useful life of the reporting units and asset groups;
•
Royalty rate: estimated royalty rate is projected based on industry and market trends.
•
Post-tax discount rate: the post-tax discount rate is reflective of the weighted average cost of capital ("WACC"). The WACC is estimated based on the risk-free rate, equity risk premium, beta premium, and after-tax cost of debt based on corporate bond yields; and
•
Tax rate: the tax rates used in determining future cash flows are those substantively enacted at the respective valuation date.
vi)
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

vii)
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

viii)
Variable Interest Entity

The Company consolidates legal entities in which it holds a controlling financial interest. Determining whether it has a controlling financial interest in VIE is subject to significant judgment and estimates. There is inherent uncertainty in evaluating who has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. The Company's considerations include, but are not limited to, voting interests of the VIE, management, service and other agreements with the VIE, involvement in the VIE’s initial design and the

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

existence of explicit or implicit financial guarantees. Management has applied significant judgment when evaluating the facts and circumstances of the VIE (see Note 3).

ix)
Current Expected Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses over the contractual life of the Company’s trade receivables. Determining the adequacy of the allowance is complex and requires significant judgment regarding customer creditworthiness, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Changes in customer financial performance or economic conditions could result in material changes to the allowance in future periods.

(z) New standards, amendments and interpretations adopted

(i)
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures is effective for the financial year ending December 31, 2025 and will be applied retrospectively to all prior periods presented. The Company adopted this standard during the year ended December 31, 2025, see Note 17.

(aa) New standards, amendments and interpretations not yet adopted

(i)
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Loss – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, a new accounting standard to improve the disclosures about an entity’s expenses and address requests from investors for more detailed information about the types of expenses included in commonly presented expense captions. The new standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with retrospective application permitted. The Company is currently evaluating the impact of ASU 2024-03 on its Consolidated Financial Statements; however, the Company does not expect the adoption of ASU 2024-03 to have a material impact on its Consolidated Financial Statements.
(ii)
In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This accounting pronouncement provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when measuring credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of ASU 2025-05 on its Consolidated Financial Statements; however, the Company does not expect the adoption of ASU 2025-05 to have a material impact on its Consolidated Financial Statements.
(iii)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard improves the navigability of interim disclosures, clarifies when Topic 270 applies and provides additional interim disclosure guidance, including a principle to disclose material events since the most recent annual reporting period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The standard is effective for the Company beginning January 1, 2028, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its Consolidated Financial Statements; however, the Company does not expect the adoption of ASU 2025-11 to have a material impact on its Consolidated Financial Statements.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

3. Consolidation

The Company consolidates entities in which it has a controlling financial interest by evaluating whether the entity is a VOE or VIE.

In connection with the listing of its Common Shares on the TSX, the Company undertook a strategic reorganization of its ownership structure (the “2023 Reorganization”) to align with TSX regulatory requirements regarding U.S. based operations, in accordance with the TSX's Staff Notice 2017-0009. Specifically, the 2023 Reorganization was designed to segregate the Company’s Canadian retail operations from TerrAscend’s cultivation and manufacturing operations in the United States. Following the completion of the 2023 Reorganization, the Company holds a 95% equity interest in its Canadian retail business and maintains a variable interest in TerrAscend’s U.S. operations, which are consolidated through a VIE model. The Company continues to consolidate both operations under two distinct consolidation models in accordance with ASC 810, Consolidation ("ASC 810").

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

4. Accounts receivable, net

The following table presents the Company’s accounts receivable balances, including the allowance for credit losses:

	December 31, 2025	December 31, 2024
	(In thousands)
Trade receivables	$16,962	$19,002
Sales tax receivable	1,156	970
Other receivables	599	563
Provision for current expected credit losses	(1,819)	(311)
Total receivables, net	$16,898	$20,224

The following table presents the aging of trade receivables, including the allowance for credit losses:

	December 31, 2025	December 31, 2024
	(In thousands)
Trade receivables	$16,962	$19,002
Less: provision for current expected credit losses	(1,819)	(311)
Total trade receivables, net	$15,143	$18,691

Of which
Current	12,214	11,211
31-90 days	1,761	3,998
Over 90 days	2,987	3,793
Less: current expected credit losses	(1,819)	(311)
Total trade receivables, net	$15,143	$18,691

The following is a roll-forward of the provision for expected credit losses and sales returns and allowances related to trade accounts receivable:

	December 31, 2025	December 31, 2024
	(In thousands)
Beginning of the year	$311	$303
Provision for sales returns	15	—
Expected credit losses	1,665	31
Write-offs charged against provision	(172)	(23)
Total provision for current expected credit losses	$1,819	311

5. Acquisitions

2025 Acquisitions

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

Costs related to this transaction were $122, including legal, accounting, due diligence, and other transaction-related expenses and were recorded during the year ended December 31, 2025.

On a standalone basis, had the Company acquired the business on January 1, 2025, sales estimates would have been $7,652 for the year ended December 31, 2025 and net income estimates would have been $1,738. Actual sales and net income since the Ratio Acquisition Date are $4,934 and $664, respectively.

Other

On December 26, 2025, the Company issued $9,000 of convertible notes in exchange for an option to purchase a 35% interest in Union Chill (the “Union Chill Option”). The Company is required to pay an additional $4,000 upon exercise of the Union Chill Option. As the Company was required to exercise the option by May 2026, the $4,000 was recorded in accounts payable and accrued liabilities. The 35% option was initially recorded at its fair value of $13,000, with no material change recognized upon remeasurement as of December 31, 2025. The Union Chill Option is included in other non‑current assets in the Consolidated Balance Sheets. For additional information regarding the convertible notes, see Note 12.

On December 10, 2025, the Company paid a refundable deposit of $3,400 in connection with a potential acquisition. The deposit is included in Other current assets in the Consolidated Balance Sheets.

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

The balance of contingent consideration is as follows:

	State Flower	Apothecarium	Peninsula	Total
	(In thousands)
Carrying amount, December 31, 2023	$1,406	$3,028	$2,012	$6,446
Settlement of contingent consideration	(1,334)	(3,591)	—	(4,925)
Payments of contingent consideration	(188)	(505)	—	(1,443)
Loss (gain) on revaluation of contingent consideration	903	3,188	(1,626)	2,465
Carrying amount, December 31, 2024	$787	$2,120	$386	$3,293
Settlement of contingent consideration	—	—	(386)	(386)
Payments of contingent consideration	(532)	(1,371)	—	(1,903)
Gain on revaluation of contingent consideration	(255)	(749)	—	(1,004)
Carrying amount, December 31, 2025	$—	$—	$—	$—

State Flower and Apothecarium

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

In accordance with the price protection clause, the Company issued additional Common Shares on September 13, 2024, June 2, 2025, and September 19, 2025, for an aggregate of 9,176,140 Common Shares. On October 17, 2025, the Company canceled 1,609,089 Common Shares as a result of certain clawback provisions. As a result of the issuances, the cancellation, and the proximity to expiration of the price protection, the estimated fair value of the contingent consideration liability was reduced to $nil as of December 31, 2025.

Subsequent to the year end the price protection clause expired with no additional payouts.

Peninsula

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

6. Inventory

The Company’s inventory of dry cannabis and oil includes both purchased and internally produced inventory. The Company’s inventory is comprised of the following items:

	December 31, 2025	December 31, 2024
	(In thousands)
Raw materials	$753	$400
Finished goods	15,514	16,182
Work in process	15,535	21,548
Accessories, supplies and consumables	2,252	1,542
Total inventory	$34,054	$39,672

7. Discontinued operations

TerrAscend Michigan

During the year ended December 31, 2025, the Company committed to a plan to exit the Michigan market. The Company received approval from the Board, together with TerrAscend Corp.’s consolidated entities. As of December 31, 2025, the Company remains engaged in an active program to sell the remaining assets of TerrAscend MI, which is expected to be substantially completed by the end of the first half of 2026. The Company determined that its decision to exit the Michigan market is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations.

The total amount of costs expected to be incurred in connection with the Michigan exit is between $1,050 to $1,200 in cash expenditures for employee transition, notice period and severance payments, and employee benefits ("restructuring costs"). Total cumulative restructuring costs are $606 as of December 31, 2025.

ASC 360-10 requires a held-for-sale disposal group to be measured at the lower of its carrying amount and fair value less cost to sell. The Company adjusted the carrying amount of the fixed assets in the disposal group within the scope of ASC 360-10 relating to certain buildings, equipment, and leasehold improvements. During the year ended December 31, 2025, the Company recognized impairment loss of $41,271. The fair value of the disposal groups was primarily determined based on actual closing prices or purchase offers from market participants. An estimated cost to sell of 4% was used in the valuations. The impairments were primarily attributable to the Company’s expedited sales strategy, constructions in process that will no longer be completed, and the continued increase of competition in the Michigan market.

During the year ended December 31, 2025, the Company recognized an inventory impairment charge of $4,551, recorded in cost of goods sold, to reduce the carrying value of certain inventory items to their net realizable value. The impairment charge was primarily related to inventory designated for sale below cost or destruction of inventory.

During the year ended December 31, 2025, the Company reassessed certain assets previously included in the Michigan disposal group. Based on market conditions and the absence of prospective buyers at acceptable pricing, management determined that a sale of one owned property ("Monitor") was no longer probable within one year. The Company entered into a sublease arrangement on November 1, 2025 for Monitor, which will generate ongoing rental income. As a result, this property no longer met the criteria for classification as held for sale and was removed from the disposal group. The asset is now included within the Company's continuing operations. The reclassification did not change management’s conclusion that the exit of Michigan operations represents a strategic shift and continues to qualify for discontinued operations presentation. There was no gain or loss recognized upon the reclassification of Monitor.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following table summarizes the major classes of assets and liabilities of TerrAscend MI as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(In thousands)
Current assets from discontinued operations
Accounts receivable, net	$39	$656
Inventory	—	9,128
Prepaid expenses and other current assets	454	918
Property and equipment, net	6,222	59,854
Operating lease right of use assets	5,998	12,600
Total current assets from discontinued operations	$12,713	$83,156

Current liabilities from discontinued operations
Accounts payable and accrued liabilities	$3,636	$6,376
Deferred revenue	—	1,554
Operating lease liability	6,342	12,994
Finance lease liability	1,923	1,864
Other liabilities	715	1,510
Total current liabilities from discontinued operations	$12,616	$24,298

The results of operations for the discontinued operations includes revenues and expenses directly attributable to the disposed of operations. Corporate and administrative expenses, including interest expense, not directly attributable to the operations were not allocated to discontinued operations.

The results of discontinued operations were as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Revenue, net	$18,313	$38,599	$66,819

Cost of Sales	19,890	24,507	45,138

Gross profit	(1,577)	14,092	21,681

Operating expenses:
General and administrative	15,608	20,971	32,543
Amortization and depreciation	1,040	3,749	3,725
Impairment of property and equipment	41,271	6,073	4,769
Impairment of intangible assets	—	39,334	35,785
Other operating expense (income)	2,013	(9)	(1,559)
Total operating expenses	59,932	70,118	75,263

Other expense (income)
Finance and other expenses	196	449	5,453
(Loss) income from discontinued operations before provision for income taxes	(61,705)	(56,475)	(59,035)
(Benefit) provision for income taxes	(4,863)	(4,696)	68
Net (loss) income from discontinued operations, net of tax	$(56,842)	$(51,779)	$(59,103)

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

8. Property and equipment, net

Property and equipment consisted of:

	December 31, 2025	December 31, 2024
	(In thousands)
Land	$3,580	$3,235
Assets in process	289	1,956
Buildings & improvements	138,443	123,568
Machinery & equipment	25,338	24,662
Office furniture & equipment	4,710	4,282
Total cost	172,360	157,703
Less: accumulated depreciation	(42,428)	(33,538)
Property and equipment, net	$129,932	$124,165

Assets in process represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

During the years ended December 31, 2025, and December 31, 2024, borrowing costs were not capitalized because the assets in process did not meet the criteria of a qualifying asset.

Depreciation expense was $9,141 ($7,577 included in cost of sales) for the year ended December 31, 2025, $8,954 (7,285 included in cost of sales) for the year ended December 31, 2024, and $8,097 ($6,911 included in cost of sales) for the year ended December 31, 2023.

Impairment of Property and Equipment

The impairment test for property and equipment follows the same criteria as finite-lived intangible assets (see Note 9) with the exception of obtaining independent appraisals for certain properties to determine the fair value of the asset groups. During the years ended December 31, 2024, the Company determined that the carrying value of the certain assets may not be recoverable. As a result, the Company recorded an impairment loss of $2,438 for certain California properties during the year ended December 31, 2024. This impairment was primarily due to the closure of one of its California retail stores.

9. Intangible assets, net and goodwill

Intangible assets consisted of the following:

At December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,797	$(1,730)	$1,067
Licenses	172,906	(30,085)	142,821
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	175,983	(32,095)	143,888
Indefinite lived intangible assets
Brand intangibles	23,422	—	23,422
Total indefinite lived intangible assets	23,422	—	23,422
Intangible assets, net	$199,405	$(32,095)	$167,310

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

At December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,708	$(964)	$1,744
Licenses	167,459	(24,371)	143,088
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	170,447	(25,615)	144,832
Indefinite lived intangible assets
Brand intangibles	24,772	—	24,772
Total indefinite lived intangible assets	24,772	—	24,772
Intangible assets, net	$195,219	$(25,615)	$169,604

Amortization expense was $6,472 ($2,639 included in cost of sales) for the year ended December 31, 2025, $6,230 ($2,832 included in cost of sales) for the year ended December 31, 2024, and $7,518 ($2,900 included in cost of sales) for the year ended December 31, 2023.

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

(In thousands)
2026	$6,594
2027	6,515
2028	6,464
2029	6,350
2030	5,841
Thereafter	112,124
Total	$143,888

As of December 31, 2025, the weighted average amortization period remaining on intangible assets was 24.4 years.

The following table summarizes the activity in the Company's goodwill balance:

(In thousands)
Balance at December 31, 2023	$106,929
Additions at acquisition date	—
Balance at December 31, 2024	$106,929
Additions at acquisition date	2,841
Balance at December 31, 2025	$109,770

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Impairment of indefinite-lived and definite-lived intangible assets

The Company recorded the following impairment losses by category of intangible assets:

	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Definite lived intangible assets
Licenses	$1,256	$—	$15,518
Total impairment of definite lived intangible assets	1,256	—	15,518
Indefinite lived intangible assets
Brand intangibles	1,350	—	—
Total impairment of indefinite lived intangible assets	1,350	—	—
Total impairment of intangible assets	$2,606	$—	$15,518

During the year ended December 31, 2025, the Company determined that changes in market expectations of cash flows in its California wholesale business, as well as increased competition and supply in the state, were indicators that a quantitative impairment test was appropriate.

During the year ended December 31, 2025, for the State Flower brand name in California, the Company compared the carrying value to its fair value using the relief-from royalty method and determined that the carrying value exceeded the fair value. The Company recorded impairment charges of $1,350, reducing its carrying value to $nil. The estimates and assumptions used in testing include such values as; no future revenue growth, a 1% royalty rate, and a WACC of 13.4%.

During the year ended December 31, 2025, for the California asset group, the Company compared the carrying value of the wholesale license to its fair value using a discounted cash flow analysis and determined that the carrying value exceeded the fair value. The Company recorded impairment charges of $1,256, reducing its carrying value to $nil. The estimates and assumptions used in testing include such values as; no future revenue growth, a 2% increase in operating expenses, and a WACC of 13.4%.

Impairment of Goodwill

The Company performed its annual goodwill impairment test during the fourth quarter of 2025.

The Company performed a qualitative assessment of the Pennsylvania reporting unit and based on current market conditions and the uncertainty surrounding the timing of potential adult-use cannabis legalization in Pennsylvania, it was determined that a quantitative assessment was appropriate. The fair value of the Pennsylvania reporting unit was estimated using a Probability-Weighted DCF model. The valuation incorporated multiple legalization timing scenarios, including adult-use legalization occurring in 2026, 2027, 2028, and a scenario in which legalization does not occur. Probabilities were assigned to each scenario with the vast majority of the weighting for legalization to occur in 2026 or 2027, based on management’s assessment of current legislative activity, regulatory developments, and industry conditions. Other estimates and assumptions used in the valuation included projected revenues, operating margins, a WACC of 13.4%, and terminal value multiples ranging from 7.7x to 8.8x depending on the scenario. The Company considered, but did not rely upon, a market approach, as recent observed transactions were not deemed comparable to the Company’s Pennsylvania operations. Accordingly, the income approach was determined to be the most appropriate valuation methodology. Based on the analysis performed, the estimated fair value of the Pennsylvania reporting unit exceeded its carrying value as of the testing date, and no goodwill impairment was recorded. Changes in the timing or an adverse outcome of adult-use legalization could adversely affect operating results which would result in a reduction in the estimated fair value of the reporting unit below its carrying value and result in goodwill impairment. In the sensitivity analysis performed, holding all other assumptions constant, management increased the probability of no legalization from its baseline assumption of approximately 5% to approximately 30%, starting at which point the estimated fair value of the Pennsylvania reporting unit would fall below its carrying value and result in an impairment. Under the base case assumptions, the estimated fair value of the Pennsylvania reporting unit exceeded the carrying value by approximately 14%.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The Company performed qualitative assessments of the Maryland and Ohio reporting units and based on current market conditions, operating performance, and regulatory developments, the Company concluded that it was more likely than not that the fair values of the Maryland and Ohio reporting unit exceeded their carrying values. Accordingly, quantitative impairment tests were not performed.

The following table summarizes the Company's goodwill by reporting unit which is aggregated into one reportable segment:

Reporting Unit	Carrying Amount	Goodwill Balance	2025 Impairment Test
	(In thousands)
Pennsylvania	$231,645	$75,904	Quantitative
Maryland	109,282	31,025	Qualitative
Ohio	10,053	2,841	Qualitative

10. Loans payable

	December 31, 2025	December 31, 2024
	(In thousands)
Pelorus term loan retired July 2025
Principal amount	$—	$45,478
Deferred financing cost	—	(1,168)
Net carrying amount	$—	$44,310

Maryland Acquisition loan due June 2027
Principal amount	$2,758	$18,029
Unamortized discount	(208)	(746)
Net carrying amount	$2,550	$17,283

Ratio promissory note due May 2027
Principal amount	$3,980	$—
Deferred financing cost	(279)	—
Net carrying amount	$3,701	$—

FocusGrowth loan due August 2028
Principal amount	$217,682	$140,000
Unamortized discount and deferred financing cost	(17,621)	(12,799)
Exit fee accretion	1,824	390
Net carrying amount	$201,885	$127,591

Other loans	$1,032	$1,038
Total debt, net	$209,168	$190,222

Loans payable, current	5,322	6,761
Loans payable, non-current	203,846	183,461

Total principal	$225,452	$204,545

The Company had accrued interest for its loan payables of $2,365 and $2,537 as of December 31, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The FG Loan bears interest at 12.75% per annum and matures on August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Issuer and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the outstanding principal amount of the FG Loan (the "Exit Fee") will be due upon either the prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

On July 8, 2025, TerrAscend, TerrAscend USA, Inc., TerrAscend NJ LLC, TER Holding MD, Inc., and WDB Holding MD, Inc., including certain of each of their respective subsidiaries, and other borrowers, all of which are entities that are consolidated in the financial statements of the Company (the "Incremental Amendment Borrowers"), became parties to the FG Loan as borrowers pursuant to a joinder agreement, by and among the Incremental Amendment Borrowers and the Agent, (the "FG Loan Amendment") which provided for a $79,000 upsize to the existing FG Loan. Net proceeds of the FG Loan were received in an amount equal to 95% of the $79,000. Additionally, the FG Loan Amendment provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The terms of the FG Loan Amendment and the Uncommitted Term Loan Facility are consistent with the initial FG Loan.

The Company drew down in full the $79,000 available under the FG Loan Amendment on July 8, 2025, $64,489 of which was used to retire the Pelorus Term Loan (as defined below), and certain other indebtedness of the Company, in addition to being used for future growth initiatives. This amendment was not considered extinguishment of debt under ASC 470, Debt.

On July 15, 2025, the Company drew $3,105 of the Uncommitted Term Loan Facility. Net proceeds of the FG Loan were received in an amount equal to 95% of the $3,105.

During the year ended December 31, 2025, the Company made prepayments in aggregate of $4,423, including a 3% prepayment fee.

As of December 31, 2025, there was an outstanding principal amount of $217,682 under the FG Loan.

Pelorus Term Loan

On October 11, 2022, certain subsidiaries of TerrAscend, among others, entered into a loan agreement with Pelorus Fund REIT, LLC for a single-draw senior secured term loan (the “Pelorus Term Loan") in an aggregate principal amount of $45,478. The Pelorus Term Loan was based on a variable rate tied to the one month Secured Overnight Financing Rate, subject to a base rate, plus 9.5%, with interest-only payments for the first 36 months and was set to mature on October 11, 2027.

On July 8, 2025, as described above, the Company entered into the FG Loan Amendment, of which, a portion of the proceeds of the FG Loan Amendment was used to retire the Pelorus Term Loan and pay the full outstanding principal amount of $45,478. Due to the early retirement of the Pelorus Term Loan, the Company paid an exit fee of $233 and recognized a loss on extinguishment of debt of $1,192 on the Consolidated Statements of Operations and Comprehensive Loss.

Maryland Acquisition Loans

In connection with the acquisition of Derby 1, LLC on June 28, 2023 ("Peninsula"), Hempaid, LLC on June 30, 2023 ("Blue Ridge"), and Herbiculture Inc. on July 10, 2023 ("Herbiculture"), (collectively, the "Maryland Acquisitions"), the Company entered into promissory notes with an aggregate principal amount of $20,625 (the “Maryland Acquisition Loans”).

On July 8, 2025, as described above, the Company entered into the FG Loan Amendment, of which, a portion of the proceeds of the FG Loan Amendment was used to retire a series of Maryland promissory notes and pay an outstanding principal amount of $13,077. Due to the early retirement of the certain Maryland promissory notes, the Company recognized a loss on extinguishment of debt of $240 on the Consolidated Statements of Operations and Comprehensive Loss.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

As of December 31, 2025, there was an outstanding principal amount of $2,758 under the Maryland Acquisition Loans associated with Blue Ridge, which bears interest at 7.0% with a maturity date of June 30, 2027.

Ratio Acquisition Loans

FG Bridge Loan

On May 6, 2025, the Company completed the acquisition of certain assets of Ratio Cannabis LLC, a dispensary in Ohio (the "Ratio Acquisition"). In connection with the Ratio Acquisition, the Company and FG Agency Lending LLC, as the Administrative Agent, entered into a Loan Agreement for a $5,208 term loan (the “FG Bridge Loan”).

On July 8, 2025, as described above, the Company entered into the FG Loan Amendment, of which, a portion of the proceeds of the FG Loan Amendment was used to retire the FG Bridge Loan and pay the full outstanding principal amount of $5,208.

Ratio Promissory Note

Additionally, as a part of the Ratio Acquisition, the Company entered into a promissory note for $3,980 bearing 6% interest with a two-year maturity (the "Ratio Promissory Note").

As of December 31, 2025, there was an outstanding principal amount of $3,980 under the Ratio Promissory Note.

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

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

December 31, 2025
(In thousands)
2026	$5,469
2027	6,024
2028 (1)	213,948
2029	7
2030	4
Thereafter	—
Total principal payments	$225,452

(1) Balance excludes the Exit Fee, as described above within this note.

The Company is subject to financial covenants as a result of its loans payable with various lenders. The Company was in compliance with its debt covenants as of December 31, 2025. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenants, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenants.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

11. Leases

Amounts recognized in the Consolidated Balance Sheets were as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$26,691	$28,755

Operating lease liability classified as current	1,511	1,322
Operating lease liability classified as non-current	28,555	30,664
Total operating lease liabilities	$30,066	$31,986

The Company recognized operating lease expense of $4,975 ($380 included in cost of sales), $5,282 ($369 included in cost of sales), and $5,527 ($558 included in cost of sales) for the years ended December 31, 2025, 2024 and 2023, respectively.

Other information related to operating leases consisted of the following:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	13.0	13.2

Weighted-average discount rate
Operating leases	11.32%	11.19%

Supplemental cash flow information related to leases were as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$4,823	$4,672
Right-of-use assets obtained in exchange for operating lease obligations	2,790	655

Undiscounted lease obligations as of December 31, 2025 are as follows:

Operating
(In thousands)
2026	$4,360
2027	4,426
2028	4,496
2029	4,594
2030	4,168
Thereafter	37,397
Total lease payments	59,441
Less: interest	(29,375)
Total lease liabilities	$30,066

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

12. Convertible debt

Private Placement Convertible Debentures

In June and August 2023, the Company closed the private placements of a total of 10,355 senior unsecured convertible debentures at a price of $1,000 per debenture for total gross proceeds of $10,355. Unless repaid or converted earlier, the outstanding principal and accrued and unpaid interest on the debentures will be due and payable 36 months following the closing of the debenture offering (the “Debenture Maturity Date”). Each debenture bears interest at a rate of 9.9% per annum from the date of issuance, calculated and compounded semi-annually, and payable on the Debenture Maturity Date. Each holder has the option to elect to receive up to 4.95% per annum of such interest payable in cash on a semi-annual basis. Each debenture is convertible into Common Shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Debenture Maturity Date, at a conversion price of $2.01 per Common Share. Holders converting their debentures will receive accrued and unpaid interest for the period from and including the date of the last interest payment date, to and including, the date of conversion.

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

The following table summarizes the Private Placement Convertible Debentures activity for the year-ended December 31, 2025:

	December 31, 2025	December 31, 2024
	(In thousands)
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	3,857	2,616
Net carrying amount	$10,355	$9,114

Union Chill Convertible Promissory Note

On December 26, 2025, the Company issued a convertible promissory note for $9,000 in relation to the transaction with Union Chill Cannabis Company LLC (“Union Chill”). Unless repaid or converted earlier, the outstanding principal and interest shall be due and payable 48 months following the date of issuance (the "Convertible Note Maturity Date"). The convertible promissory note bears interest at the rate of 6.5% per annum payable in quarterly payments within five days following the first business day of each fiscal quarter. The convertible promissory note is convertible into Common Shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Convertible Note Maturity Date, at a conversion price of $1.89 per Common Share.

In accordance with ASC 815, Derivatives and Hedging, the conversion option was bifurcated from the host instrument as the instrument's strike price is denominated in a currency other than the functional currency of the Issuer. It was recorded at fair value, using the Black-Scholes Model (see Note 23). The proceeds are allocated first to the conversion option based on its fair value of $2,104, and the residual was allocated to the host instrument and recorded as convertible debt at a residual value of $6,896.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The following table summarizes the Union Chill Convertible Promissory Note activity for the year-ended December 31, 2025:

	December 31, 2025	December 31, 2024
	(In thousands)
Convertible debt issued as acquisition consideration - Maturing December 2029	$9,000	$—
Allocation to conversion option	2,104	—
Allocation to debt	6,896	—
Interest and accretion	—	—
Net carrying amount	$6,896	$—

The Company had accrued interest for its convertible debt of $2,171 and $1,200 as of December 31, 2025 and December 31, 2024, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

The liquidation preference will be payable to holders of Preferred Shares in cash; provided, however, that to the extent the Company has, having exercised commercially reasonable efforts to make such payment, insufficient cash available to pay the liquidation preference in full in cash, the portion of the liquidation preference with respect to which the Company has insufficient cash may be paid in property or other assets of the Company. The value of any property or assets not consisting of cash that is distributed by the Company in satisfaction of any portion of the liquidation preference will equal the fair market value on the date of distribution. As of December 31, 2025, the Convertible Preferred Series A and B Shares had an aggregate liquidation value of $22,650.

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Description of Transactions:

Share Repurchase Authorization

On August 20, 2025, the Board approved a normal course issuer bid program to repurchase up to $10,000 of Common Shares (the "Share Repurchase Program"), which replaced the Company's share repurchase program previously in place (the "Original Program"). The Share Repurchase Program authorizes the Company to repurchase up to 10,000,000 Common Shares at any time, or from time to time, from August 22, 2025 until August 21, 2026. The Share Repurchase Program authorizes the Company to repurchase up to 60,255 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 241,023 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. Common Shares may be purchased on the TSX, the OTCQX, or alternative trading systems and are subject to the limitations and rules imposed by U.S. and Canadian securities regulations. The actual number of Common Shares purchased, timing of purchases and share price depend upon market conditions at the time and securities law requirements. Any Common Shares acquired pursuant to the Share Repurchase Program will be returned to treasury and cancelled. Shareholders may obtain a copy of the Form 12 – Notice of Intention to make a Normal Course Issuer Bid filed by the Company with the TSX, without charge, by contacting the Company.

During the year ended December 31, 2025, the Company repurchased 1,117,500 common shares under its share repurchase programs, consisting of 75,000 Common Shares under the Share Repurchase Program and 1,042,500 Common Shares under the Original Program, for total consideration of approximately $428, including excise tax. As of December 31, 2025, the Company had a total of 9,925,000 shares remaining that can be authorized for repurchase pursuant to the Share Repurchased Program.

	For the Years Ended
	December 31, 2025	December 31, 2024
	(In thousands, except per share data)
Total Common Shares repurchased	1,117,500	236,900
Common Shares canceled	1,247,000	107,400
Weighted average price per share	$0.44	$0.93
Total cost	$410	$206
Excise tax (1)	$18	$9

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, as applicable.

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	23,330,542	818,927	$4.56	8.74
Granted	344,140	344,140	2.17	2.75
Expired	(304,055)	(304,055)	5.64	—
Outstanding, December 31, 2024	23,370,627	859,012	$4.14	7.77
Granted	—	—	—	—
Expired	(117,147)	(79,660)	7.00	—
Outstanding, December 31, 2025	23,253,480	779,352	$4.34	6.80

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

The following is a summary of the outstanding warrant liabilities that are exchangeable into Common Shares.

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2023	3,590,334	3,590,334	$1.95	1.48
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, December 31, 2024	3,590,334	3,590,334	$1.95	0.48
Granted	—	—	—	—
Expired	(3,590,334)	(3,590,334)	1.95	—
Outstanding, December 31, 2025	—	—	$—	—

14. Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Stock options	$3,022	$6,993	$4,424
Restricted share units	$1,985	2,713	$3,283
Total share-based payments	$5,007	$9,706	$7,707

As of December 31, 2025, the total unrecognized compensation cost related to nonvested stock options was $2,294. The weighted average period over which it is expected to be recognized is 1.89 years for options.

Stock Options

The Company’s 15% rolling Stock Option Plan was originally adopted and approved by the Board effective March 8, 2017 and was most recently amended and restated on June 26, 2023. The Stock Option Plan governs the grant, administration and exercise of options to purchase Common Shares, which may be granted to employees, directors or consultants ("Eligible Persons") of the Company. The number of Common Shares reserved for issuance to any one person under an option granted pursuant to the Stock Option Plan, when combined with the number of Common Shares reserved for issuance under all awards granted within the one-year period prior to the date of grant under all other share compensation plans, including the Stock Option Plan and the Company’s share unit plan (the “RSU Plan”), may not exceed 5% of the issued and outstanding Common Shares at the date of grant on a non-diluted basis, unless the Company has obtained disinterested shareholder approval. Options to purchase Common Shares granted under the Stock Option Plan will have an exercise price not less than the “fair market value” of a Common Share on the date of grant, being the five-day volume weighted average price of the Common Shares based on the date of grant of the option. The exercise price, term and vesting of options to purchase Common Shares shall

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

otherwise be as approved by the Board. Unless otherwise determined by the Board, options to purchase Common Shares typically vest and become exercisable at a rate of 25% on each of the first four anniversary dates from the date of grant.

The options to purchase Common Shares outstanding noted below consist of service-based options granted to employees, the majority of which vest over a one to four-year period and have a five to ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following table summarizes the stock option activity:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2023	16,278,380	4.74	$3.35	$658
Granted	3,355,000	—	1.90	—
Exercised	(30,625)	—	1.55	—
Forfeited	(913,145)	—	2.22	—
Expired	(2,568,691)	—	3.53	—
Outstanding, December 31, 2024	16,120,919	5.90	$3.13	$32
Granted	1,077,500	—	0.44	—
Exercised	—	—	—	—
Forfeited	(807,739)	—	3.17	—
Expired	(2,487,107)	—	3.29	—
Outstanding, December 31, 2025	13,903,573	5.32	$2.86	$368

Exercisable, December 31, 2025	10,462,222	4.34	$3.36	$64

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price at the end of the year and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2025, 2024, and 2023, respectively.

The total pre-tax intrinsic value (the difference between the market price of the Common Shares on the exercise date and the price paid to exercise the option) related to stock options exercised is presented below:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Exercised	$—	$6	$558

The total estimated fair value of stock options that vested during the years ended December 31, 2025, 2024, and 2023, was $3,849, $5,943, and $5,552, respectively.

The fair value of the various stock options granted were estimated using the Black-Scholes Model with the following weighted average assumptions:

	December 31, 2025	December 31, 2024	December 31, 2023
Volatility	75.76% - 86.09%	70.54% - 78.31%	77.79% - 80.16%
Risk-free interest rate	3.78% - 4.12%	3.18% - 4.45%	2.85% - 4.26%
Expected life (years)	4.87 - 6.25	4.01 - 10.01	9.78 - 10.01
Dividend yield	0.00%	0.00%	0.00%

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

Repricing of Stock Options

On June 24, 2025 (the "Option Modification Date"), the Board approved a stock option repricing for employees and insiders of the Company (the "Option Repricing") pursuant to which the exercise price of certain outstanding options to purchase Common Shares under the Company's stock option plan will be reduced to $0.26 per share, which represented the five-day volume weighted average price of the Common Shares immediately preceding the Option Modification Date, subject to such employee or insider continuing to perform their duties on behalf of the Company for a period of at least twelve months following the Option Modification Date ("Service Period Requirement"). The Option Repricing with respect to insiders of the Company was approved by the Company's shareholders at its Annual General Meeting held on June 24, 2025. As a result of the Option Repricing, 8,279,003 shares of vested and unvested stock options outstanding were modified, in accordance with ASC 718, Stock-Based Compensation, as of the Option Modification Date resulting in an incremental expense to the Company of $868. The vested portion of the repriced options are recognized on a straight-lined basis over the Service Period Requirement and the unvested portion will be recognized over the remaining vesting periods of each respective award.

Restricted Share Units

The Company’s RSU Plan was approved by the Board effective November 19, 2019, and was most recently amended and restated on June 26, 2023. The RSU Plan governs the grant, administration and release of share units ("RSUs") which may be granted to Eligible Persons of the Company. Pursuant to the RSU Plan, the number of Common Shares that may be reserved for issuance under the RSU Plan and under any other share compensation plans of the Company, including the Stock Option Plan, may not exceed (in the aggregate) 15% of the outstanding Common Shares on the date of grant on a non-diluted basis. The Company is required, at all times during the term of the RSU Plan, to reserve and keep available the number of Common Shares necessary to satisfy the requirements of the RSU Plan.

The following table summarizes the activities for the RSUs:

Number of RSUs
Outstanding, December 31, 2023	1,078,584
Granted	2,449,011
Vested	(1,581,997)
Forfeited	(345,293)
Outstanding, December 31, 2024	1,600,305
Granted	8,968,793
Vested	(3,792,216)
Forfeited	(1,747,567)
Outstanding, December 31, 2025	5,029,315

RSUs granted during the year ended December 31, 2025, vest over a six month to four year term. RSUs granted during the year ended December 31, 2024, vest over a three month to four year term. Of the RSUs granted in 2023, 602,183 vested on the grant date, with the remainder vesting over a six month to four year term.

As of December 31, 2025, there was $2,185 of total unrecognized compensation cost related to unvested RSUs.

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

The following table summarizes the non-controlling interest activity for the years ended:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	December 31, 2025	December 31, 2024
	(In thousands)
Opening carrying amount	$(144)	$(1,756)
Capital distributions	(3,237)	(7,324)
Derecognition of non-controlling interest	20	—
Acquisition of non-controlling interest	—	1,374
Net income attributable to non-controlling interest	4,897	7,562
Ending carrying amount	$1,536	$(144)

16. Related parties

The amounts due to/from related parties consisted of:

(a)
Loans payable: During the year ended December 31, 2025, certain funds controlled by the Company's Executive Chairman, a related party of the Company, invested $1,600 as a member of the loan syndicate, for an aggregate investment of $7,100 of the total loan principal balance of the FG Loan (see Note 10).
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

17. Income taxes

The domestic and foreign components of loss from continuing operations before provision for income taxes are as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Domestic	13,680	18,238	9,102
Foreign	(8,703)	(13,995)	(13,343)
Income (loss) before income taxes	$4,977	$4,243	$(4,241)

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

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The provision for income taxes consists of:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Current:
Federal	30,652	23,863	26,814
State	(654)	(97)	6,764
Foreign	—	—	62
Total Current	$29,998	$23,766	$33,640

Deferred:
Federal	(243)	1,045	(5,862)
State	(289)	323	(4,411)
Foreign	—	—	19
Total Deferred	$(532)	$1,368	$(10,254)

Total Income Tax Provision	$29,466	$25,134	$23,386

The following table reconciles the expected statutory federal income tax to the actual income tax provision:

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
U.S. Federal Statutory Tax Rate	$1,045	21.0%	$891	21.0%	$(891)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	(2,709)	(54.4%)	(3,587)	(84.5%)	(2,663)	62.8%
Foreign Tax Effects
Statutory tax rate difference between Canada and United States	(479)	(9.6%)	(770)	(18.1%)	(815)	19.2%
Nondeductible stock compensation	1,327	26.7%	2,572	60.6%	2,042	(48.1%)
Change in valuation allowance	373	7.5%	(4,709)	(111.0%)	1,681	(39.6%)
Revaluation of equity/warrants	142	2.9%	(1,205)	(28.4%)	—	0.0%
Deferred adjustments	—	0.0%	6,918	163.0%	—	0.0%
Other	465	9.3%	133	3.1%	(107)	2.5%
Changes in Valuation Allowances	1,924	38.7%	659	15.5%	4,128	(97.3%)
Nontaxable or Nondeductible Items
IRC 280E adjustment	26,019	522.8%	25,337	597.1%	23,077	(544.1%)
Return to provision true-up	(1,309)	(26.3%)	330	7.8%	3,234	(76.3%)
Impairment of goodwill and intangible assets	—	0.0%	—	0.0%	985	(23.2%)
Investment in partnerships	(3,487)	(70.1%)	3,467	81.7%	1,714	(40.4%)
Other	(207)	(4.2%)	(4,850)	(114.3%)	(12,040)	283.9%
Changes in Unrecognized Tax Benefits	6,362	127.8%	(52)	(1.2%)	3,041	(71.7%)
Other Adjustments	—	0.0%	—	0.0%	—	0.0%
Effective Tax Rate	$29,466	592.0%	$25,134	592.4%	$23,386	(551.4%)

(a) State taxes in New Jersey, Pennsylvania and Maryland made up the majority (greater than 50 percent) of the tax effect in this category

The Company is subject to income taxes in Canada and the U.S. As the operations of the Company are predominantly U.S. based, the Company has prepared the tax rate table using the U.S. Federal tax rate of 21%.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The principal component of deferred taxes are as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Deferred tax assets
Net operating losses	$55,580	$49,222
Reserves	40	63
Share issuance costs	1,039	1,039
Intangible assets	3,901	4,667
Investment in partnerships	11,664	9,182
Lease liability	5,687	8,510
Other	2,124	2,171
Total deferred tax assets	$80,035	$74,854
Valuation allowance	(69,546)	(61,497)
Net deferred tax assets	$10,489	$13,357

Deferred tax liabilities
Intangible assets	$(13,519)	$(14,013)
Right of use asset	(4,995)	(7,772)
Total deferred tax liabilities	$(18,514)	$(21,785)

Net deferred tax liabilities	$(8,025)	$(8,428)

The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the year ended December 31, 2025.

As of December 31, 2025, the Company has $138,945 of Canadian net operating loss carryovers that expire at different times, the earliest of which is 2037 for $130. As of December 31, 2025, the Company has $25,633 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2025, the Company has various state net operating loss carryovers that expire at different times. The statute of limitations with respect to our federal returns remains open for tax years 2022 and forward.

As the Company operates in the cannabis industry, the IRS has taken the position that the Company is subject to the limitations of IRC Section 280E, under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between book and taxable income related to ordinary and necessary business expenses that are deemed non-deductible expenditures under IRC Section 280E. Therefore, the Company's effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.

The following table presents a reconciliation of unrecognized tax benefits:

	December 31, 2025	December 31, 2024
	(In thousands)
Balance at beginning of year	$148,979	$84,485
Increase based on tax positions related to current periods	39,970	37,278
Increase based on tax positions related to prior periods	4,095	40,986
Settlements with tax authorities	(15,997)	(13,770)
Balance at end of year	$177,047	$148,979

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. As of December 31, 2025 and December 31, 2024, the Company had interest and penalties accrued of $19,803 and $12,809, respectively.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

The increase in uncertain tax positions is primarily related to tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company believes it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months as a result of new tax positions expected to be taken with respect to IRC Section 280E.

During the year, the Company released a portion of uncertain tax benefits and related penalties and interest in the amount of $18,418.

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, recorded in the consolidated balance sheets for the years presented:

	December 31, 2025	December 31, 2024
	(In thousands)
Balance, beginning of year	$106,991	$79,627
Reductions based on tax positions related to prior years	(15,212)	(11,381)
Additions based on tax positions related to prior years	9,842	38,380
Additions based on tax positions related to current year	27,177	26,825
Additions based on refunds received related to prior years	—	10
Reductions based on refunds requested but not received related to the prior year	—	(22,463)
Release of tax payments on deposit and other	—	(4,007)
Ending carrying amount	$128,798	$106,991

The Company files income tax returns in the U.S. federal jurisdiction, multiple U.S. state jurisdictions, and certain non-U.S. jurisdictions. The Company and its subsidiaries are subject to examination by various U.S. and non-U.S. taxing authorities. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations for tax years prior to 2022, other than items under examination. The Company is currently under examination by the Internal Revenue Service for U.S. federal income tax years 2021 through 2023.

18. General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Salaries and wages	$48,426	$46,076	$41,027
Office and general	10,395	11,676	11,599
Professional fees	8,562	11,214	11,175
Share-based compensation	5,007	9,706	7,707
Lease expense	4,694	5,078	5,134
Sales and marketing	4,529	4,531	5,114
Facility and maintenance	2,165	1,971	1,810
Provision for expected credit losses	1,665	372	(23)
Board of directors cash compensation	797	—	—
Total	$86,240	$90,624	$83,543

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

19. Revenue, net

The Company’s disaggregated revenue by source, primarily due to the Company’s contracts with its external customers were as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Retail	$172,920	$171,336	$178,432
Wholesale	87,638	96,742	72,077
Total	$260,558	$268,078	$250,509

For the years ended December 31, 2025, 2024, and 2023, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20. Finance and other expense

Finance and other expenses were as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Interest	$28,826	$27,495	$31,104
Accretion	7,465	6,844	949
Other (income) expense	(888)	(851)	800
Total	$35,403	$33,488	$32,853

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

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Revenue, net	$260,558	$268,078	$250,509

Cost of sales	124,234	132,211	112,492

Gross profit	136,324	135,867	138,017
Gross profit margin	52.3%	50.7%	55.1%

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

Assets

The measure of reportable segment assets is consistent with the presentation of total consolidated assets as reported on the balance sheets.

Geography

The Company has subsidiaries located in Canada and the United States. For each of the twelve months ended December 31, 2025 and 2024, net revenue was primarily generated from sales in the United States. The Company's retail location in Canada generated $847, $1,042, and $925 for the year ended December 31, 2025, 2024, and 2023, respectively.

The Company had non-current assets by geography of:

	December 31, 2025	December 31, 2024
	(In thousands)
United States	$446,748	$429,905
Canada	523	439
Total	$447,271	$430,344

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

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its debt covenant as of December 31, 2025. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with it covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant. Other than the covenant related to loans payable, the Company is not subject to externally imposed capital requirements.

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

The following table represents the fair value amounts of financial assets and financial liabilities measured at estimated fair value on a recurring basis:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

	At December 31, 2025			At December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$37,414	—	—	$26,381	—	—
Restricted cash	110	—	—	606	—	—
Purchase option	—	—	13,000	—	—	—
Total Assets	$37,524	$—	$13,000	$26,987	$—	$—
Liabilities
Contingent consideration payable	—	—	—	—	3,293	—
Detachable warrants	—	—	—	—	451	—
Bifurcated conversion options	—	3,188	—	—	92	—
Total Liabilities	$—	$3,188	$—	$—	$3,836	$—

There were no transfers between the levels of fair value hierarchy during the years ended December 31, 2025 or December 31, 2024.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 1 and Level 2 of the fair value hierarchy are presented below.

Level 1

Cash, cash equivalents, and restricted cash represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

The Company's derivative liability consists of conversion options related to the convertible debenture offering and Union Chill transaction (see Note 12).

The following table summarizes the changes in the derivative liability:

Balance at December 31, 2023	$5,162
Fair value gain on revaluation of warrants and conversion option	(4,549)
Effects of movements in foreign exchange	(70)
Balance at December 31, 2024	$543
Conversion option issued in Union Chill transaction	2,104
Fair value loss on revaluation of warrants and conversion option	535
Effects of movements in foreign exchange	6
Balance at December 31, 2025	$3,188

Bifurcated conversion options

The conversion option issued as a part of the June and August 2023 private placement (see Note 12) has been measured at fair value as of December 31, 2025. Key assumptions used in the Black-Scholes Model were as follows:

	December 31, 2025	December 31, 2024
Option exercise price	$2.01	$2.01
Annual volatility	158.3%	86.9%
Annual risk-free rate	3.76%	4.25%
Expected term (in years)	0.48 - 0.59	1.48 - 1.59

The conversion option issued as a part of the Union Chill transaction (see Note 12) has been measured at fair value as of December 31, 2025. Key assumptions used in the Black-Scholes Model were as follows:

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

December 31, 2025
Option exercise price	$1.89
Annual volatility	105.3%
Annual risk-free rate	3.61%
Expected term (in years)	4.00

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

Subsequent recoveries of amounts previously written off are credited against operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company regularly monitors credit risk exposure and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company had no customers whose balance is greater than 10% of total trade receivables as of December 31, 2025.

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

The Company holds cash and cash equivalents in currencies other than their functional currency. The Company does not currently engage in currency hedging activities to limit the risks of currency fluctuations. Consequently, fluctuations in foreign currencies could have a negative impact on the profitability of the Company's operations. However, as of the year ended December 31, 2025, a 10% change in the value of the U.S. dollar compared to the Canadian dollar would not result in a material impact on unrealized foreign exchange for the Company.

ii)
Interest rate risk:

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. In respect of financial assets, the Company's policy is to invest excess cash at floating rates of interest in cash equivalents, in order to maintain liquidity, while achieving a satisfactory return. Fluctuations in interest rates impact the value of cash equivalents. The Company’s investments in guaranteed investment certificates bear a fixed rate and are cashable at any time prior to maturity date. The Company does not have significant cash equivalents for the year ended December 31, 2025. The Company’s loans payable have fixed interest rates from 6.00% to 12.75% per annum. All other financial liabilities are non-interest-bearing instruments.

TERRASCEND CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share/unit amounts)

24. Commitments and contingencies

Commitments

As of December 31, 2025, the Company did not have any material commitments.

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Company’s Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Loss. At December 31, 2025, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

25. Subsequent events

On January 2, 2026, the Company exercised the Union Chill Option and paid the remaining cash consideration of $4,000. Upon exercise, the Company obtained a transferable option to acquire a 65% interest in Union Chill at a nominal exercise price and entered into a series of agreements granting the Company certain protective rights. As a result, the Company determined that it became the primary beneficiary of Union Chill under ASC 810 and began consolidating Union Chill as a VIE as at January 2, 2026. The Company determined it was not the primary beneficiary prior to exercising the 35% option.