Form 10-Q
period 2026-03-31
TerrAscend Corp.
filed 2026-05-07
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 309,561,287 common shares, no par value, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that TerrAscend Corp. (the "Issuer") believes are, or may be considered to be, “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding the prospects of the industry in which the Issuer, its subsidiaries, including TerrAscend Growth Corp. ("TerrAscend") and its subsidiaries (collectively, the "Company") operate or the Company's prospects, plans, financial position or business strategy may constitute forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "can", “expect”, “likely”, “may”, “will”, “should”, “intend”, “anticipate”, “potential”, “proposed”, “estimate” and other similar words, including negative and grammatical variations thereof, or statements that certain events or conditions “may” or “will” happen, or by discussions of strategy. Forward-looking statements include estimates, plans, expectations, opinions, forecasts, projections, targets, guidance, or other statements that are not statements of fact. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to:

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
•
the possibility that the Company's products may be subject to recalls and returns;
•
expectations regarding the Company's liquidity;
•
expectations regarding the Company's Share Repurchase Program (as defined below);
•
the future occurrence of any events of default under the Company’s debt instruments; and
•
other risks and uncertainties, including those referenced under the section titled “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States relating to cannabis operations in the United States; and those discussed under Item 1A – “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$39,004	$37,414
Restricted cash	110	110
Accounts receivable, net	15,545	16,898
Investments	362	362
Inventory	36,232	34,054
Prepaid expenses and other current assets	5,976	8,557
Assets from discontinued operations, current	5,213	12,713
Total current assets	102,442	110,108
Non-current assets
Property and equipment, net	130,563	129,932
Deposits	57	60
Operating lease right of use assets	27,248	26,691
Intangible assets, net	177,276	167,310
Goodwill	110,778	109,770
Other non-current assets	734	13,508
Total non-current assets	446,656	447,271
Total assets	$549,098	$557,379

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$39,979	$39,807
Deferred revenue	4,393	3,993
Convertible debt	10,355	10,355
Loans payable	777	5,322
Operating lease liability	1,165	1,511
Derivative liability	56	967
Corporate income tax payable	4,075	5,360
Liabilities from discontinued operations	6,881	12,616
Total current liabilities	67,681	79,931
Non-current liabilities
Loans payable	204,932	203,846
Operating lease liability	29,546	28,555
Derivative liability	1,739	2,221
Convertible debt	7,072	6,896
Deferred income tax liability	8,325	8,025
Liability on uncertain tax position	138,778	128,798
Other long term liabilities	86	86
Total non-current liabilities	390,478	378,427
Total liabilities	458,159	458,358
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 10,725 and 10,725 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common shares, no par value, unlimited shares authorized; 308,424,634 and 308,532,518 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock, no par value; nil and nil shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	959,439	960,241
Accumulated other comprehensive income	2,288	1,986
Accumulated deficit	(873,802)	(864,742)
Non-controlling interest	3,014	1,536
Total shareholders' equity	90,939	99,021
Total liabilities and shareholders' equity	$549,098	$557,379

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenue, net	$65,539	$64,303

Cost of sales	30,937	29,622

Gross profit	34,602	34,681

Operating expenses:
General and administrative	21,497	21,149
Amortization and depreciation	1,548	1,289
Other operating expense (income)	36	—
Total operating expenses	23,081	22,438

Income from operations	11,521	12,243

Other expense (income)
Finance and other expenses	9,325	8,333
Unrealized and realized loss on investments	—	742
Gain on fair value of derivative liabilities	(1,403)	(97)
Loss from revaluation of contingent consideration	—	381
Unrealized and realized foreign exchange loss	178	42
Income from continuing operations before provision for income taxes	3,421	2,842
Provision for income taxes	10,250	10,507
Net loss from continuing operations	$(6,829)	$(7,665)

Discontinued operations:
Loss from discontinued operations, net of tax	$(1,175)	$(4,604)
Net loss	$(8,004)	$(12,269)

Foreign currency translation adjustment	(302)	(14)
Comprehensive loss	$(7,702)	$(12,255)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(7,885)	$(8,967)
Non-controlling interests	$1,056	$1,302

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(8,758)	$(13,557)
Non-controlling interests	$1,056	$1,302

Net loss per share - basic & diluted:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	0.00	(0.02)
Net loss per share - basic & diluted	$(0.03)	$(0.05)
Weighted average number of outstanding common shares - basic & diluted	308,531,794	293,122,312

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2025	308,532,518	63,492,038	10,725	600	384,974,760	—	$960,241	$1,986	$(864,742)	$1,536	$99,021
Shares issued - stock options, warrant and RSU exercises	7,116	—	—	—	7,116	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	885	—	—	—	885
Capital distributions	—	—	—	—	—	—	—	—	—	(1,188)	(1,188)
Repurchase of common stock, including excise tax	(115,000)	—	—	—	(115,000)	—	(77)	—	—	—	(77)
Derecognition of non-controlling interest	—	—	—	—	—	—	(1,610)	—	—	1,610	—
Net (loss) income for the period	—	—	—	—	—	—	—	—	(9,060)	1,056	(8,004)
Foreign currency translation adjustment	—	—	—	—	—	—	—	302	—	—	302
Balance at March 31, 2026	308,424,634	63,492,038	10,725	600	384,866,876	—	$959,439	$2,288	$(873,802)	$3,014	$90,939

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816
Shares issued - stock options, warrant and RSU exercises	54,350	—	—	—	54,350	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,514	—	—	—	1,514
Capital distributions	—	—	—	—	—	—	—	—	—	(738)	(738)
Repurchase of common stock, including excise tax	(637,000)	—	—	—	(637,000)	129,500	(231)	—	—	—	(231)
Net (loss) income for the period	—	—	—	—	—	—	—	—	(13,571)	1,302	(12,269)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	—	14
Balance at March 31, 2025	292,649,481	63,492,038	12,350	600	369,091,723	—	$953,746	$3,025	$(792,085)	$420	$165,106

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities
Net loss from continuing operations	$(6,829)	$(7,665)
Adjustments to reconcile net loss to net cash provided by operating activities
Accretion and accrued interest	5,151	1,870
Depreciation of property and equipment and amortization of intangible assets	4,140	3,946
Amortization of operating right-of-use assets	378	408
Share-based compensation	885	1,514
Deferred income tax expense	299	456
Gain on fair value of derivative liabilities	(1,403)	(97)
Unrealized and realized loss on investments	—	742
Loss from revaluation of contingent consideration	—	381
Provision for expected credit loss	239	480
Unrealized and realized foreign exchange loss	178	42
Impairment and other	36	(5)
Changes in operating assets and liabilities
Receivables	1,103	2,050
Inventory	(2,181)	1,629
Accounts payable and accrued liabilities	(918)	(1,911)
Income taxes paid and tax related liabilities	8,455	6,848
Prepaid expense and other current assets	(896)	699
Other assets and liabilities	15	(209)
Net cash provided by operating activities - continuing operations	8,652	11,178
Net cash used in operating activities - discontinued operations	(165)	(3,174)
Net cash provided by operating activities	8,487	8,004

Investing activities
Investment in property and equipment	(865)	(2,358)
Investment in note receivable, net of interest received	40	61
Investment in intangible assets	(44)	(659)
Cash portion of consideration paid in acquisition, net of cash received	(3,722)	—
Refund of deposits for business acquisition	3,400	—
Net cash used in investing activities - continuing operations	(1,191)	(2,956)
Net cash provided by (used in) investing activities - discontinued operations	1,195	(328)
Net cash provided by (used in) investing activities	4	(3,284)

Financing activities
Loan principal paid, including exit fees	(5,667)	(980)
Capital distributions paid to non-controlling interests	(1,188)	(738)
Payment for contingent consideration	—	(386)
Repurchases of common shares	(77)	(231)
Net cash used in financing activities - continuing operations	(6,932)	(2,335)
Net cash used in financing activities - discontinued operations	(200)	—
Net cash used in financing activities	(7,132)	(2,335)

Net increase in cash and cash equivalents and restricted cash during the period	1,359	2,385
Net effects of foreign exchange	231	(14)
Cash and cash equivalents and restricted cash, beginning of the period	37,524	26,987
Cash and cash equivalents and restricted cash, end of the period	$39,114	$29,358

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental disclosure with respect to cash flows
Cash paid for Federal income tax, net	$—	$2,566
Cash paid for State income tax, net
New Jersey	1,520	600
Maryland	—	13
Pennsylvania	—	—
Other	1	10
Total cash paid for income tax, net	$1,521	$3,189

Interest paid	$7,139	$6,420

Non-cash transactions
Change in accrued capital expenditures	2,263	171

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
•
TerrAscend Ohio ("TerrAscend OH"), a cannabis retailer in New Philadelphia, Ohio with one wholly-owned dispensary; and
•
TerrAscend Canada Inc. (“TerrAscend Canada”), a cannabis retailer in Toronto, Ontario, Canada with a majority-owned dispensary.

The common shares in the capital of the Company ("Common Shares") commenced trading on the Canadian Securities Exchange on May 3, 2017 under the ticker symbol "TER" and continued trading on the CSE until the listing of the Common Shares on the Toronto Stock Exchange (the "TSX"). Effective July 4, 2023, the Common Shares commenced trading on the TSX under the ticker symbol "TSND". The Common Shares commenced trading on the OTCQX in the United States on October 22, 2018 under the ticker symbol "TRSSF", which was subsequently changed to "TSNDF", effective July 6, 2023. The Company’s registered office is located at 77 City Centre Drive, Suite 501, Mississauga, Ontario, L5B 1M5, Canada.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements included herein (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the year ended December 31, 2026, or any other interim or future periods.

The accompanying Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2025 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026 (the "Annual Report").

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

There were no significant changes to the policies disclosed in Note 2 of the summary of significant accounting policies of the Company’s audited consolidated financial statements for the year ended December 31, 2025 in the Company's Annual Report.

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

TerrAscend. In addition, given the structure of the Class A Shares where all of the losses and substantially all of the benefits of TerrAscend are absorbed by the Company, the Company consolidates as the primary beneficiary of TerrAscend in accordance with ASC 810. Although the Company does not currently hold Class A Shares, the Non-Voting Shares are exchangeable at the Company’s discretion and represent substantially all of the economic interest in the VIE. The investor’s Class A Shares provide only a fixed annual return and do not participate in the residual economics of the VIE, in accordance with the Protection Agreement, which supports the Company’s conclusion that it is the primary beneficiary of TerrAscend.

The Company's U.S. operations are consolidated through the VIE model. Therefore, substantially all of the Company's current assets, non-current assets, current liabilities and non-current liabilities are consolidated through the VIE model.

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Trade receivables	$16,046	$16,962
Sales tax receivable	391	1,156
Other receivables	1,130	599
Provision for current expected credit losses	(2,022)	(1,819)
Total receivables, net	$15,545	$16,898

The following table presents the aging of trade receivables:

	March 31, 2026	December 31, 2025
	(In thousands)
Trade receivables	$16,046	$16,962
Less: provision for current expected credit losses	(2,022)	(1,819)
Total trade receivables, net	$14,024	$15,143

Of which
Current	10,915	12,214
31-90 days	1,826	1,761
Over 90 days	3,305	2,987
Less: current expected credit losses	(2,022)	(1,819)
Total trade receivables, net	$14,024	$15,143

5.
Acquisitions

2026 Acquisitions

Union Chill

On January 2, 2026 (the "Union Chill Acquisition Date"), the Company exercised its option to acquire and obtained a 35% interest in Union Chill Cannabis Company LLC ("Union Chill"), a licensed cannabis operator, expanding its operational footprint in New Jersey. Upon exercise, the Company obtained a transferable option to acquire a 65% interest in Union Chill at a nominal exercise price and entered into a series of agreements granting the Company certain protective rights. As a result, the Company determined that it became the primary beneficiary of Union Chill under ASC 810 and began consolidating Union Chill as a VIE as at January 2, 2026. The fair value of the non‑controlling interest was determined to be nominal, as all economics flow to the Company through contractual arrangements, leaving no residual economic interest with the prior owners. Subsequent to the acquisition, substantially all earnings are attributed to the Company. The total fair value consideration transferred in connection with the acquisition was $13,000. The fair value consideration was comprised of: (i) $4,000 in cash and (ii) $9,000 of convertible promissory notes bearing interest at a rate of 6.5% per annum and maturing on December 26, 2029. For additional information regarding the convertible notes, see Note 12.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table represents the fair value of assets acquired and liabilities assumed as of the Union Chill Acquisition Date and allocation of the consideration to net assets acquired:

(In thousands)
Cash and cash equivalents	$752
Inventory	354
Prepaid expenses and other current assets	33
Operating right of use asset	991
Property and equipment	14
Intangible assets	11,700
Goodwill	1,008
Accounts payable	(586)
Deferred revenue	(174)
Operating lease liability	(991)
Taxes payable	(101)
Net assets acquired	$13,000

Consideration paid in cash	$4,000
Convertible debt	9,000
Total consideration	$13,000

The acquired intangible assets include a license, which is treated as a definite lived intangible asset and amortized over a 30-year period.

The consideration paid reflected the synergies, economies of scale, and workforce. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The accounting for this acquisition has been provisionally determined at March 31, 2026. The fair value of net assets acquired, specifically with respect to intangible assets, goodwill, property and equipment, and deferred tax liabilities have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date during the measurement period.

Costs related to this transaction were $222, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $39 was recorded during the three months ended March 31, 2026.

The transaction was completed on the first business day of the fiscal year; therefore, the unaudited pro forma information is not materially different from the reported amounts. Total sales and net income since the Union Chill Acquisition Date are $2,867 and $445, respectively.

6.
Inventory

The Company’s inventory of dry cannabis and cannabis derived products includes both purchased and internally produced inventory and is comprised of the following items:

	March 31, 2026	December 31, 2025
	(In thousands)
Raw materials	$919	$753
Finished goods	16,583	15,514
Work in process	15,567	15,535
Accessories, supplies and consumables	3,163	2,252
Total inventory	$36,232	$34,054

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

7.
Discontinued operations

TerrAscend Michigan

In June 2025, the Company committed to a plan to exit the Michigan market. The Company received approval from the Board, together with TerrAscend Corp.’s consolidated entities. As of March 31, 2026, the Company is finalizing its exit from TerrAscend Michigan ("TerrAscend MI"), which is expected to be substantially completed in the first half of 2026. The Company determined that its decision to exit the Michigan market is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations.

The following table summarizes the major classes of assets and liabilities of TerrAscend MI as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Current assets from discontinued operations
Accounts receivable, net	$—	$39
Prepaid expenses and other current assets	135	454
Property and equipment, net	2,038	6,222
Operating lease right of use assets	3,040	5,998
Total current assets from discontinued operations	$5,213	$12,713

Current liabilities from discontinued operations
Accounts payable and accrued liabilities	$3,805	$3,636
Operating lease liability	3,076	6,342
Finance lease liability	—	1,923
Other liabilities	—	715
Total current liabilities from discontinued operations	$6,881	$12,616

The following table presents the results of operations of TerrAscend MI for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Revenue, net	$—	$6,693

Cost of Sales	—	4,573

Gross profit	—	2,120

Operating expenses:
General and administrative	627	5,231
Amortization and depreciation	—	475
Impairment of property and equipment	72	—
Other operating expense (income)	195	—
Total operating expenses	894	5,706

Other expense (income)
Finance and other expenses	41	78
Loss from discontinued operations before provision for income taxes	(935)	(3,664)
Benefit for income taxes	240	940
Net loss from discontinued operations, net of tax	$(1,175)	$(4,604)

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The total amount of costs expected to be incurred in connection with the Michigan exit is between $720 in cash expenditures for employee transition, notice period and severance payments, and employee benefits. During the three months ended March 31, 2026, the Company incurred $48 of restructuring costs. Total cumulative restructuring costs are $654 as of March 31, 2026.

8.
Property and equipment

Property and equipment consisted of:

	March 31, 2026	December 31, 2025
	(In thousands)
Land	$3,580	$3,580
Assets in process	2,886	289
Buildings & improvements	138,493	138,443
Machinery & equipment	25,672	25,338
Office furniture & equipment	4,718	4,710
Total cost	175,349	172,360
Less: accumulated depreciation	(44,786)	(42,428)
Property and equipment, net	$130,563	$129,932

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

Depreciation expense was $2,364 with $1,930 included in cost of sales for the three months ended March 31, 2026, and $2,406 with $1,997 included in cost of sales for the three months ended March 31, 2025.

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At March 31, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,796	$(2,154)	$642
Licenses	184,649	(31,437)	153,212
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	187,725	(33,871)	153,854
Indefinite lived intangible assets
Brand intangibles	23,422	—	23,422
Total indefinite lived intangible assets	23,422	—	23,422
Intangible assets, net	$211,147	$(33,871)	$177,276

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

At December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,797	$(1,730)	$1,067
Licenses	172,906	(30,085)	142,821
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	175,983	(32,095)	143,888
Indefinite lived intangible assets
Brand intangibles	23,422	—	23,422
Total indefinite lived intangible assets	23,422	—	23,422
Intangible assets, net	$199,405	$(32,095)	$167,310

Amortization expense was $1,776 with $662 included in cost of sales for the three months ended March 31, 2026, and $1,540 with $660 included in cost of sales for the three months ended March 31, 2025.

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

(In thousands)
2026	$5,291
2027	6,980
2028	6,930
2029	6,816
2030	6,621
Thereafter	121,216
Total	$153,854

As of March 31, 2026, the weighted average amortization period remaining on intangible assets was 22.5 years.

The following table summarizes the activity in the Company’s goodwill balance:

(In thousands)
Balance at December 31, 2025	$109,770
Additions at acquisition date	1,008
Balance at March 31, 2026	$110,778

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

10.
Loans payable

The Company's loans payable consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Ratio promissory note due May 2027
Principal amount	$3,980	$3,980
Deferred financing cost	(227)	(279)
Net carrying amount	$3,753	$3,701

Blue Ridge promissory note due June 2027
Principal amount	$2,758	$2,758
Unamortized discount	(169)	(208)
Net carrying amount	$2,589	$2,550

FocusGrowth loan due August 2028
Principal amount	$212,182	$217,682
Unamortized discount and deferred financing cost	(16,104)	(17,621)
Exit fee accretion	2,259	1,824
Net carrying amount	$198,337	$201,885

Other loans	$1,030	$1,032
Total debt, net	$205,709	$209,168

Loans payable, current	777	5,322
Loans payable, non-current	204,932	203,846

Total principal	$219,950	$221,472

The Company had accrued interest on loans payable of $2,727 and $2,365 as of March 31, 2026 and December 31, 2025, respectively, included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets.

FocusGrowth Term Loan

The FocusGrowth Term Loan ("FG Loan") bears interest at 12.75% per annum with a maturity date of August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Issuer and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

The FG Loan also provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The terms of the FG Loan Amendment and the Uncommitted Term Loan Facility are consistent with the initial FG Loan. As of March 31, 2026, the Company has drawn $3,105 of the Uncommitted Term Loan Facility with a remaining availability of $31,895.

In the first quarter of 2026, the Company made prepayments in aggregate of $5,500 on the FG Loan, including a 3% prepayment fee.

Blue Ridge Promissory Note

In connection with the acquisition of Hempaid, LLC on June 30, 2023 ("Blue Ridge") the company entered into a promissory note with Blue Ridge bearing interest at 7.0% with a maturity date of June 30, 2027.

Ratio Promissory Note

As part of the Ratio Acquisition, the Company entered into a promissory note bearing interest at 6.0% with a maturity date of May 7, 2027.

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

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

March 31, 2026
(In thousands)
2026	$726
2027	6,024
2028 (1)	213,189
2029	7
2030	4
Thereafter	—
Total principal payments	$219,950

(1) Balance excludes the Exit Fee, as described above within this note.

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its financial covenant as of March 31, 2026. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant.

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices and retail. The operating lease periods generally range from 1 to 24 years. The Company had no finance leases at March 31, 2026 and December 31, 2025.

Amounts recognized in the Consolidated Balance Sheets were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$27,248	$26,691

Operating lease liability classified as current	1,165	1,511
Operating lease liability classified as non-current	29,546	28,555
Total operating lease liabilities	$30,711	$30,066

The Company recognized operating lease expense of $1,157 for the three months ended March 31, 2026 and $1,874 for the three months ended March 31, 2025.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Other information related to operating leases at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	12.7	13.0

Weighted-average discount rate
Operating leases	11.36%	11.32%

Supplemental cash flow information related to leases are as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$1,135	$4,823
Right-of-use assets obtained in exchange for operating lease obligations	1,010	2,790

Undiscounted lease obligations are as follows:

March 31, 2026
(In thousands)
2026	$4,370
2027	4,416
2028	4,486
2029	4,584
2030	4,158
Thereafter	37,308
Total lease payments	59,322
Less: interest	(28,611)
Total lease liabilities	$30,711

12.
Convertible Debt

The following table summarizes the Company’s convertible debentures (the “Private Placement Convertible Debentures”) activity for the period ended March 31, 2026:

	March 31, 2026	December 31, 2025
	(In thousands)
Convertible debt proceeds, net of transaction costs - Maturing June 2026	$10,098	$10,098
Allocation to conversion option	3,600	3,600
Allocation to debt	6,498	6,498
Interest and accretion	3,857	3,857
Net carrying amount	$10,355	$10,355

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table summarizes the Company's convertible promissory note in connection with the acquisition of Union Chill ("Union Chill Convertible Promissory Note") activity for the period ended March 31, 2026:

	March 31, 2026	December 31, 2025
	(In thousands)
Convertible debt issued as acquisition consideration - Maturing December 2029	$9,000	$9,000
Allocation to conversion option	2,104	2,104
Allocation to debt	6,896	6,896
Interest and accretion	176	—
Net carrying amount	$7,072	$6,896

The Company had accrued interest on convertible debt of $2,406 and $2,171 as of March 31, 2026 and December 31, 2025, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

As of March 31, 2026, the Company had a total of 9,810,000 Common Shares authorized for repurchase under the Share Repurchase Program. The following is a summary of the Common Shares that were repurchased for the period ended March 31, 2026 and 2025 under the Share Repurchase Program and the Original Program:

	For the Period Ended
	March 31, 2026	March 31, 2025
	(In thousands, except per share data)
Total Common Shares repurchased	115,000	507,500
Common Shares canceled	115,000	637,000
Weighted average price per share	$0.66	$0.45
Total cost	$76	$221
Excise tax (1)	$1	$10

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, as applicable.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2025	23,253,480	779,352	$4.34	6.80
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2026	23,253,480	779,352	$4.34	6.55

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Stock options	$660	$840
Restricted share units	225	674
Total share-based payments	$885	$1,514

Stock Options

The following table summarizes the stock option activity for the period ended March 31, 2026:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2025	13,903,573	5.32	$2.86	$368
Granted	40,000	—	0.66	—
Exercised	—	—	—	—
Forfeited	(133,627)	—	0.84	—
Expired	(938,142)	—	5.11	—
Outstanding, March 31, 2026	12,871,804	5.36	$2.71	$250

Exercisable, March 31, 2026	9,871,173	4.51	$3.17	$56

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on March 31, 2026 and December 31, 2025, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on March 31, 2026 and December 31, 2025, respectively.

The fair value of the various stock options granted were estimated using the Black-Scholes Option Pricing Model (the "Black-Scholes Model") with the following assumptions:

	March 31, 2026	March 31, 2025
Volatility	93.26% - 94.78%	72.55% - 75.19%
Risk-free interest rate	3.73% - 3.95%	4.02% - 4.4%
Expected life (years)	6.25	5.07 - 6.25
Dividend yield	0.00%	0.00%

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Volatility was estimated by using the historical volatility of the Company's stock price. The expected life in years represents the period of time that the options issued are expected to be outstanding. The risk-free rate is based on U.S. treasury bond issues with a remaining term approximately equal to the expected life of the options. Dividend yield reflects that the Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.

The total estimated fair value of stock options that vested during the three months ended March 31, 2026 and 2025 was $838 and $2,730, respectively. As of March 31, 2026, total unrecognized compensation cost related to unvested options was $1,707, which is expected to be recognized over a weighted-average period of 1.92 years.

Restricted Share Units

The following table summarizes the activities for the RSUs for the period ended March 31, 2026:

Number of RSUs
Outstanding, December 31, 2025	5,029,315
Granted	—
Vested	(10,143)
Forfeited	(32,467)
Outstanding, March 31, 2026	4,986,705

As of March 31, 2026, total unrecognized compensation cost related to unvested RSUs was $1,948, which is expected to be recognized over a weighted-average period of 2.49 years.

15.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend's New Jersey operations.

The following table summarizes the non-controlling interest activity for the period ended March 31, 2026:

	March 31, 2026	December 31, 2025
	(In thousands)
Opening carrying amount	$1,536	$(144)
Capital distributions	(1,188)	(3,237)
Derecognition of non-controlling interest	1,610	20
Net income attributable to non-controlling interest	1,056	4,897
Ending carrying amount	$3,014	$1,536

16.
Related parties

Parties are related if one party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financing and operating decisions. As of March 31, 2026, certain funds controlled by the Company's Executive Chairman, a related party of the Company, invested $1,600 as members of the loan syndicate, for an aggregate investment of $7,100 of the total loan principal balance of the FG Loan (see Note 10).

17.
Income taxes

The Company's effective tax rate was 300% for the three months ended March 31, 2026, and 370% for the three months ended March 31, 2025.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

	March 31, 2026	December 31, 2025
	(In thousands)
Balance at beginning of year	$177,047	$148,979
Increase based on tax positions related to current periods	10,505	39,970
Increase based on tax positions related to prior periods	—	4,095
Settlements with tax authorities	—	(15,997)
Balance at end of year	$187,552	$177,047

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

	March 31, 2026	December 31, 2025
	(In thousands)
Balance, beginning of year	$128,798	$106,991
Reductions based on tax positions related to prior years	—	(15,212)
Additions based on tax positions related to prior years	2,930	9,842
Additions based on tax positions related to current year	7,050	27,177
Ending carrying amount (1)	$138,778	$128,798

(1) Interest and penalties related to uncertain tax liabilities are recorded as components of the provision for income taxes. As of March 31, 2026 and December 31, 2025, the Company had interest and penalties accrued of $22,719 and $19,803, respectively.

The increase in uncertain tax positions is primarily due to legal interpretations that challenge the application of Section 280E of the Code to the Company (“280E Tax Position”). The Company believes it is reasonably possible that the unrecognized tax benefits will increase over the next twelve months due to its 280E Tax Position.

The Company files income tax returns in the U.S. federal jurisdiction, multiple U.S. state jurisdictions, and certain non-U.S. jurisdictions. The Company and its subsidiaries are subject to examination by various U.S. and non-U.S. taxing authorities. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations for tax years prior to 2022, other than items under examination. The Company is currently under examination by the Internal Revenue Service for U.S. federal income tax years 2021 through 2023. On April 6, 2026, the Company received correspondence from the U.S. Department of Justice ("DOJ") related to a federal income tax refund previously received by the Company for the 2020 tax year. The correspondence seeks repayment of approximately $9,533 million, inclusive of estimated interest of $1,172. The Company is evaluating the matter, believes it has substantive defenses to the assertions raised, and intends to vigorously defend its position if the DOJ does in fact pursue the matter against the Company. Based on information currently available, the recent rescheduling of medical cannabis, and in consultation with external legal and tax advisors, the Company believes the likelihood of loss is not probable and, accordingly, no liability has been recorded as of March 31, 2026.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Salaries and wages	$12,546	$11,975
Office and general	2,645	2,575
Professional fees	1,661	2,151
Sales and marketing	1,523	791
Lease expense	1,157	1,154
Share-based compensation	885	1,514
Facility and maintenance	642	509
Provision for expected credit losses	239	480
Board of directors cash compensation	199	—
Total	$21,497	$21,149

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Retail	$46,407	$40,832
Wholesale	19,132	23,471
Total	$65,539	$64,303

For the period ended March 31, 2026 and 2025, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Interest	$7,422	$6,683
Accretion	2,331	1,736
Other (income) expense	(428)	(86)
Total	$9,325	$8,333

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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Revenue, net	$65,539	$64,303

Cost of sales	30,937	29,622

Gross profit	34,602	34,681
Gross profit margin	52.8%	53.9%

Assets

The measure of reportable segment assets is consistent with the presentation of total consolidated assets as reported on the Consolidated Balance Sheets.

Geography

The Company has subsidiaries located in Canada and the United States. For the three months ended March 31, 2026, net revenue was primarily generated from sales in the United States. The Company consolidated its retail location in Canada generated net revenue of $169 and $178 for the three months ended March 31, 2026 and March 31, 2025, respectively.

The Company had non-current assets by geography of:

	March 31, 2026	December 31, 2025
	(In thousands)
United States	$445,967	$446,748
Canada	689	523
Total	$446,656	$447,271

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
•
Level 3 - inputs for assets and liabilities not based upon observable market data

The following table represents the fair value amounts of financial assets and financial liabilities:

	At March 31, 2026			At December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$39,004	—	—	$37,414	—	—
Restricted cash	110	—	—	110	—	—
Purchase option	—	—	—	—	—	13,000
Total Assets	$39,114	$—	$—	$37,524	$—	$13,000
Liabilities
Bifurcated conversion options	—	1,795	—	—	3,188	—
Total Liabilities	$—	$1,795	$—	$—	$3,188	$—

There were no transfers between the levels of fair value hierarchy during the period ended March 31, 2026.

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

The following table summarizes the changes in the derivative liability:

(In thousands)
Balance at December 31, 2025	$3,188
Fair value loss on revaluation of bifurcated conversion options	(1,403)
Effects of movements in foreign exchange	10
Balance at March 31, 2026	$1,795

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Bifurcated conversion options

The conversion option bifurcated from the Private Placement Convertible Debentures has been measured at fair value as of March 31, 2026 and December 31, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	March 31, 2026	December 31, 2025
Option exercise price	$2.01	$2.01
Annual volatility	132.8%	158.3%
Annual risk-free rate	3.70%	3.76%
Expected term (in years)	0.23 - 0.34	0.48 - 0.59

The conversion option bifurcated from the Union Chill Convertible Promissory Note has been measured at fair value as of March 31, 2026 and December 31, 2025. Key assumptions used in the Black-Scholes Model were as follows:

	March 31, 2026	December 31, 2025
Option exercise price	$1.89	$1.89
Annual volatility	111.7%	105.3%
Annual risk-free rate	3.87%	3.61%
Expected term (in years)	3.74	4.00

23.
Commitments and contingencies

Commitments

As of March 31, 2026, the Company did not have any material commitments.

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Financial Statements. At March 31, 2026, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

24.
Subsequent events

Effective April 27, 2026, the Company appointed Eric Jackson as Chief Financial Officer.

On April 23, 2026, the Acting Attorney General issued a Final Order reclassifying cannabis for medical use from Schedule I to Schedule III under the Controlled Substances Act (“CSA”). The Final Order does not apply to adult-use cannabis which remains classified as a Schedule I controlled substance. The Final Order, effective as published in the Federal Register on April 28, 2026, establishes an expedited registration process for state medical licensees and indicates that registered state medical licensees would no longer be subject to Section 280E following the effective date of the Final Order. Additionally, the Final Order recommends to the Secretary of the Treasury that retrospective 280E relief be granted to licensees in line with their state medical license start dates. Separately, the Attorney General withdrew the pending hearing related to the proposed rulemaking notice issued in 2024 and instituted a new expedited hearing process starting on June 29, 2026 addressing both medical and adult-use cannabis. The IRS has publicly indicated that, for Section 280E purposes, forthcoming guidance regarding the impact of rescheduling may include a transition rule allowing rescheduling relief to apply beginning with the taxable year that includes the effective date of the Final Order for activities no longer involving Schedule I or II substances; however, formal IRS guidance has not been issued yet. The ultimate impact of these developments, including the potential impact on previously recorded uncertain tax positions, remains uncertain and subject to ongoing evaluation due to the complexity of the evolving regulatory and tax environment. Accordingly, the Company is continuing to assess the potential financial statement impacts and is unable to reasonably estimate the ultimate effect at this time.

On June 30, 2025, the Company, together with TerrAscend Corp.'s consolidated entities, announced its intention to sell or divest substantially all of the Company's Michigan assets, the majority of which were classified as discontinued operations as of such date.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

In connection with the above, on May 5, 2026, the Company's primary lender filed an application for receivership in Michigan, and the related Michigan entities stipulated to the appointment of a receiver. On May 6, 2026, the court entered an order appointing a receiver over the Michigan entities. These events are limited to the Company's Michigan entities and do not impact the Company's continuing operations. The Company is evaluating the accounting impact of the receivership, including its effect on the Company's consolidation of the related Michigan entities in accordance with ASC 810, Consolidation. For further information, refer to Item 5. "Other Information" in this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of TerrAscend Corp. (the “Issuer”), its subsidiaries, including TerrAscend Growth Corp. (“TerrAscend”) and its subsidiaries (collectively, the “Company”) should be read in conjunction with the Company's unaudited interim condensed consolidated financial statements ("Consolidated Financial Statements") and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial information and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission, (the “SEC”), on March 12, 2026, (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q including information with respect to the Company's plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under "Risk Factors" in the Company's Annual Report, its actual results could differ materially from the results described in or implied by the "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report on Form 10-Q and in the following discussion and analysis.

Unless otherwise noted, dollar amounts in this Item 2 are in thousands of U.S. dollars.

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the period ended March 31, 2026 and 2025 and the accompanying notes for each respective period.

Overview

The Company is a leading North American cannabis company. The Company has vertically integrated licensed operations in Pennsylvania, New Jersey, Maryland and California. In addition, the Company has retail operations in Ohio and Ontario, Canada with a majority-owned dispensary in Toronto, Ontario, Canada. Notwithstanding the fact that various states in the United States have implemented medical marijuana laws or have otherwise legalized the use of cannabis, the use of cannabis remains illegal under U.S. federal law for any purpose, by way of the Controlled Substances Act of 1970.

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
•
TerrAscend Ohio ("TerrAscend OH"), a cannabis retailer in New Philadelphia, Ohio with one wholly-owned dispensary; and
•
TerrAscend Canada Inc. (“TerrAscend Canada”), a cannabis retailer in Toronto, Ontario, Canada with a majority-owned dispensary.

Recent Developments

•
On January 2, 2026, the Company completed the acquisition of 35% of Union Chill Cannabis Company LLC, a licensed cannabis operator in New Jersey, and paid the remaining cash consideration of $4,000.

Subsequent Transactions

•
Effective April 27, 2026, the Company appointed Eric Jackson as Chief Financial Officer.

•
On April 23, 2026, the Acting Attorney General issued a Final Order reclassifying cannabis for medical use from Schedule I to Schedule III under the Controlled Substances Act (“CSA”). The order does not apply to adult-use cannabis which remains classified as a Schedule I controlled substance. The Final Order, effective as published in the Federal Register on April 28, 2026, establishes an expedited registration process for state medical licensees and indicates that registered state medical licensees would no longer be subject to Section 280E following the effective date of the order. Additionally, the Order recommends to the Secretary of the Treasury that retrospective 280E relief be granted to licensees in line with their state license start dates. Separately, the Attorney General withdrew the pending hearing related to the proposed rulemaking notice issued in 2024 and instituted a new expedited hearing process starting on June 29, 2026 addressing both medical and adult-use cannabis. The IRS has publicly indicated that, for Section 280E purposes, forthcoming guidance regarding the impact of rescheduling may include a transition rule allowing rescheduling relief to apply beginning with the taxable year that includes the effective date of the Final Order for activities no longer involving Schedule I or II substances; however, formal IRS guidance has not been issued yet. The ultimate impact of these developments, including the potential impact on previously recorded uncertain tax positions, remains uncertain and subject to ongoing evaluation due to the complexity of the evolving regulatory and tax environment. Accordingly, the Company is continuing to assess the potential financial statement impacts and is unable to reasonably estimate the ultimate effect at this time.

Components of Results of Operations

The following discussion sets forth certain components of the Company's unaudited interim condensed consolidated statements of comprehensive loss as well as factors that impact those items.

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

Amortization and depreciation

Amortization and depreciation includes the amortization of intangible assets. Amortization is calculated on a straight-line basis over the following terms:

Brand intangibles- indefinite lives	Indefinite useful lives
Software	5 years
Licenses	15-30 years

Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful life of the asset using the following terms:

Buildings and improvements	15-30 years
Land	Not depreciated
Machinery & equipment	5-15 years
Office furniture & production equipment	3-5 years
Right of use assets and leasehold improvements	Lease term
Assets in process	Not depreciated

(Gain) loss on fair value of derivative liabilities

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

Results of Operations - Three Months Ended March 31, 2026 and March 31, 2025

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the three months ended March 31, 2026 and 2025.

Revenue, net

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Revenue, net	$65,539	$64,303
$ change	$1,236
% change	2%

Revenue increased by $1,236, from $64,303 for the three months ended March 31, 2025 to $65,539 for the three months ended March 31, 2026. The increase was primarily due to a $5,575 increase in retail revenue, offset by a $4,339 decrease in wholesale revenue.

The $5,575 increase in retail revenue was primarily attributable to acquisitive growth in connection with Ratio and Union Chill, along with organic growth driven by higher foot traffic compared to the prior year.

The $4,339 decrease in wholesale revenue was primarily attributable to increased competition and continued price compression which resulted in lower average selling prices.

Cost of sales

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Cost of sales	$30,937	$29,622
$ change	$1,315
% change	4%
Cost of sales as a % of revenue	47%	46%

The increase of $1,315, in cost of sales for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was mainly due to increased sales and higher costs associated with acquisitive growth.

General and administrative expense

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
General and administrative expense	$21,497	$21,149
$ change	$348
% change	2%

The increase of $348 in general and administrative expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily due to operational expenses related to the Ratio and Union acquisitions, slightly offset by a reduction in share-based compensation.

Finance and other expenses

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Finance and other expenses	$9,325	$8,333
$ change	$992
% change	12%

The increase of $992 in finance and other expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily due to an increase of interest and accretion related the FG Loan.

Gain on fair value of derivative liabilities

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Gain on fair value of derivative liabilities	$(1,403)	$(97)
$ change	$(1,306)
% change	1346%

The gain on derivative liabilities of $1,403 for the three months ended March 31, 2026 compared with a gain of $97 for the three months ended March 31, 2025, was primarily driven by the Company’s stock price remaining below the exercise price for the Private Placement Convertible Debentures as the conversion option approaches expiration this year.

Provision for income taxes

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Provision for income taxes	$10,250	$10,507
$ change	$(257)
% change	-2%

The provision for income taxes remained relatively flat with a decrease of $257 from $10,507 for the three months ended March 31, 2025 compared to $10,250 for the three months ended March 31, 2026.

Discontinued Operations

Discontinued Operations

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Loss from discontinued operations, net of tax	$(1,175)	$(4,604)
$ change	$3,429
% change	74%

Loss from discontinued operations for the three months ended March 31, 2026 primarily relates to disposal and exit activities, including costs associated with the disposition of certain assets and liabilities. In contrast, loss from discontinued operations for the three months ended March 31, 2025 primarily reflects operating losses incurred prior to the classification as discontinued operations.

Liquidity and Capital Resources

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$39,004	$37,414
Restricted Cash	110	110
Current assets	102,442	110,108
Non-current assets	446,656	447,271
Current liabilities	67,681	79,931
Non-current liabilities	390,478	378,427
Working capital	34,761	30,177
Total shareholders' equity	$90,939	$99,021

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. The Company believes its existing cash balances will be sufficient to meet its anticipated cash requirements from the date of this Annual Report through at least the next 12 months

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $861,332 as of March 31, 2026.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
private placements and public offerings of equity or debt securities.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

As of March 31, 2026, the Company had $219,950 in principal outstanding under its loans payable, excluding any prepayment or exit fees, of which $916 is due in the next twelve months. The Company also had $19,355 in principal outstanding under its convertible debt, of which $10,355 is due within the next twelve months. In addition, accrued interest in the aggregate amount of $2,406 related to the Company's convertible debt is due in the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $59,322 in lease obligations. Of this amount, $4,632 of lease payments are due in the next twelve months.

As of March 31, 2026, the Company had accounts payable and accrued liabilities of $39,979 and corporate income taxes payable of $4,075

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

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its debt covenant as of March 31, 2026. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with it covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant. Other than the covenant related to loans payable, the Company is not subject to externally imposed capital requirements.

Debt Facilities

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	Principal Paid during the Three Months Ended March 31, 2026	Principal Outstanding as of March 31, 2026
	(In thousands)
FocusGrowth Term Loan	$5,500	$212,182
Blue Ridge Promissory Note	—	2,758
Ratio Promissory Note	—	3,980
Other Loans	2	1,030
Private Placement Convertible Debentures	—	10,355
Union Chill Convertible Promissory Note	—	9,000
Total	$5,502	$239,305

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

On July 8, 2025, TerrAscend, TerrAscend USA, Inc., TerrAscend NJ LLC, TER Holding MD, Inc., and WDB Holding MD, Inc., including certain of each of their respective subsidiaries, and other borrowers, all of which are entities that are consolidated in the financial statements of the Company (the "Incremental Amendment Borrowers"), became parties to the FG Loan as borrowers pursuant to a joinder agreement (the "FG Loan Amendment") which provided for a $79,000 upsize to the existing FG Loan. Funds from the FG Loan and FG Loan Amendment were used to retire certain Company indebtedness, in addition to being used for future growth initiatives.

The FG Loan bears interest at 12.75% per annum with a maturity date of August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Issuer and TerrAscend USA, Inc. and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

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

The FG Loan also provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The terms of the FG Loan Amendment and the Uncommitted Term Loan Facility are consistent with the initial FG Loan. As of March 31, 2026, the Company has drawn $3,105 of the Uncommitted Term Loan Facility with a remaining availability of $31,895.

In the first quarter of 2026, the Company made prepayments in aggregate of $5,500 on the FG Loan, including a 3% prepayment fee.

Blue Ridge Promissory Note

In connection with the acquisition of Hempaid, LLC on June 30, 2023 ("Blue Ridge") the company entered into a promissory note with Blue Ridge bearing interest at 7.0% with a maturity date of June 30, 2027.

Ratio Promissory Note

As part of the Ratio Acquisition, the Company entered into a promissory note bearing interest at 6.0% with a maturity date of May 7, 2027.

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

During the first quarter of 2026, the Company repurchased 115,000 common shares under the Share Repurchase Program for total consideration of $77. As of March 31, 2026, the Company had a total of 9,810,000 Common Shares remaining that can be authorized for repurchase.

Cash Flows

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Cash flows provided by operating activities

	March 31, 2026	March 31, 2025
Net cash provided by operating activities - continuing operations	$8,652	$11,178
Net cash used in operating activities - discontinued operations	(165)	(3,174)
Net cash provided by operating activities	$8,487	$8,004

Continuing Operations

The decrease of $2,526 in net cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by changes in net working capital, including increased inventory.

Discontinued Operations

Net cash used in operating activities for the three months ended March 31, 2026 primarily relates to disposal and exit activities, including costs associated with the disposition of certain assets and liabilities. In contrast, net cash used in operating activities for the three months ended March 31, 2025 primarily reflects operating losses incurred prior to the classification as discontinued operations.

Cash flows used in investing activities

	March 31, 2026	March 31, 2025
Net cash used in investing activities - continuing operations	$(1,191)	$(2,956)
Net cash provided by (used in) investing activities - discontinued operations	1,195	(328)
Net cash (provided by) used in investing activities	$4	$(3,284)

Continuing Operations

The decrease of $1,765 in net cash used in investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by a decrease of investments in capital expenditures. The change was also attributable to cash consideration, net of cash acquired of $3,722 paid in connection with the Union Chill acquisition, and a $3,400 refund of the deposit for a potential business acquisition.

Discontinued Operations

The increase of $1,523 in net cash provided by investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the sale of property and equipment related to the continued exit of Michigan.

Cash flows used in financing activities

	March 31, 2026	March 31, 2025
Net cash used in financing activities - continuing operations	$(6,932)	$(2,335)
Net cash used in financing activities - discontinued operations	(200)	-
Net cash used in financing activities	$(7,132)	$(2,335)

Continuing Operations

The net cash used in financing activities for the three months ended March 31, 2026 was primarily driven by the increase in net loan principal paid of $5,502 and exit fees of $165, and higher distributions to non-controlling interests during 2026.

Discontinued Operations

The net cash used in financing activities for the three months ended March 31, 2026 was primarily driven by the finance lease termination fee paid.

Reconciliation of Non-GAAP Measures

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates: (i) Free cash flow from net cash provided by operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) EBITDA from continuing operations and Adjusted

EBITDA from continuing operations as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, unrealized and realized (gain) loss on investments, (gain) loss from revaluation of contingent consideration, unrealized and realized foreign exchange (gain) loss, gain on fair value of derivative liabilities, gain on lease terminations, and certain other items, which management believes is not reflective of the ongoing operations and performance of the Company. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses.

The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the period ended March 31, 2026 and 2025:

		For the Three Months Ended
	Notes	March 31, 2026	March 31, 2025
		(In thousands)
Net loss		$(8,004)	$(12,269)
Loss from discontinued operations		1,175	4,604
Loss from continuing operations		(6,829)	(7,665)

Add (deduct) the impact of:
Provision for income taxes		10,250	10,507
Finance expenses		9,753	8,419
Amortization and depreciation		4,140	3,946
EBITDA from continuing operations	(a)	17,314	15,207
Add (deduct) the impact of:
Share-based compensation	(b)	885	1,514
Unrealized and realized loss on investments	(c)	—	742
Gain on fair value of derivative liabilities	(d)	(1,403)	(97)
Loss (gain) on lease termination	(e)	36	(5)
Unrealized and realized foreign exchange (gain) loss	(f)	178	42
Loss from revaluation of contingent consideration	(g)	—	381
Other one-time items	(h)	354	362
Adjusted EBITDA from continuing operations		$17,364	$18,146

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net loss.
b)
Represents non-cash share-based compensation expense.
c)
Represents unrealized and realized loss on fair value changes investments.
d)
Represents the gain on fair value of conversion options.
e)
Represents the gain taken as a result on lease termination.
f)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
g)
Represents the revaluation of the Company's contingent consideration liabilities.
h)
Includes one-time fees incurred primarily in connection with the Company's acquisitions and other costs considered one-time in nature, such as expenses related to professional, consulting, legal, and accounting fees. These fees are not indicative of the Company's ongoing costs.

Adjusted EBITDA from continuing operations decreased by $782 for the three months ended March 31, 2026 as compared to three months ended March 31, 2025 primarily driven by gross margin compression.

The table below reconciles net cash provided by operating activities from continuing operations to free cash flow for the period ended March 31, 2026 and 2025:

	For the Period Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Net cash provided by operating activities - continuing operations	$8,652	$11,178
Capital expenditures for property and equipment	(865)	(2,358)
Free Cash Flow	$7,787	$8,820

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

There have been no significant changes to the critical accounting estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Additionally, as of June 30, 2025, the market value of the Common Shares held by non-affiliates decreased to below $60,000, which triggered the Company being classified as a smaller reporting company and non-accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2025. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250,000 as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100,000 during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700,000 as of the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or results of operations. As of March 31, 2026, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company's Consolidated Financial Statements.

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

On August 20, 2025, the Board approved the Share Repurchase Program, which replaced the Original Program. The Share Repurchase Program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2025 until August 21, 2026. The Share Repurchase Program authorizes the Company to repurchase up to 60,255 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 241,023 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. During the first quarter of 2026, the Company repurchased Common Shares as set forth below:

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Total Number of Common Shares as Part of a Publicly Announced Program	Number of Common Shares that may yet be Purchased under the Program
January 1 through January 31, 2026	—	$—	—	9,925,000
February 1 through February 28, 2026	—	$—	—	9,925,000
March 1 through March 31, 2026	115,000	$0.66	115,000	9,810,000
For the Quarter Ended March 31, 2026	115,000	$0.66	115,000	9,810,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Michigan Update

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

On June 30, 2025, the Company, together with TerrAscend Corp.’s consolidated entities, announced its intention to sell or divest substantially all of the Company’s Michigan assets, the majority of which were classified as discontinued operations as of such date.

In connection therewith, on May 5, 2026, the Agent filed an application for receivership under the laws of the State of Michigan in the Oakland County Circuit Court (the “Court”), Case. No. 2026-222791-CB, and each of the following entities related to the Michigan business: WDB Holding MI, Inc., AEY Capital LLC, AEY Holdings, LLC, Thrive Enterprises LLC, Spartan Partners Corporation, Spartan Partners Services LLC, Spartan Partners Licensing LLC, Spartan Partners Holdings, LLC and Spartan Partners Properties LLC (the “Michigan Receivership Entities”) have stipulated to the appointment of a receiver.

Related thereto, on May 1, 2026 (the “Forbearance Effective Date”), the Company, TerrAscend USA, Inc., the Borrowers, the Incremental Amendment Borrowers, certain Lenders (constituting “Required Lenders” under the FG Loan Agreement) and the Agent entered into a Forbearance Agreement (the “Forbearance Agreement”) in relation to the Specified Defaults (as defined below), which provides for, among other things, the Secured Parties’ (as defined in the Forbearance Agreement) conditional waiver of, and agreement to forbear (from the Forbearance Effective Date until the Forbearance Termination Date (as defined in the Forbearance Agreement) (such period, the “Forbearance Period”)) from exercising their default related rights and remedies arising as a result of All Defaults (as defined below), other than the Secured Parties’ ability to cause the appointment of the Michigan Receiver (as defined below) in furtherance of the Michigan Receivership (as defined below). The Agent also agreed not to accelerate the payment of any outstanding amounts under the FG Loan Agreement.

Under the Forbearance Agreement, upon the “Successful Exit” (as defined in the Forbearance Agreement) of the Michigan Receivership, All Defaults (as defined below) will be deemed automatically and irrevocably waived by the Secured Parties.

Under the Forbearance Agreement, the Borrowers and the Incremental Amendment Borrowers stipulated and agreed to the appointment of a receiver in the State of Michigan in the Court satisfactory to the Agent (the “Michigan Receiver”) to administer the assets and liabilities of the Michigan Receivership Entities, to achieve an orderly liquidation of the Company’s remaining Michigan assets, and resolve the liabilities of the Michigan Receivership Entities (the “Michigan Receivership”).

Under the Forbearance Agreement, the Borrowers and the Incremental Amendment Borrowers are subject to the following payment obligations during the Forbearance Period: (a) so long as a specified lease remains in effect, monthly cash prepayment of the FG Loan in the amount of $30 plus the applicable exit fee; (b) payment of a collateral monitoring fee, payable quarterly in the amount of $75 in arrears until the Successful Exit; and (c) within five days of receipt of net cash proceeds from any disposition of Michigan real property, the Borrowers must prepay the term loans in the amount of such net cash proceeds. The Borrowers are also required to pay all fees, costs and expenses of the Secured Parties.

As a result of the Michigan Receivership and the consummation of the transactions under the Michigan Receivership, certain events of default (the “Specified Defaults”) occurred under the FG Loan Agreement due to failure to reach agreed settlements by the required date pursuant to the terms of a Letter Agreement, dated April 17, 2026, by and between the Company, Borrowers, the Incremental Amendment Borrowers, the Lenders party thereto and the Agent (the “Letter Agreement”) and the following events of default under the FG Loan Agreement were anticipated to occur: (a) an event of default under Section 9.1(j) of the FG Loan Agreement resulting from the seeking of an entry, approval or ongoing duration of, the Michigan Receivership; and (b) an event of default under Section 9.1(q) of the FG Loan Agreement as a result of the cessation of the business of any Michigan Loan Party resulting from the Michigan Receivership and the consummation of the transactions contemplated thereby (collectively, the “Specified Anticipated Defaults” and, together with the Specified Defaults, “All Defaults”).

Entities controlled by the Company’s Executive Chairman, Jason Wild, including JW Partners, LP and JW Opportunities Fund, LLC, have invested approximately $7,100 in the FG Loan as Lenders and are members of the loan syndicate.

On May 6, 2026, the Court entered an order (the “Receivership Order”) appointing Charles Bullock of Stevenson and Bullock P.L.C. as receiver over the Michigan Receivership Entities (to the extent serving in such capacity, the “Receiver”). The Receiver will have broad powers and authority to take possession of, and protect and preserve, all of the assets of the Michigan Receivership Entities, and administer the estate in accordance with applicable State of Michigan law, including the orderly and efficient liquidation thereof.

The terms of the FG Loan Agreement are discussed under the caption “Debt Facilities” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q. The outstanding principal and accrued interest under the FG Loan Agreement as of May 1, 2026, was $212,200.

The foregoing description of the Forbearance Agreement is qualified in its entirety by reference to the full text of the Forbearance Agreement (including the Letter Agreement and prior related letter agreements), a copy of which will be filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

TerrAscend Corp.

Date: May 7, 2026	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Eric Jackson
Eric Jackson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)