Form 10-Q
period 2026-06-30
TerrAscend Corp.
filed 2026-08-06
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 309,175,647 common shares, no par value, outstanding.

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
•
the potential legalization of the regulated use of cannabis for medical and/or adult-use in the United States and the related timing and impact thereof, including the impact of the final rule rescheduling marijuana contained in United States Food and Drug Administration-approved drug products and marijuana subject to a state medical marijuana license from Schedule I to Schedule III of the Controlled Substances Act (the “CSA”), and the timing and outcome of the hearing held from June 29, 2026, to July 15, 2026 to consider broader rescheduling of all marijuana from Schedule I to Schedule III of the CSA;
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

Readers are cautioned that the above list of cautionary statements is not exhaustive. Known and unknown risks, many of which are beyond the control of the Company, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, current and future market conditions; risks related to federal, state, provincial, territorial, local and foreign government laws, rules and regulations, including federal and state laws in the United States relating to cannabis operations in the United States; and those discussed under Item 1A – “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 12, 2026. The purpose of forward-looking statements is to provide the reader with a description of management’s expectations, and such forward-looking statements may not be appropriate for any other purpose. You should not place undue reliance on forward-looking statements contained in this Quarterly Report on Form 10-Q. The Company can give no assurance that such expectations will prove to have been correct. Forward-looking statements contained herein are made as of the date of this Quarterly Report on Form 10-Q and are based on the beliefs, estimates, expectations and opinions of management on the date such forward-looking statements are made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$42,026	$37,414
Restricted cash	—	110
Accounts receivable, net	16,323	16,898
Investments	91	362
Inventory	39,179	34,054
Prepaid expenses and other current assets	15,844	8,557
Assets from discontinued operations, current	—	12,713
Total current assets	113,463	110,108
Non-current assets
Property and equipment, net	123,763	129,932
Deposits	—	60
Operating lease right of use assets	26,517	26,691
Intangible assets, net	175,337	167,310
Goodwill	113,892	109,770
Other non-current assets	733	13,508
Total non-current assets	440,242	447,271
Total assets	$553,705	$557,379

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$40,133	$39,807
Deferred revenue	4,406	3,993
Convertible debt	—	10,355
Loans payable	14,049	5,322
Operating lease liability	1,119	1,511
Derivative liability	—	967
Corporate income tax payable	2,290	5,360
Liabilities from discontinued operations	—	12,616
Total current liabilities	61,997	79,931
Non-current liabilities
Loans payable	183,226	203,846
Operating lease liability	28,948	28,555
Derivative liability	14,688	2,221
Convertible debt	16,271	6,896
Deferred income tax liability	11,900	8,025
Liability on uncertain tax position	152,547	128,798
Other long-term liabilities	86	86
Total non-current liabilities	407,666	378,427
Total liabilities	469,663	458,358
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 10,725 and 10,725 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common shares, no par value, unlimited shares authorized; 309,175,647 and 308,532,518 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, no par value; nil and nil shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	959,974	960,241
Accumulated other comprehensive income	2,605	1,986
Accumulated deficit	(882,963)	(864,742)
Non-controlling interest	4,426	1,536
Total shareholders' equity	84,042	99,021
Total liabilities and shareholders' equity	$553,705	$557,379

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue, net	$67,119	$65,006	$132,658	$129,309

Cost of sales	30,869	31,771	61,806	61,393

Gross profit	36,250	33,235	70,852	67,916

Operating expenses:
General and administrative	22,852	20,980	44,349	42,129
Amortization and depreciation	1,285	1,284	2,833	2,573
Other operating expense	—	—	36	—
Total operating expenses	24,137	22,264	47,218	44,702

Income from operations	12,113	10,971	23,634	23,214

Other expense (income)
Finance and other expenses	8,810	8,747	18,135	17,082
Unrealized and realized loss (gain) on investments	271	(7)	271	735
Loss (gain) on fair value of derivative liabilities	1,171	(279)	(232)	(376)
(Gain) loss from revaluation of contingent consideration	—	(34)	—	346
Unrealized and realized foreign exchange loss (gain)	333	(648)	511	(607)
Income from continuing operations before provision for income taxes	1,528	3,192	4,949	6,034
Provision for income taxes	11,587	9,598	21,837	20,105
Net loss from continuing operations	$(10,059)	$(6,406)	$(16,888)	$(14,071)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	$2,004	$(41,701)	$828	$(46,305)
Net loss	$(8,055)	$(48,107)	$(16,060)	$(60,376)

Foreign currency translation adjustment	(317)	854	(619)	840
Comprehensive loss	$(7,738)	$(48,961)	$(15,441)	$(61,216)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(11,165)	$(7,684)	$(19,050)	$(16,651)
Non-controlling interests	$1,106	$1,278	$2,162	$2,580

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(8,844)	$(50,239)	$(17,603)	$(63,796)
Non-controlling interests	$1,106	$1,278	$2,162	$2,580

Net (loss) income per share - basic & diluted:
Continuing operations	$(0.04)	$(0.03)	$(0.06)	$(0.06)
Discontinued operations	0.01	(0.14)	—	(0.16)
Net loss per share - basic & diluted	$(0.03)	$(0.17)	$(0.06)	$(0.22)
Weighted average number of outstanding common shares - basic & diluted	309,364,563	299,087,022	308,950,479	296,137,440

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2025	308,532,518	63,492,038	10,725	600	384,974,760	$960,241	$1,986	$(864,742)	$1,536	$99,021
Shares issued - stock options, warrant and RSU exercises	7,116	—	—	—	7,116	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	885	—	—	—	885
Capital distributions	—	—	—	—	—	—	—	—	(1,188)	(1,188)
Repurchase of common stock, including excise tax	(115,000)	—	—	—	(115,000)	(77)	—	—	—	(77)
Derecognition of non-controlling interest	—	—	—	—	—	(1,610)	—	—	1,610	—
Net (loss) income for the period	—	—	—	—	—	—	—	(9,060)	1,056	(8,004)
Foreign currency translation adjustment	—	—	—	—	—	—	302	—	—	302
Balance at March 31, 2026	308,424,634	63,492,038	10,725	600	384,866,876	$959,439	$2,288	$(873,802)	$3,014	$90,939
Shares issued - stock options, warrant and RSU exercises	1,214,513	—	—	—	1,214,513	20	—	—	—	20
Capital distributions	—	—	—	—	—	—	—	—	(1,375)	(1,375)
Capital contribution	—	—	—	—	—	—	—	—	1,681	1,681
Repurchase of common stock, including excise tax	(463,500)	—	—	—	(463,500)	(314)	—	—	—	(314)
Share-based compensation expense	—	—	—	—	—	829	—	—	—	829
Net (loss) income for the period	—	—	—	—	—	—	—	(9,161)	1,106	(8,055)
Foreign currency translation adjustment	—	—	—	—	—	—	317	—	—	317
Balance at June 30, 2026	309,175,647	63,492,038	10,725	600	385,617,889	$959,974	$2,605	$(882,963)	$4,426	$84,042

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816
Shares issued - stock options, warrant and RSU exercises	54,350	—	—	—	54,350	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,514	—	—	—	1,514
Capital distributions	—	—	—	—	—	—	—	—	—	(738)	(738)
Repurchase of common stock, including excise tax	(637,000)	—	—	—	(637,000)	129,500	(231)	—	—	—	(231)
Net (loss) income for the period	—	—	—	—	—	—	—	—	(13,571)	1,302	(12,269)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	—	14
Balance at March 31, 2025	292,649,481	63,492,038	12,350	600	369,091,723	—	$953,746	$3,025	$(792,085)	$420	$165,106
Shares issued - stock options, warrant and RSU exercises	354,950	—	—	—	354,950	—	—	—	—	—	—
Shares issued - acquisitions	4,570,637	—	—	—	4,570,637	—	1,278	—	—	—	1,278
Shares issued - conversion	1,500,000	—	(1,500)	—	1,500,000	—	—	—	—	—	—
Shares issued - price protection adjustment	7,577,349	—	—	—	7,577,349	—	1,581	—	—	—	1,581
Repurchase of common stock, including excise tax	(535,000)	—	—	—	(535,000)	—	(146)	—	—	—	(146)
Share-based compensation expense	—	—	—	—	—	—	779	—	—	—	779
Capital distributions	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Net loss for the period	—	—	—	—	—	—	—	—	(49,385)	1,278	(48,107)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(854)	—	—	(854)
Balance at June 30, 2025	306,117,417	63,492,038	10,850	600	382,559,659	—	$957,238	$2,171	$(841,470)	$448	$118,387

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities
Net loss from continuing operations	$(16,888)	$(14,071)
Adjustments to reconcile net loss to net cash provided by operating activities
Accretion and accrued interest	4,946	4,306
Depreciation of property and equipment and amortization of intangible assets	8,021	7,729
Amortization of operating right-of-use assets	730	805
Share-based compensation	1,714	2,293
Deferred income tax expense	484	597
Gain on fair value of derivative liabilities	(232)	(376)
Unrealized and realized loss on investments	271	735
Loss from revaluation of contingent consideration	—	346
Provision for expected credit loss	826	673
Unrealized and realized foreign exchange loss (gain)	511	(607)
Impairment and other	36	(5)
Changes in operating assets and liabilities
Receivables	(262)	(511)
Inventory	(5,128)	4,580
Accounts payable and accrued liabilities	2,218	(5,046)
Income taxes paid and tax related liabilities	20,439	16,862
Prepaid expense and other current assets	(1,322)	79
Other assets and liabilities	(327)	90
Net cash provided by operating activities - continuing operations	16,037	18,479
Net cash used in operating activities - discontinued operations	(971)	(7,658)
Net cash provided by operating activities	15,066	10,821

Investing activities
Investment in property and equipment	(2,504)	(4,650)
Investment in note receivable, net of interest received	103	123
Investment in intangible assets	(44)	(726)
Cash portion of consideration paid in acquisition, net of cash received	(3,722)	(5,128)
Refund of deposit for business acquisition	3,400	—
Deposit for business acquisition	(250)	—
Net cash used in investing activities - continuing operations	(3,017)	(10,381)
Net cash provided by (used in) investing activities - discontinued operations	1,293	(737)
Net cash used in investing activities	(1,724)	(11,118)

Financing activities
Proceeds from loan payable, net of transaction costs	—	5,000
Loan principal paid, including exit fees	(16,236)	(1,966)
Capital distributions paid to non-controlling interests	(2,563)	(1,988)
Payment for contingent consideration	—	(386)
Proceeds from convertible debentures, net of issuance costs	18,967	—
Convertible debentures principal paid	(8,630)	—
Proceeds from exercise of stock options	20	—
Repurchases of common shares	(391)	(377)
Net cash (used in) provided by financing activities - continuing operations	(8,833)	283
Net cash used in financing activities - discontinued operations	(200)	—
Net cash (used in) provided by financing activities	(9,033)	283

Net increase (decrease) in cash and cash equivalents and restricted cash during the period	4,309	(14)
Net effects of foreign exchange	193	(191)
Cash and cash equivalents and restricted cash, beginning of the period	37,524	26,987
Cash and cash equivalents and restricted cash, end of the period	$42,026	$26,782

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental disclosure with respect to cash flows
Cash (received) paid for Federal income tax, net	$(3,790)	$2,794
Cash paid for State income tax, net
New Jersey	1,521	1,606
Maryland	2,132	61
Pennsylvania	—	—
Other	34	40
Total cash (received) paid for income tax, net	$(103)	$4,501

Interest paid	$17,081	$13,266

Non-cash transactions
Note receivable issued as a noncontrolling interest contribution	$1,681	$—
Change in accrued capital expenditures	$1,869	$2,115

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

The Company operates under three state-level reportable segments consisting of New Jersey, Maryland and Pennsylvania, focused on the production and sale of cannabis products. Operations in other states are presented within All other segments.

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

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the year ended December 31, 2026, or any other interim or future periods.

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

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Trade receivables	$17,844	$16,962
Sales tax receivable	54	1,156
Other receivables	1,023	599
Provision for current expected credit losses	(2,598)	(1,819)
Total receivables, net	$16,323	$16,898

The following table presents the aging of trade receivables:

	June 30, 2026	December 31, 2025
	(In thousands)
Trade receivables	$17,844	$16,962
Less: provision for current expected credit losses	(2,598)	(1,819)
Total trade receivables, net	$15,246	$15,143

Of which
Current	11,335	12,214
31-90 days	2,338	1,761
Over 90 days	4,171	2,987
Less: current expected credit losses	(2,598)	(1,819)
Total trade receivables, net	$15,246	$15,143

5.
Acquisitions

2026 Acquisitions

Union Chill

On January 2, 2026 (the "Union Chill Acquisition Date"), the Company acquired a 35% interest in Union Chill Cannabis Company LLC ("Union Chill"), a licensed cannabis operator, expanding its operational footprint in New Jersey. The Company obtained a transferable option to acquire the remaining 65% interest in Union Chill at a nominal exercise price and entered into a series of agreements granting the Company certain protective rights. As a result, the Company determined that it became the primary beneficiary of Union Chill under ASC 810 and began consolidating Union Chill as a VIE as at January 2, 2026. The fair value of the non‑controlling interest of the prior owners was determined to be nominal, as all economics flow to the Company through contractual arrangements, leaving no residual economic interest with the prior owners. Subsequent to the acquisition, substantially all earnings are attributed to the Company. The total fair value consideration transferred in connection with the acquisition was $13,451. The fair value consideration was comprised of: (i) $4,000 in cash with a working capital adjustment of $451 and (ii) $9,000 of convertible promissory

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

notes bearing interest at a rate of 6.5% per annum and maturing on December 26, 2029. For additional information regarding the convertible notes, see Note 12.

The following table represents the fair value of assets acquired and liabilities assumed as of the Union Chill Acquisition Date and allocation of the consideration to net assets acquired:

(In thousands)
Cash and cash equivalents	$780
Accounts receivable, net	169
Inventory	339
Prepaid expenses and other current assets	201
Operating right of use asset	991
Property and equipment	684
Intangible assets	11,300
Goodwill	4,122
Accounts payable and accrued liabilities	(580)
Deferred revenue	(174)
Operating lease liability	(991)
Deferred tax liability	(3,390)
Net assets acquired	$13,451

Consideration paid in cash	$4,000
Convertible debt	9,000
Working capital adjustment	451
Total consideration	$13,451

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

The accounting for this acquisition has been provisionally determined at June 30, 2026. The fair value of net assets acquired, specifically with respect to intangible assets, goodwill, property and equipment, and deferred tax liabilities have been determined provisionally and are subject to adjustment. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date during the measurement period.

During the three months ended June 30, 2026, the Company recorded the following measurement period adjustments to the provisional purchase price allocation based on additional information obtained about facts and circumstances that existed as of the acquisition date. The more significant adjustments, which resulted in a corresponding change to goodwill, were as follows:

•
An increase to property and equipment in the amount of $670.

•
A decrease to intangible assets in the amount of $400.

•
An increase to deferred tax liability in the amount of $3,390.

•
An increase to the working capital adjustment in the amount of $451, which increased the total fair value consideration transferred.

Costs related to this transaction were $222, including legal, accounting, due diligence, and other transaction-related expenses. There were no transaction costs recognized during the three months ended June 30, 2026. The Company recognized $39 of transaction costs during the six months ended June 30, 2026, and the remaining costs were recognized during 2025.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The transaction was completed on the first business day of the fiscal year; therefore, the unaudited pro forma information is not materially different from the reported amounts. Total sales and net income since the Union Chill Acquisition Date are $5,922 and $802, respectively.

6.
Inventory

The Company’s inventory of cannabis and cannabis derived products includes both purchased and internally produced inventory and is comprised of the following items:

	June 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$713	$753
Finished goods	20,270	15,514
Work in process	15,014	15,535
Accessories, supplies and consumables	3,182	2,252
Total inventory	$39,179	$34,054

7.
Discontinued operations

TerrAscend Michigan

In June 2025, the Company committed to a plan to exit the Michigan market (the "Michigan Exit"). The Company determined that its decision to exit the Michigan market was considered a strategic shift that would have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations as of June 30, 2025.

In connection with the above, on May 5, 2026, the FG Agency Lending LLC, as the administrative agent under the FG Loan Agreement (as defined below), filed an application for receivership under the laws of the State of Michigan in the Oakland County Circuit Court (the “Court”), and each of the following entities related to the Michigan business: WDB Holding MI, Inc., AEY Capital LLC, AEY Holdings, LLC, Thrive Enterprises LLC, Spartan Partners Corporation, Spartan Partners Services LLC, Spartan Partners Licensing LLC, Spartan Partners Holdings, LLC and Spartan Partners Properties LLC (the “Michigan Receivership Entities”) have stipulated to the appointment of a receiver (“Receiver”) which was approved by the Court on May 6, 2026 (the “Michigan Receivership”).

As a result of the Receiver’s authority, in accordance with ASC 810, the Company concluded that it lost control of the Michigan Receivership Entities on May 6, 2026 and deconsolidated such entities as of that date. Upon deconsolidation, the Company derecognized the assets and liabilities of the Michigan Receivership Entities and recognized a gain on deconsolidation of $2,377, which is included in income from discontinued operations, net of tax for the three and six months ended June 30, 2026.

In connection with the deconsolidation and in accordance with ASC 810, the Company recognized a retained economic interest of $7,787. The retained economic interest was recognized at fair value in accordance with ASC 825, Financial Instruments, representing the estimated net proceeds from certain Michigan property disposals expected to be remitted to FG Agency Lending LLC, as administrative agent and applied as a prepayment of the FG Loan (as defined below in Note 10). Although the Company will not receive the proceeds directly in cash, the required application of such proceeds will reduce the Company’s outstanding obligation under the FG Loan Agreement (as defined below in Note 10). The FG Loan principal will be reduced when proceeds are remitted to the Agent (as defined below in Note 10) and applied as a prepayment. The retained economic interest is included in other assets on the Company's unaudited interim condensed consolidated balance sheets (the "Consolidated Balance Sheets").

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table summarizes the major classes of assets and liabilities of TerrAscend MI as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Current assets from discontinued operations
Accounts receivable, net	$—	$39
Prepaid expenses and other current assets	—	454
Property and equipment, net	—	6,222
Operating lease right of use assets	—	5,998
Total current assets from discontinued operations	$—	$12,713

Current liabilities from discontinued operations
Accounts payable and accrued liabilities	$—	$3,636
Operating lease liability	—	6,342
Finance lease liability	—	1,923
Other liabilities	—	715
Total current liabilities from discontinued operations	$—	$12,616

The following table presents the results of operations of TerrAscend MI for the three and six months ended June 30 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
Revenue, net	$—	$6,190	$—	$12,883

Cost of Sales	—	4,307	—	8,878

Gross profit	—	1,883	—	4,005

Operating expenses:
General and administrative	274	7,089	901	12,320
Amortization and depreciation	—	566	—	1,040
Impairment of property and equipment	—	34,959	72	34,959
Other operating expense (income)	89	57	284	57
Total operating expenses	363	42,671	1,257	48,376

Other expense (income)
Finance and other expenses	10	46	52	127
Gain on deconsolidation	(2,377)	—	(2,377)	—
Income (loss) from discontinued operations before provision for income taxes	2,004	(40,834)	1,068	(44,498)
Provision for income taxes	—	867	240	1,807
Net income (loss) from discontinued operations, net of tax	$2,004	$(41,701)	$828	$(46,305)

During the three and six months ended June 30, 2026, the Company incurred $66 and $114, respectively, of restructuring costs. Total cumulative restructuring costs incurred in connection with the Michigan Exit were $720 as of June 30, 2026, consisting of costs related to employee transition, notice period and severance payments, and employee benefits. The Company does not expect to incur additional restructuring costs related to the Michigan Exit.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

8.
Property and equipment

Property and equipment consisted of:

	June 30, 2026	December 31, 2025
	(In thousands)
Land	$3,235	$3,580
Assets in process	3,238	289
Buildings & improvements	133,100	138,443
Machinery & equipment	26,490	25,338
Office furniture & equipment	4,717	4,710
Total cost	170,780	172,360
Less: accumulated depreciation	(47,017)	(42,428)
Property and equipment, net	$123,763	$129,932

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

Depreciation expense was $2,338 and $4,702 for the three and six months ended June 30, 2026, respectively, ($1,933 and $3,863 included in cost of sales) and $2,239 and $4,638 for the three and six months ended June 30, 2025, respectively, ($1,840 and $3,837 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At June 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,796	$(2,344)	$452
Licenses	184,247	(32,784)	151,463
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	187,323	(35,408)	151,915
Indefinite lived intangible assets
Brand intangibles	23,422	—	23,422
Total indefinite lived intangible assets	23,422	—	23,422
Intangible assets, net	$210,745	$(35,408)	$175,337

At December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,797	$(1,730)	$1,067
Licenses	172,906	(30,085)	142,821
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	175,983	(32,095)	143,888
Indefinite lived intangible assets
Brand intangibles	23,422	—	23,422
Total indefinite lived intangible assets	23,422	—	23,422
Intangible assets, net	$199,405	$(32,095)	$167,310

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Amortization expense was $1,543 and $3,319 for the three and six months ended June 30, 2026, respectively, ($661 and $1,323 included in cost of sales) and $1,545 and $3,085 for the three and six months ended June 30, 2025, respectively, ($660 and $1,319 included in cost of sales)

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

(In thousands)
2026	$3,560
2027	6,980
2028	6,930
2029	6,816
2030	6,621
Thereafter	121,008
Total	$151,915

As of June 30, 2026, the weighted average amortization period remaining on intangible assets was 22.4 years.

The following table summarizes the activity in the Company’s goodwill balance:

(In thousands)
Balance at December 31, 2025	$109,770
Additions at acquisition date	4,122
Balance at June 30, 2026	$113,892

10.
Loans payable

The Company's loans payable consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Ratio promissory note due May 2027
Principal amount	$3,980	$3,980
Deferred financing cost	(175)	(279)
Net carrying amount	$3,805	$3,701

Blue Ridge promissory note due June 2027
Principal amount	$2,583	$2,758
Unamortized discount	(131)	(208)
Net carrying amount	$2,452	$2,550

FocusGrowth loan due August 2028
Principal amount	$202,092	$217,682
Unamortized discount and deferred financing cost	(14,637)	(17,621)
Exit fee accretion	2,536	1,824
Net carrying amount	$189,991	$201,885

Other loans	$1,027	$1,032
Total debt, net	$197,275	$209,168

Loans payable, current	14,049	5,322
Loans payable, non-current	183,226	203,846

Total principal	$209,682	$225,452

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company had accrued interest on loans payable of $2,364 and $2,365 as of June 30, 2026 and December 31, 2025, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

FocusGrowth Term Loan

On August 1, 2024, the Company, as guarantor, TerrAscend USA, Inc. and certain subsidiaries and affiliates of the Company, as borrowers, the lenders party thereto and FG Agency Lending LLC, as administrative agent for the lenders, entered into a Loan Agreement, dated as of August 1, 2024, which provided for a four-year $140,000 senior secured term loan that was upsized on July 8, 2025 by $79,000 to $219,000 (the “FG Loan” and, such Loan Agreement, as previously amended, the “FG Loan Agreement”). The FG Loan bears interest at 12.75% per annum with a maturity date of August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Issuer and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

The FG Loan Agreement also provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The terms of the Uncommitted Term Loan Facility are consistent with the FG Loan. As of June 30, 2026, the Company has drawn $3,105 of the Uncommitted Term Loan Facility with a remaining availability of $31,895.

During the six months ended June 30, 2026, the Company made aggregate prepayments of $15,590 on the FG Loan, including applicable 3% prepayment fees.

Blue Ridge Promissory Note

In connection with the acquisition of Hempaid, LLC on June 30, 2023 ("Blue Ridge") the Company entered into a promissory note with Blue Ridge bearing interest at 7.0% with a maturity date of June 30, 2027.

Ratio Promissory Note

In connection with the acquisition of the assets of Ratio Cannabis, LLC on May 7, 2025 ("Ratio") the Company entered into a promissory note with Ratio bearing interest at 6.0% with a maturity date of May 7, 2027.

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

June 30, 2026
(In thousands)
2026	$548
2027	6,024
2028 (1)	203,099
2029	7
2030	4
Thereafter	—
Total principal payments	$209,682

(1) Balance excludes the Exit Fee, as described above within this note.

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its financial covenant as of June 30, 2026. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with any of its covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant.

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices and retail. The operating lease periods generally range from 1 to 24 years. The Company had no finance leases at June 30, 2026 and December 31, 2025.

Amounts recognized in the Consolidated Balance Sheets were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$26,517	$26,691

Operating lease liability classified as current	1,119	1,511
Operating lease liability classified as non-current	28,948	28,555
Total operating lease liabilities	$30,067	$30,066

The Company recognized operating lease expense of $1,194 and $2,401 for the three and six months ended June 30, 2026, respectively, and $1,254 and $2,478 for the three and six months ended June 30, 2025, respectively.

Other information related to operating leases at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	12.6	13.0

Weighted-average discount rate
Operating leases	11.35%	11.32%

Supplemental cash flow information related to leases are as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$2,250	$4,823
Right-of-use assets obtained in exchange for operating lease obligations	1,010	2,790

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Undiscounted lease obligations are as follows:

June 30, 2026
(In thousands)
2026	$2,173
2027	4,433
2028	4,510
2029	4,614
2030	4,285
Thereafter	38,688
Total lease payments	58,703
Less: interest	(28,636)
Total lease liabilities	$30,067

12.
Convertible Debt

On June 23 and June 30, 2026, the Company entered into subscription agreements with certain accredited investors (the “Debenture Subscription Agreements”) in connection with a private placement offering of secured convertible debentures of the Company (the “2026 Private Placement Convertible Debentures”) and closed the initial issuance and sale of 21,835 debentures at a purchase price of $1,000 per debenture (the “Debenture Offering”). The Company used $11,124 of the proceeds from the Debenture Offering to retire the Company’s existing senior unsecured convertible debentures that matured on June 23, 2026, as described below, with the remaining portion of the proceeds available for mergers and acquisitions, and the repayment or refinancing of indebtedness.

The Company’s existing senior unsecured convertible debentures had an aggregate principal balance of $10,355, of which $10,105 matured on June 23, 2026 with $334 of principal and accrued interest maturing in August 2026. Of the principal that matured on June 23, 2026, certain holders elected to roll over $1,475 into the 2026 Private Placement Convertible Debentures. The $11,124 paid consisted of $8,630 of principal and $2,494 of accrued interest.

The 2026 Private Placement Convertible Debentures mature on September 30, 2031 (the “Maturity Date”) and bear interest at a rate of 8.00% per annum, payable quarterly in arrears in cash, beginning on September 30, 2026. The Company may elect to pay all or any portion of such interest in kind by capitalizing the interest as additional principal (“PIK Interest”). Any PIK Interest will accrue at a rate of 9.00% per annum for the first four interest periods in which PIK Interest is paid and at 10.00% per annum for each additional interest period in which PIK Interest is paid; provided that any Common Shares that are issuable upon conversion of any PIK Interest added to the principal pursuant to the terms of the 2026 Private Placement Convertible Debentures will be subject to TSX approval. The 2026 Private Placement Convertible Debentures are convertible, in whole or in part, into Common Shares, at the option of the holder, at any time prior to the close of business on the last business day immediately preceding the Maturity Date, at a conversion price of $0.87 per Common Share. The 2026 Private Placement Convertible Debentures are secured by a second lien on certain assets of the U.S. business and also secured by certain personal property assets of TerrAscend USA, Inc. under a subordinated guaranty and security agreement.

In accordance with ASC 815, Derivatives and Hedging, the conversion option was bifurcated from the host instrument as the instrument's strike price is denominated in a currency other than the functional currency of the Issuer. It was recorded at fair value, using the Black-Scholes Option Pricing Model (the "Black-Scholes Model") (see Note 22). The proceeds are allocated first to the conversion option based on its fair value of $11,737, and the residual was allocated to the host instrument and recorded as convertible debt at a residual value of $8,815, net of transaction costs.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table summarizes the Company’s 2026 Private Placement Convertible Debentures activity for the period ended June 30, 2026:

	June 30, 2026	December 31, 2025
	(In thousands)
Convertible debt issued in private placement - Maturing September 30, 2031	$21,835	$—
Transaction costs	(1,283)	—
Allocation to conversion option	11,737	—
Allocation to debt	8,815	—
Interest and accretion	18	—
Net carrying amount	$8,833	$—

The following table summarizes the Company's convertible promissory note in connection with the acquisition of Union Chill ("Union Chill Convertible Promissory Note") activity for the period ended June 30, 2026:

	June 30, 2026	December 31, 2025
	(In thousands)
Convertible debt issued as acquisition consideration - Maturing December 2029	$9,000	$9,000
Allocation to conversion option	2,104	2,104
Allocation to debt	6,896	6,896
Interest and accretion	208	—
Net carrying amount	$7,104	$6,896

The Company had accrued interest on convertible debt of $182 and $2,171 as of June 30, 2026 and December 31, 2025, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

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

As of June 30, 2026, the Company had a total of 9,346,500 Common Shares authorized for repurchase under the Share Repurchase Program. The following is a summary of the Common Shares that were repurchased for the three and six months ended June 30, 2026 and 2025 under the Share Repurchase Program and the Original Program:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands, except per share data)
Total Common Shares repurchased	463,500	535,000	578,500	1,042,500
Common Shares canceled	463,500	535,000	578,500	1,172,000
Weighted average price per share	$0.67	$0.29	$0.67	$0.37
Total cost	$315	$139	$391	$360
Excise tax (1)	$3	$7	$4	$17

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, as applicable.

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2025	23,253,480	779,352	$4.34	6.80
Granted	—	—	—	—
Expired	—	—	—	—
Outstanding, June 30, 2026	23,253,480	779,352	$4.18	6.31

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Stock options	$440	$746	$1,100	$1,586
Restricted share units	389	33	$614	707
Total share-based payments	$829	$779	$1,714	$2,293

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2025	13,903,573	5.32	$2.86	$368
Granted (1)	9,087,403	—	0.34	—
Exercised	(77,860)	—	0.26	—
Forfeited (1)	(7,675,999)	—	3.09	—
Expired	(1,099,391)	—	5.15	—
Outstanding, June 30, 2026	14,137,726	5.70	$0.95	$3,368

Exercisable, June 30, 2026	10,092,220	4.46	$1.14	$2,438

(1) Includes options that were canceled and re-granted as part of the repricing of stock options, as further discussed below.

Repricing of Stock Options

On June 24, 2025, the Board approved a repricing of certain outstanding stock options, subject to the holders satisfying a twelve-month service condition. The modification affected 8,279,003 vested and unvested stock options and, in accordance with ASC 718, Stock-Based Compensation, resulted in incremental compensation cost of $868. Upon satisfaction of the service condition, the repricing became effective on June 24, 2026, and the exercise price of the modified stock options was reduced to $0.26 per Common

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Share. The incremental compensation cost was recognized over the requisite service period, and as of June 30, 2026, the Company had fully recognized the incremental compensation cost associated with the option modification.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Company’s closing stock price on June 30, 2026 and December 31, 2025, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on June 30, 2026 and December 31, 2025, respectively.

The fair value of the various stock options granted were estimated using the Black-Scholes Model with the following assumptions:

	June 30, 2026	June 30, 2025
Volatility	93.26% - 101.89%	75.76% - 79.89%
Risk-free interest rate	3.73% - 4.25%	3.86% - 4.12%
Expected life (years)	5.32 - 6.25	4.87 - 6.25
Dividend yield	0.00%	0.00%

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

The total estimated fair value of stock options that vested during the six months ended June 30, 2026 and 2025 was $1,482 and $2,837, respectively. As of June 30, 2026, total unrecognized compensation cost related to unvested options was $2,210, which is expected to be recognized over a weighted-average period of 2.65 years.

Restricted Share Units

The following table summarizes the activities for the RSUs for the six months ended June 30, 2026:

Number of RSUs
Outstanding, December 31, 2025	5,029,315
Granted	4,593,006
Vested	(1,347,744)
Forfeited	(192,794)
Outstanding, June 30, 2026	8,081,783

As of June 30, 2026, total unrecognized compensation cost related to unvested RSUs was $4,538, which is expected to be recognized over a weighted-average period of 3.20 years.

15.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend NJ. During the six months ended, June 30, 2026, in connection with the acquisition of Union Chill (see Note 5), there was a $1,681 capital contribution in the form of a note receivable in relation to minority ownership interest in TerrAscend NJ.

The following table summarizes the non-controlling interest activity for the six months ended June 30, 2026:

	June 30, 2026	December 31, 2025
	(In thousands)
Opening carrying amount	$1,536	$(144)
Capital contribution	1,681	—
Capital distributions	(2,563)	(3,237)
Derecognition of non-controlling interest	1,610	20
Net income attributable to non-controlling interest	2,162	4,897
Ending carrying amount	$4,426	$1,536

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

16.
Related parties

Parties are related if one party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financing and operating decisions. As of June 30, 2026, certain funds controlled by the Company's Executive Chairman, a related party of the Company, invested $1,600 as members of the loan syndicate, for an aggregate investment of $7,100 of the total loan principal balance of the FG Loan (see Note 10). In addition, during the six months ended June 30, 2026, a director of the Company participated in the 2026 Private Placement by acquiring 1,000 convertible debentures for aggregate gross proceeds of $1,000 (see Note 12).

17.
Income taxes

The Company's effective tax rate was 758% and 441% for the three and six months ended June 30, 2026, respectively, and 301% and 333% for the three and six months ended June 30, 2025, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

	June 30, 2026	December 31, 2025
	(In thousands)
Balance at beginning of year	$177,047	$148,979
Increase based on tax positions related to current periods	20,991	39,970
Increase based on tax positions related to prior periods	—	4,095
Settlements with tax authorities	—	(15,997)
Balance at end of year	$198,038	$177,047

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

	June 30, 2026	December 31, 2025
	(In thousands)
Balance, beginning of year	$128,798	$106,991
Reductions based on tax positions related to prior years	—	(15,212)
Additions based on tax positions related to prior years	5,639	9,842
Additions based on tax positions related to current year	14,400	27,177
Additions based on refunds received related to prior years	3,710	—
Ending carrying amount (1)	$152,547	$128,798

(1) Interest and penalties related to uncertain tax liabilities are recorded as components of the provision for income taxes. As of June 30, 2026 and December 31, 2025, the Company had interest and penalties accrued of $26,190 and $19,803, respectively.

The increase in uncertain tax positions is primarily due to legal interpretations that challenge the application of Section 280E of the Internal Revenue Code of 1986, as amended, to the Company (“280E Tax Position”). The Company believes it is reasonably possible that the unrecognized tax benefits will increase over the next twelve months due to its 280E Tax Position.

The Company files income tax returns in the U.S. federal jurisdiction, multiple U.S. state jurisdictions, and certain non-U.S. jurisdictions. The Company and its subsidiaries are subject to examination by various U.S. and non-U.S. taxing authorities. The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations for tax years prior to 2022, other than items

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

under examination. The Company is currently under examination by the Internal Revenue Service for U.S. federal income tax years 2021 through 2023. On April 6, 2026, the Company received correspondence from the U.S. Department of Justice ("DOJ") related to a federal income tax refund previously received by the Company for the 2020 tax year. The correspondence seeks repayment of approximately $9,533, inclusive of estimated interest of $1,172. On or about May 18, 2026, the United States of America filed a complaint to recover an erroneous refund in the United States District Court for the District of New Jersey. The Company is evaluating the matter, believes it has substantive defenses to the assertions raised, and intends to vigorously defend its position. Based on information currently available, the recent rescheduling of medical cannabis, and in consultation with external legal and tax advisors, the Company believes the likelihood of loss is not probable and, accordingly, no liability has been recorded as of June 30, 2026.

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Salaries and wages	$13,320	$12,086	$25,866	24,061
Office and general	2,416	2,706	5,061	5,281
Professional fees	2,193	2,244	3,854	4,395
Sales and marketing	1,579	888	3,102	1,679
Lease expense	1,187	1,179	2,344	2,333
Share-based compensation	829	779	1,714	2,293
Facility and maintenance	545	507	1,187	1,016
Provision for expected credit losses	587	193	826	673
Board of directors cash compensation	196	398	395	398
Total	$22,852	$20,980	$44,349	$42,129

19.
Revenue, net

The Company’s disaggregated net revenue by source, primarily due to the Company’s contracts with its external customers was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Retail	$46,906	$43,665	$93,313	$84,497
Wholesale	20,213	21,341	39,345	44,812
Total	$67,119	$65,006	$132,658	$129,309

For the three and six months ended June 30, 2026 and 2025, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Interest	$7,212	$6,960	$14,634	$13,643
Accretion	2,135	2,002	4,466	3,740
Other income	(537)	(215)	(965)	(301)
Total	$8,810	$8,747	$18,135	$17,082

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

21.
Segment information

Operating Segment

The Company manages its operations through state-level operating segments, focused on the production and sale of cannabis products and regularly monitors for changes in facts and circumstances that may affect its determination of operating segments. Following further evaluation of the aggregation criteria under Accounting Standards Codification 280, Segment Reporting, the Company determined that it operates under three reportable segments consisting of New Jersey, Maryland and Pennsylvania. Operations in other states did not meet the quantitative threshold and are presented within All other segments. The Chief Operating Decision Maker (“CODM”) was determined to be the Chief Executive Officer of the Company. The CODM regularly evaluates the performance of the three reportable segments using gross profit and gross profit margin as its closest measures to GAAP. The CODM monitors these metrics to assess the efficiency of the Company’s production and distribution processes, as well as the effectiveness of pricing strategies.

The following tables summarize financial information for the Company's reportable segments:

	For the Three Months Ended June 30, 2026
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$25,271	$18,493	$17,778	$5,577	$67,119
Cost of sales (1)	10,484	7,151	9,944	3,290	$30,869
Gross Profit	$14,787	$11,342	$7,834	$2,287	$36,250
Operating expenses					24,137
Interest and accretion expense					9,347
Other expense					1,238
Income from continuing operations before provision for income taxes					$1,528

Gross profit margin (2)	58.5%	61.3%	44.1%	41.0%	54.0%

	For the Three Months Ended June 30, 2025
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$25,107	$18,660	$16,151	$5,088	$65,006
Cost of sales (1)	10,070	8,147	10,536	3,018	$31,771
Gross Profit	$15,037	$10,513	$5,615	$2,070	$33,235
Operating expenses					22,264
Interest and accretion expense					8,962
Other income					(1,183)
Income from continuing operations before provision for income taxes					$3,192

Gross profit margin (2)	59.9%	56.3%	34.8%	40.7%	51.1%

(1) Depreciation and amortization included in cost of sales for the three months ended June 30, 2026 and 2025 was $563 and $507 for New Jersey, $618 and $583 for Maryland, $1,330 and $1,329 for Pennsylvania, and $83, and $81 for All other segments, respectively.

(2) The calculation of Gross profit margin is revenue, net less cost of sales, divided by revenue, net.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Six Months Ended June 30, 2026
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$50,120	$36,836	$34,900	$10,802	$132,658
Cost of sales (1)	20,842	14,603	20,046	6,315	$61,806
Gross Profit	$29,278	$22,233	$14,854	$4,487	$70,852
Operating expenses					47,218
Interest and accretion expense					19,100
Other income					(415)
Income from continuing operations before provision for income taxes					$4,949

Gross profit margin (2)	58.4%	60.4%	42.6%	41.5%	53.4%

	For the Six Months Ended June 30, 2025
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$52,000	$37,168	$31,258	$8,883	$129,309
Cost of sales (1)	20,656	15,937	19,496	5,304	$61,393
Gross Profit	$31,344	$21,231	$11,762	$3,579	$67,916
Operating expenses					44,702
Interest and accretion expense					17,383
Other income					(203)
Income from continuing operations before provision for income taxes					$6,034

Gross profit margin (2)	60.3%	57.1%	37.6%	40.3%	52.5%

(1) Depreciation and amortization included in cost of sales for the six months ended June 30, 2026 and 2025 was $1,118 and $1,012 for New Jersey, $1,236 and $1,149 for Maryland, $2,665 and $2,832 for Pennsylvania, and $167, and $163 for All other segments, respectively.

(2) The calculation of Gross profit margin is revenue, net less cost of sales, divided by revenue, net.

Assets

Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by the CODM.

Geography

The Company has subsidiaries located in Canada and the United States. For the three and six months ended June 30, 2026, net revenue was primarily generated from sales in the United States. The Company's consolidated retail location in Canada generated net revenue of $200 and $368 for the three and six months ended June 30, 2026, respectively, and $219 and $397 for the three and six months ended June 30, 2025, respectively. Substantially all of the Company's non-current assets are held within its U.S. operations.

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
•
Level 3 - inputs for assets and liabilities not based upon observable market data

The following table represents the fair value amounts of financial assets and financial liabilities:

	At June 30, 2026			At December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$42,026	—	—	$37,414	—	—
Restricted cash	—	—	—	110	—	—
Residual economic interest in Michigan assets	—	—	7,787	—	—	—
Purchase option	—	—	—	—	—	13,000
Total Assets	$42,026	$—	$7,787	$37,524	$—	$13,000
Liabilities
Bifurcated conversion options	—	14,688	—	—	3,188	—
Total Liabilities	$—	$14,688	$—	$—	$3,188	$—

There were no transfers between the levels of fair value hierarchy during the three and six months ended June 30, 2026.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within levels of the fair value hierarchy are presented below:

Level 1

Includes cash, cash equivalents, and restricted cash represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

Includes bifurcated conversion options which are valued using the Black-Scholes Model with observable market inputs such as stock price, historical volatility, risk-free rate, and expected term. These inputs are derived from market data and do not require significant judgment.

The following table summarizes the changes in the derivative liability:

(In thousands)
Balance at December 31, 2025	$3,188
Private placement conversion option issued	$11,737
Fair value loss on revaluation of bifurcated conversion options	(232)
Effects of movements in foreign exchange	(5)
Balance at June 30, 2026	$14,688

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Bifurcated conversion options

The conversion option bifurcated from the 2026 Private Placement Convertible Debentures (see Note 12) has been measured at fair value as of June 30, 2026 and December 31, 2025. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	June 30, 2026	June 23, 2026
Option exercise price	$0.87	$0.87
Annual volatility	101.9%	101.8%
Annual risk-free rate	4.20%	4.28%
Expected term (in years)	5.25	5.27

The conversion option bifurcated from the Union Chill Convertible Promissory Note has been measured at fair value as of June 30, 2026 and December 31, 2025. Key assumptions used in the Black-Scholes Model were as follows:

	June 30, 2026	December 31, 2025
Option exercise price	$1.89	$1.89
Annual volatility	114.4%	105.3%
Annual risk-free rate	4.16%	3.61%
Expected term (in years)	3.49	4.00

23.
Commitments and contingencies

Commitments

On June 12, 2026, the Company signed an option agreement to acquire equity interests in, and fully operate, Aunt Mary's Dispensary LLC, a dispensary in New Jersey for total consideration of $9,000, which will be comprised of $3,000 in the form of a five-year unsecured convertible promissory note bearing interest at 6.0% for an option to purchase 35% of Aunt Mary’s (“Option”) and $6,000 payable in cash upon exercise of the Option. The transaction is subject to customary closing conditions and regulatory approvals.

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Financial Statements. As of June 30, 2026 there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

24.
Subsequent events

On August 5, 2026, the Board appointed Ziad Ghanem, the Company’s President and Chief Executive Officer, to serve as a member of the Board, effective immediately.

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

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and six months ended June 30, 2026 and 2025 and the accompanying notes for each respective period.

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

The Company operates under three state-level reportable segments consisting of New Jersey, Maryland and Pennsylvania, focused on the production and sale of cannabis products. Operations in other states are presented within All other segments.

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

Recent Developments

•
On June 23 and June 30, 2026, the Company entered into subscription agreements with certain accredited investors (the “Debenture Subscription Agreements”) in connection with a private placement offering of secured convertible debentures of the Company (the “2026 Private Placement Convertible Debentures”) and closed the initial issuance and sale of 21,835 debentures at a purchase price of $1,000 per debenture (the “Debenture Offering”). The Company used $11,124 of the proceeds from the Debenture Offering to retire the Company’s existing senior unsecured convertible debentures that matured on June 23, 2026, with the remaining portion of the gross proceeds available for mergers and acquisitions, and the repayment or refinancing of indebtedness. The 2026 Private Placement Convertible Debentures mature on September 30, 2031. In connection with the Debenture Offering, the Company entered into Amendment No. 5 to the FG Loan Agreement (as defined below), which, among other things, permitted the Debenture Offering.

•
On June 12, 2026, the Company signed an option agreement to acquire equity interests in, and fully operate, Aunt Mary's Dispensary LLC, a dispensary in New Jersey for total consideration of $9,000, which will be comprised of $3,000 in the form of a five-year unsecured convertible promissory note bearing interest at 6.0% for an option to purchase 35% of Aunt Mary’s (“Option”) and $6,000 payable in cash upon exercise of the Option. The transaction is subject to customary closing conditions and regulatory approvals.

•
On May 6, 2026, the Court entered an order appointing a Receiver over the Michigan Receivership Entities.

•
On May 1, 2026, the Company and its subsidiaries party to the Loan Agreement, certain lender parties to the FG Loan Agreement and the Agent (as defined below) entered into a Forbearance Agreement as a result of the Michigan Receivership.

•
Effective April 27, 2026, the Company appointed Eric Jackson as Chief Financial Officer.

•
On April 23, 2026, the Acting Attorney General issued a Final Order reclassifying cannabis for medical use from Schedule I to Schedule III under the Controlled Substances Act. The order does not apply to adult-use cannabis which remains classified as a Schedule I controlled substance. The Final Order, effective as published in the Federal Register on April 28, 2026, establishes an expedited registration process for state medical licensees and indicates that registered state medical licensees would no longer be subject to Section 280E of the Internal Revenue Code following the effective date of the order. Additionally, the Order recommends to the Secretary of the Treasury that retrospective 280E relief be granted to licensees in line with their state license start dates. Separately, the Attorney General withdrew the pending hearing related to the proposed rulemaking notice issued in 2024 and instituted a new expedited hearing process starting on June 29, 2026 addressing both medical and adult-use cannabis, which concluded on July 15, 2026. The IRS has publicly indicated that, for Section 280E purposes, forthcoming guidance regarding the impact of rescheduling may include a transition rule allowing rescheduling relief to apply beginning with the taxable year that includes the effective date of the Final Order for activities no longer involving Schedule I or II substances; however, formal IRS guidance has not been issued yet. The ultimate impact of these developments, including the potential impact on previously recorded uncertain tax positions, remains uncertain and subject to ongoing evaluation due to the complexity of the evolving regulatory and tax environment. Accordingly, the Company is continuing to assess the potential financial statement impacts and is unable to reasonably estimate the ultimate effect at this time.

Subsequent Transactions

•
On August 5, 2026, the Board appointed Ziad Ghanem, the Company’s President and Chief Executive Officer, to serve as a member of the Board, effective immediately.

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

Amortization and depreciation

Amortization and depreciation includes the amortization of intangible assets and the depreciation of property and equipment, in each case to the extent not included in the cost of sales. Amortization is calculated on a straight-line basis over the following terms:

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

(Gain) loss on fair value of derivative liabilities

Derivative liabilities consist of convertible options, that contain embedded derivative features, which are remeasured to fair value at the end of each reporting period using the Black-Scholes Option Pricing Model (the "Black-Scholes Model"). A gain or loss is recognized as a result of the revaluation.

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

Results of Operations - Three Months Ended June 30, 2026 and June 30, 2025

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the three months ended June 30, 2026 and 2025.

Revenue, net

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Revenue, net	$67,119	$65,006
$ change	$2,113
% change	3%

Revenue increased by $2,113, from $65,006 for the three months ended June 30, 2025 to $67,119 for the three months ended June 30, 2026. The increase was primarily attributable to Pennsylvania, where revenue increased $1,627 due to higher retail sales driven by increased customer foot traffic. In both New Jersey and Maryland, retail sales were substantially offset by wholesale sales, resulting in relatively consistent revenue compared to the prior-year period. The remaining increase was attributable to all other segments.

Cost of sales

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Cost of sales	$30,869	$31,771
$ change	$(902)
% change	-3%
Cost of sales as a % of revenue	46%	49%

Cost of sales decreased by $902, from $31,771 for the three months ended June 30, 2025 to $30,869 for the three months ended June 30, 2026. The decrease was primarily due to decreases of $592 and $996 in Pennsylvania and Maryland, respectively, driven by improved verticality and facility utilization. The decrease was partially offset by an increase of $414 in New Jersey. The remaining decrease was attributable to all other segments.

The decrease in cost of sales as a percentage of revenue is mainly due to reduced unit cost and improved cost absorption.

General and administrative expense

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
General and administrative expense	$22,852	$20,980
$ change	$1,872
% change	9%

The increase of $1,872 in general and administrative expense for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, was primarily due to operational expenses related to Company's acquisition of Union Chill Cannabis Company LLC ("Union Chill") and an increase in the provision for expected credit losses.

Finance and other expenses

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Finance and other expenses	$8,810	$8,747
$ change	$63
% change	1%

Finance and other expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, was relatively flat.

Loss (gain) on fair value of derivative liabilities

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Loss (gain) on fair value of derivative liabilities	$1,171	$(279)
$ change	$1,450
% change	-520%

The loss on derivative liabilities of $1,171 for the three months ended June 30, 2026 compared with a gain of $279 for the three months ended June 30, 2025, was primarily driven by changes in the Common Share price during the respective periods, which resulted in changes in the fair value of the Company's outstanding derivative liabilities.

Provision for income taxes

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Provision for income taxes	$11,587	$9,598
$ change	$1,989
% change	21%

The provision for income taxes increased by $1,989 from $9,598 for the three months ended June 30, 2025 compared to $11,587 for the three months ended June 30, 2026 primarily driven by accrued interest and penalties related to the Company's uncertain tax position and higher relative gross profit margin.

Discontinued Operations

Discontinued Operations

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Income (loss) from discontinued operations, net of tax	$2,004	$(41,701)
$ change	$43,705
% change	105%

Income from discontinued operations for the three months ended June 30, 2026 primarily reflects the gain recognized in connection with the deconsolidation of the Michigan Receivership Entities following the appointment of the Receiver. In contrast, the loss from discontinued operations for the three months ended June 30, 2025 primarily reflects impairment charges and operating losses incurred prior to the classification of the Company's Michigan operations as discontinued operations.

Results of Operations - Six Months Ended June 30, 2026 and June 30, 2025

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the six months ended June 30, 2026 and 2025.

Revenue, net

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Revenue, net	$132,658	$129,309
$ change	$3,349
% change	3%

Revenue increased by $3,349, from $129,309 for the six months ended June 30, 2025 to $132,658 for the six months ended June 30, 2026. The increase was primarily attributable to Pennsylvania, where revenue increased $3,642 due to higher retail sales driven by increased customer foot traffic. In New Jersey, Maryland, and all other segments, retail sales were substantially offset by wholesale sales, resulting in relatively consistent revenue compared to the prior-year period.

Cost of sales

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Total cost of sales	$61,806	$61,393
$ change	$413
% change	1%
Cost of sales as a % of revenue	47%	47%

Cost of sales for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, was relatively flat due to a decrease in cost of sales in New Jersey which was offset by an increase in cost of sales in Pennsylvania and Maryland.

The cost of sales as a % of revenue remained flat compared to the prior year.

General and administrative expense

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
General and administrative expense	$44,349	$42,129
$ change	$2,220
% change	5%

The increase of $2,220 in general and administrative expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, was primarily due to operational expenses related to the Ratio Cannabis, LLC and Union Chill acquisitions and an increase in the provision for expected credit losses.

Finance and other expenses

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Finance and other expenses	$18,135	$17,082
$ change	$1,053
% change	6%

The increase of $1,053 in finance and other expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, was primarily due to an increase of interest and accretion related to the FG Loan.

Gain on fair value of derivative liabilities

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Gain on fair value of derivative liabilities	$(232)	$(376)
$ change	$144
% change	-38%

The gain on derivative liabilities of $232 for the six months ended June 30, 2026 compared with a gain of $376 for the six months ended June 30, 2025, was primarily driven by the decrease in fair value of private placement convertible debentures that expired during the second quarter of 2026.

Provision for income taxes

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Provision for income taxes	$21,837	$20,105
$ change	$1,732
% change	9%

The provision for income taxes increased by $1,732 from $20,105 for the six months ended June 30, 2025 compared to $21,837 for the six months ended June 30, 2026. This increase was primarily driven by accrued interest and penalties related to the Company's uncertain tax position and higher relative gross profit margin.

Discontinued Operations

Discontinued Operations

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Income (loss) from discontinued operations, net of tax	$828	$(46,305)
$ change	$47,133
% change	-102%

Discontinued operations for the six months ended June 30, 2026 and 2025, reflected similar trends to the three month ended periods.

Liquidity and Capital Resources

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$42,026	$37,414
Restricted Cash	-	110
Current assets	113,463	110,108
Non-current assets	440,242	447,271
Current liabilities	61,997	79,931
Non-current liabilities	407,666	378,427
Working capital	51,466	30,177
Total shareholders' equity	$84,042	$99,021

The calculation of working capital provides additional information and is not defined under GAAP. The Company defines working capital as current assets less current liabilities. Management believes that working capital provides useful information to investors because it reflects the Company’s short-term financial health and its ability to meet current obligations with current assets. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP.

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. The Company believes its existing cash balances will be sufficient to meet its anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $880,299 as of June 30, 2026.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
private placements and public offerings of equity or debt securities.

•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

As of June 30, 2026, the Company had $209,682 in principal outstanding under its loans payable, excluding any prepayment or exit fees, of which $6,570 is due in the next twelve months. The Company also had $31,085 in principal outstanding under its convertible debt, none of which is due within the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $58,703 in lease obligations. Of this amount, $4,383 of lease payments are due in the next twelve months.

As of June 30, 2026, the Company had accounts payable and accrued liabilities of $40,133 and corporate income taxes payable of $2,290.

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

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its debt covenant as of June 30, 2026. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with its covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant. Other than the covenant related to loans payable, the Company is not subject to externally imposed capital requirements.

Debt Facilities

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	Principal Paid during the Six Months Ended June 30, 2026	Principal Outstanding as of June 30, 2026
	(In thousands)
FocusGrowth Term Loan	$15,590	$202,092
Blue Ridge Promissory Note	176	2,583
Ratio Promissory Note	—	3,980
Other Loans	2	1,027
2023 Private Placement Convertible Debentures	8,630	250
Union Chill Convertible Promissory Note	—	9,000
2026 Private Placement Convertible Debentures	—	21,835
Total	$24,398	$240,767

FocusGrowth Term Loan

On August 1, 2024, the Issuer and TerrAscend USA, Inc., as guarantors, and certain subsidiaries and affiliates of the Company, as borrowers (collectively, the “Borrowers”), and FG Agency Lending LLC, as the administrative agent for the lenders (the "Agent"), entered into a Loan Agreement (the “Initial FG Loan Agreement”) for a four-year, $140,000 senior-secured term loan.

On July 8, 2025, additional subsidiaries of the Company (the "Incremental Amendment Borrowers"), became parties to the Initial FG Loan Agreement as borrowers pursuant to a joinder agreement (the "FG Loan Amendment") and, together with the Initial FG Loan Agreement and such other amendments to the Initial FG Loan Agreement, the “FG Loan Agreement”), which provided for a $79,000 upsize to the Initial FG Loan Agreement, and following which TerrAscend USA, Inc. no longer served as guarantor. Funds received pursuant to the FG Loan Agreement were used to retire certain Company indebtedness, in addition to being used for future growth initiatives.

On May 1, 2026, the Company, the Borrowers, the Incremental Amendment Borrowers, certain lenders party to the FG Loan Agreement (constituting “Required Lenders” under the FG Loan Agreement) and the Agent entered into the Forbearance Agreement in relation to certain events of default that occurred or were anticipated under the FG Loan Agreement, resulting from the Michigan Receivership, (the “Specified Defaults”). Under the Forbearance Agreement, the Secured Parties (as defined in the Forbearance Agreement) agreed to conditionally waive the Specified Defaults and forbear from exercising default-related remedies during the period from the Forbearance Effective Date ending the earliest to occur of the termination of the receivership process and the occurrence of any event of default not otherwise specified in the Forbearance Agreement (the “Forbearance Period”). Upon the “Successful Exit” (as defined in the Forbearance Agreement) of the Michigan Receivership, all Specified Defaults (as defined below) will be deemed automatically and irrevocably waived by the Secured Parties.

Within five days of receipt of net cash proceeds from any disposition of Michigan real property, the Borrowers must prepay the term loans in the amount of such net cash proceeds.

On June 23, 2026, the parties to the FG Loan Agreement entered into Amendment No. 5 to Loan Agreement, which among other things, permitted the Company’s issuance of the 2026 Private Placement Convertible Debentures in an aggregate face amount of up to $25,000, the repayment of approximately $13,000 of the Company’s outstanding existing 9.9% senior unsecured convertible debentures that matured on June 23, 2026, and certain additional specified acquisitions and indebtedness.

The FG Loan bears interest at 12.75% per annum with a maturity date of August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Issuer and is secured by substantially all of the assets of the Borrowers and the Incremental Amendment Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

The FG Loan Agreement contains covenants that limit the Borrowers’ and the Incremental Amendment Borrowers' ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) pay dividends; (iv) make investments; (v) enter into transactions with affiliates; and (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets. The FG Loan Agreement also includes a minimum liquidity covenant with respect to the Borrowers and the Incremental Amendment Borrowers. If an event of default occurs and is not cured within an applicable grace period or waived, the principal amount, any accrued interest and any other obligations outstanding under the FG Loan Agreement may become immediately due and payable.

The FG Loan Agreement also provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The terms of the Uncommitted Term Loan Facility are consistent with the FG Loan. As of June 30, 2026, the Company has drawn $3,105 of the Uncommitted Term Loan Facility with a remaining availability of $31,895.

During the six months ended June 30, 2026, the Company made aggregate prepayments of $15,590 on the FG Loan, including applicable 3% prepayment fees.

Blue Ridge Promissory Note

In connection with the acquisition of Hempaid, LLC on June 30, 2023 ("Blue Ridge") the Company entered into a promissory note with Blue Ridge bearing interest at 7.0% with a maturity date of June 30, 2027.

Ratio Promissory Note

In connection with the acquisition of the assets of Ratio Cannabis, LLC on May 7, 2025 ("Ratio") the Company entered into a promissory note with Ratio bearing interest at 6.0% with a maturity date of May 7, 2027.

Other Loans

Class A Shares of TerrAscend Growth

In connection with the 2023 Reorganization (see Note 3), TerrAscend issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor. TerrAscend holds a call right and the investor holds a put right (exercisable after June 28, 2028) with respect to the Class A Shares. The instrument is accounted for as debt. See Note 10 to the Consolidated Financial Statements for additional detail.

Convertible Debt

2026 Private Placement Convertible Debentures

On June 23 and June 30, 2026, the Company entered into subscription agreements with certain accredited investors (the “Debenture Subscription Agreements”) in connection with a private placement offering of secured convertible debentures of the Company (the “2026 Private Placement Convertible Debentures”) and closed the initial issuance and sale of 21,835 debentures at a purchase price of $1,000 per debenture (the “Debenture Offering”). The Company used $11,124 of the proceeds from the Debenture Offering to retire the Company’s existing senior unsecured convertible debentures that matured on June 23, 2026, with the remaining portion of the proceeds available for mergers and acquisitions, and the repayment or refinancing of indebtedness. The 2026 Private Placement Convertible Debentures mature on September 30, 2031 (the “Maturity Date”) and bear interest at a rate of 8.00% per annum, payable quarterly in arrears in cash, beginning on September 30, 2026. The Company may elect to pay all or any portion of such interest in kind by capitalizing the interest as additional principal (see Note 12 to the Consolidated Financial Statements). The 2026 Private Placement Convertible Debentures are convertible, in whole or in part, into Common Shares, at the option of the holder, at any time prior to the close of business on the last business day immediately preceding the Maturity Date, at a conversion price of $0.87 per Common Share. The 2026 Private Placement Convertible Debentures are secured by a second lien on certain assets of the U.S. business and also secured by certain personal property assets of TerrAscend USA, Inc. under a subordinated guaranty and security agreement.

Union Chill Convertible Promissory Note

On December 26, 2025, the Company issued a convertible promissory note for $9,000 in relation to the transaction with Union Chill. Unless repaid or converted earlier, the outstanding principal and interest shall be due and payable on December 26, 2029 (the "Convertible Note Maturity Date"). The convertible promissory note bears interest at the rate of 6.5% per annum payable in quarterly payments within five days following the first business day of each fiscal quarter. The convertible promissory note is convertible into Common Shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Convertible Note Maturity Date, at a conversion price of $1.89 per Common Share.

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

During the second quarter of 2026, the Company repurchased 463,500 common shares under the Share Repurchase Program for total consideration of $311. As of June 30, 2026, the Company had a total of 9,346,500 Common Shares remaining that can be authorized for repurchase.

Cash Flows

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Cash flows provided by operating activities

	June 30, 2026	June 30, 2025
Net cash provided by operating activities - continuing operations	$16,037	$18,479
Net cash used in operating activities - discontinued operations	(971)	(7,658)
Net cash provided by operating activities	$15,066	$10,821

Continuing Operations

The decrease of $2,442 in net cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by changes in net working capital, including increased inventory.

Discontinued Operations

Net cash used in operating activities for the six months ended June 30, 2026 primarily relates to costs associated with the disposition of certain assets and liabilities and entering into the Michigan Receivership. In contrast, net cash used in operating activities for the six months ended June 30, 2025 was primarily driven by unfavorable changes in working capital.

Cash flows used in investing activities

	June 30, 2026	June 30, 2025
Net cash used in investing activities - continuing operations	$(3,017)	$(10,381)
Net cash provided by (used in) investing activities - discontinued operations	1,293	(737)
Net cash (provided by) investing activities	$(1,724)	$(11,118)

Continuing Operations

The decrease of $7,364 in net cash used in investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a decrease of $2,146 for investments in capital expenditures. The change was also attributable to cash consideration, net of cash acquired of $3,722 paid in connection with the Union Chill acquisition, and a $3,400 refund of the deposit for a potential business acquisition.

Discontinued Operations

The increase of $2,030 in net cash provided by (used in) investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by the sale of property and equipment related to the exit of Michigan.

Cash flows used in financing activities

	June 30, 2026	June 30, 2025
Net cash (used in) provided by financing activities - continuing operations	$(8,833)	$283
Net cash used in financing activities - discontinued operations	(200)	-
Net cash (used in) provided by financing activities	$(9,033)	$283

Continuing Operations

The increase of $8,550 in net cash used in financing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily attributable to higher loan principal paid, including exit fees, of $14,270, repayments of existing private placement convertible debentures of $8,630, and higher distributions to non-controlling interests during 2026. This was partially offset by $18,967 net of proceeds received from the issuance of the 2026 Private Placement Convertible Debentures. In contrast, financing activities during the prior-year period included $5,000 of loan proceeds, net of transaction costs.

Discontinued Operations

The net cash used in financing activities for the six months ended June 30, 2026 was primarily driven by the finance lease termination fee paid.

Reconciliation of Non-GAAP Measures

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates: (i) Free cash flow from net cash provided by operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) EBITDA from continuing operations and Adjusted EBITDA from continuing operations as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, unrealized and realized (gain) loss on investments, (gain) loss from revaluation of contingent consideration, unrealized and realized foreign exchange (gain) loss, loss (gain) on fair value of derivative liabilities, (gain) loss on lease terminations, and certain other items, which management believes is not reflective of the ongoing operations and performance of the Company. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses.

The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2026 and 2025:

		For the Three Months Ended		For the Six Months Ended
	Notes	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
		(In thousands)
Net loss		$(8,055)	$(48,107)	$(16,060)	$(60,376)
(Income) loss from discontinued operations		(2,004)	41,701	(828)	46,305
Net loss from continuing operations		(10,059)	(6,406)	(16,888)	(14,071)

Add (deduct) the impact of:
Provision for income taxes		11,587	9,598	21,837	20,105
Finance expenses		9,347	8,962	19,100	17,383
Amortization and depreciation		3,881	3,784	8,021	7,729
EBITDA from continuing operations	(a)	14,756	15,938	32,070	31,146
Add (deduct) the impact of:
Share-based compensation	(b)	829	779	1,714	2,293
Loss (gain) on fair value of derivative liabilities	(c)	1,171	(279)	(232)	(376)
Unrealized and realized foreign exchange loss (gain)	(d)	333	(648)	511	(607)
Unrealized and realized (gain) loss on investments	(e)	271	(7)	271	735
(Gain) loss on lease termination	(f)	(1)	—	35	—
(Gain) loss from revaluation of contingent consideration	(g)	—	(34)	—	346
Other one-time items	(h)	302	267	656	625
Adjusted EBITDA from continuing operations		$17,661	$16,016	$35,025	$34,162

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net loss.
b)
Represents non-cash share-based compensation expense.
c)
Represents the gain on fair value of conversion options.
d)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
e)
Represents unrealized and realized loss on fair value changes investments.
f)
Represents the gain recognized as a result of lease termination.
g)
Represents the revaluation of the Company's contingent consideration liabilities.
h)
Includes one-time items incurred primarily in connection with the Company's acquisitions and other costs considered one-time in nature, such as expenses related to professional, consulting, legal, and accounting fees. These fees are not indicative of the Company's ongoing costs.

Adjusted EBITDA from continuing operations increased by $1,773 and $991 for the three and six months ended June 30, 2026 as compared to three and six months ended June 30, 2025, respectively. These increases were primarily driven by gross profit margin expansion.

The table below reconciles net cash provided by operating activities from continuing operations to free cash flow for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(In thousands)
Net cash provided by operating activities - continuing operations	$16,037	$18,479
Capital expenditures for property and equipment	(2,504)	(4,650)
Free Cash Flow	$13,533	$13,829

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

Additionally, as of June 30, 2025, the market value of the Common Shares held by non-affiliates decreased to below $60,000, which triggered the Company being classified as a smaller reporting company and non-accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2025. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Common Shares held by non-affiliates exceeds $250,000 as of the last business day of our second fiscal quarter, and (ii) either our annual revenue exceeded $100,000 during such completed fiscal year or the market value of our Common Shares held by non-affiliates exceeds $700,000 as of the last business day of our second fiscal quarter. As the market value of the Common Shares held by non-affiliates remained below $250,000 as of June 30, 2026, the Company will continue to qualify as a smaller reporting company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or results of operations. As of June 30, 2026, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company's Consolidated Financial Statements.

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

On August 20, 2025, the Board approved the Share Repurchase Program, which replaced the Original Program. The Share Repurchase Program authorizes the Company to repurchase up to 10,000,000 Common Shares of the Company at any time, or from time to time, from August 22, 2025 until August 21, 2026. The Share Repurchase Program authorizes the Company to repurchase up to 60,255 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 241,023 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. During the second quarter of 2026, the Company repurchased Common Shares as set forth below:

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Total Number of Common Shares as Part of a Publicly Announced Program	Number of Common Shares that may yet be Purchased under the Program
April 1 through April 30, 2026	—	$—	—	9,810,000
May 1 through May 31, 2026	398,000	$0.67	398,000	9,412,000
June 1 through June 30, 2026	65,500	$0.67	65,500	9,346,500
For the Quarter Ended June 30, 2026	463,500	0.67	463,500	9,346,500

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the second quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit		Description of Exhibit Incorporated Herein by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Articles of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.1	11/02/2021

3.2	Articles of Amendment to the Articles of TerrAscend Corp., dated November 30, 2018.	10-12G/A	000-56363	3.2	12/22/2021

3.3	Articles of Amendment to the Articles of TerrAscend Corp., dated May 22, 2020.	10-12G/A	000-56363	3.3	12/22/2021

3.4	By-laws of TerrAscend Corp., dated March 7, 2017.	10-12G	000-56363	3.3	11/02/2021

4.1	Form of Convertible Debenture.	8-K	000-56363	10.1	06/25/2026

10.1	Form of Subscription Agreement for Debenture Offering.	8-K	000-56363	4.1	06/25/2026

10.2†	Employment Agreement, effective April 27, 2026, by and between TerrAscend USA, Inc. and Eric Jackson.	8-K	000-56363	10.1	04/16/2026

10.3#

Forbearance Agreement, on May 1, 2026, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, and FG Agency Lending LLC, as the Administrative Agent.

						X

10.4#

Amendment No. 5, dated June 23, 2026, by and among TerrAscend USA, Inc., as Borrower Representative, the subsidiaries and affiliates of the Borrower Representative, as Borrowers, each of the lenders party thereto, and FG Agency Lending LLC, as the Administrative Agent.

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

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerrAscend Corp.

Date: August 6, 2026	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Eric Jackson
Eric Jackson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)