Form 10-Q
period 2026-09-30
TerrAscend Corp.
filed 2026-11-05
CIK 1778129

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 308,921,051 common shares, no par value, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1
	Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025	2
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2026 and 2025	3
	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	42

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		46

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
•
the expected growth in the number of customers and patients using the Company's adult-use and medical cannabis products, respectively;
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
•
the potential legalization of the regulated use of cannabis for medical and/or adult-use in the United States and the related timing and impact thereof, including the impact of the final rule rescheduling marijuana contained in United States Food and Drug Administration-approved drug products and marijuana subject to a state medical marijuana license from Schedule I to Schedule III of the Controlled Substances Act (the “CSA”), and the timing and outcome following the hearing held from June 29, 2026, to July 15, 2026 to consider broader rescheduling of all marijuana from Schedule I to Schedule III of the CSA;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	At	At
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$42,543	$37,414
Restricted cash	—	110
Accounts receivable, net	14,165	16,898
Investments	91	362
Inventory	37,747	34,054
Prepaid expenses and other current assets	14,899	8,557
Assets from discontinued operations, current	—	12,713
Total current assets	109,445	110,108
Non-current assets
Property and equipment, net	122,234	129,932
Deposits	—	60
Operating lease right of use assets	27,422	26,691
Intangible assets, net	179,162	167,310
Goodwill	118,794	109,770
Other non-current assets	733	13,508
Total non-current assets	448,345	447,271
Total assets	$557,790	$557,379

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	$33,945	$39,807
Deferred revenue	4,631	3,993
Convertible debt	—	10,355
Loans payable	13,622	5,322
Operating lease liability	1,180	1,511
Derivative liability	—	967
Corporate income tax payable	3,570	5,360
Liabilities from discontinued operations	—	12,616
Total current liabilities	56,948	79,931
Non-current liabilities
Loans payable	185,197	203,846
Operating lease liability	29,856	28,555
Derivative liability	11,988	2,221
Convertible debt	18,302	6,896
Deferred income tax liability	13,392	8,025
Liability on uncertain tax position	163,541	128,798
Other long-term liabilities	86	86
Total non-current liabilities	422,362	378,427
Total liabilities	479,310	458,358
Commitments and contingencies
Shareholders' equity
Share capital
Series A, convertible preferred stock, no par value, unlimited shares authorized; 10,725 and 10,725 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Series B, convertible preferred stock, no par value, unlimited shares authorized; 600 and 600 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Exchangeable shares, no par value, unlimited shares authorized; 63,492,038 and 63,492,038 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common shares, no par value, unlimited shares authorized; 308,421,051 and 308,532,518 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, no par value; nil and nil shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid in capital	960,154	960,241
Accumulated other comprehensive income	2,458	1,986
Accumulated deficit	(889,561)	(864,742)
Non-controlling interest	5,429	1,536
Total shareholders' equity	78,480	99,021
Total liabilities and shareholders' equity	$557,790	$557,379

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue, net	$68,210	$65,101	$200,868	$194,410

Cost of sales	32,536	31,176	94,342	92,568

Gross profit	35,674	33,925	106,526	101,842

Operating expenses:
General and administrative	24,008	21,327	68,357	63,456
Amortization and depreciation	1,399	1,457	4,232	4,030
Other operating (income) expense	(15)	—	21	—
Total operating expenses	25,392	22,784	72,610	67,486

Income from operations	10,282	11,141	33,916	34,356

Other expense (income)
Finance and other expenses	8,611	8,952	26,746	26,034
Unrealized and realized loss on investments	—	1	271	736
(Gain) loss on fair value of derivative liabilities	(4,809)	723	(5,041)	347
Gain from revaluation of contingent consideration	—	(1,171)	—	(825)
Loss on extinguishment of debt	—	1,432	—	1,432
Unrealized and realized foreign exchange loss (gain)	58	77	569	(530)
Income from continuing operations before provision for income taxes	6,422	1,127	11,371	7,162
Provision for income taxes	11,888	11,034	33,725	31,139
Net loss from continuing operations	$(5,466)	$(9,907)	$(22,354)	$(23,977)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	$—	$(14,647)	$828	$(60,952)
Net loss	$(5,466)	$(24,554)	$(21,526)	$(84,929)

Foreign currency translation adjustment	147	3	(472)	843
Comprehensive loss	$(5,613)	$(24,557)	$(21,054)	$(85,772)

Net loss from continuing operations attributable to:
Common and proportionate Shareholders of the Company	$(6,598)	$(11,112)	$(25,648)	$(27,762)
Non-controlling interests	$1,132	$1,205	$3,294	$3,785

Comprehensive loss attributable to:
Common and proportionate Shareholders of the Company	$(6,745)	$(25,762)	$(24,348)	$(89,557)
Non-controlling interests	$1,132	$1,205	$3,294	$3,785

Net (loss) income per share - basic & diluted:
Continuing operations	$(0.02)	$(0.04)	$(0.08)	$(0.09)
Discontinued operations	0.00	(0.05)	0.00	(0.20)
Net loss per share - basic & diluted (1)	$(0.02)	$(0.08)	$(0.08)	$(0.30)
Weighted average number of outstanding common shares - basic & diluted	308,974,018	306,302,270	308,959,150	299,550,448

(1) The sum of the individual per share amounts may not add due to rounding.

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2025	308,532,518	63,492,038	10,725	600	384,974,760	$960,241	$1,986	$(864,742)	$1,536	$99,021
Shares issued - stock options, warrant and RSU exercises	7,116	—	—	—	7,116	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	885	—	—	—	885
Capital distributions	—	—	—	—	—	—	—	—	(1,188)	(1,188)
Repurchase of common shares, including excise tax	(115,000)	—	—	—	(115,000)	(77)	—	—	—	(77)
Derecognition of non-controlling interest	—	—	—	—	—	(1,610)	—	—	1,610	—
Net (loss) income for the period	—	—	—	—	—	—	—	(9,060)	1,056	(8,004)
Foreign currency translation adjustment	—	—	—	—	—	—	302	—	—	302
Balance at March 31, 2026	308,424,634	63,492,038	10,725	600	384,866,876	$959,439	$2,288	$(873,802)	$3,014	$90,939
Shares issued - stock options, warrant and RSU exercises	1,214,513	—	—	—	1,214,513	20	—	—	—	20
Capital distributions	—	—	—	—	—	—	—	—	(1,375)	(1,375)
Capital contribution	—	—	—	—	—	—	—	—	1,681	1,681
Repurchase of common shares, including excise tax	(463,500)	—	—	—	(463,500)	(314)	—	—	—	(314)
Share-based compensation expense	—	—	—	—	—	829	—	—	—	829
Net (loss) income for the period	—	—	—	—	—	—	—	(9,161)	1,106	(8,055)
Foreign currency translation adjustment	—	—	—	—	—	—	317	—	—	317
Balance at June 30, 2026	309,175,647	63,492,038	10,725	600	385,617,889	$959,974	$2,605	$(882,963)	$4,426	$84,042
Shares issued - stock options, warrant and RSU exercises	258,404	—	—	—	258,404	67	—	—	—	67
Share-based compensation expense	—	—	—	—	—	747	—	—	—	747
Capital distributions	—	—	—	—	—	—	—	—	(1,625)	(1,625)
Capital contributions	—	—	—	—	—	—	—	—	1,496	1,496
Repurchases of common shares, including excise tax	(1,013,000)	—	—	—	(1,013,000)	(634)	—	—	—	(634)
Net (loss) income for the period	—	—	—	—	—	—	—	(6,598)	1,132	(5,466)
Foreign currency translation adjustment	—	—	—	—	—	—	(147)	—	—	(147)
Balance at September 30, 2026	308,421,051	63,492,038	10,725	600	384,863,293	$960,154	$2,458	$(889,561)	$5,429	$78,480

	Number of Shares
			Convertible Preferred Stock
	Common Shares	Exchangeable Shares	Series A	Series B	Common Shares Equivalent	Treasury Stock	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Non-controlling interest	Total
Balance at December 31, 2024	293,232,131	63,492,038	12,350	600	369,674,373	(129,500)	$952,463	$3,011	$(778,514)	$(144)	$176,816
Shares issued - stock options, warrant and RSU exercises	54,350	—	—	—	54,350	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,514	—	—	—	1,514
Capital distributions	—	—	—	—	—	—	—	—	—	(738)	(738)
Repurchase of common shares, including excise tax	(637,000)	—	—	—	(637,000)	129,500	(231)	—	—	—	(231)
Net (loss) income for the period	—	—	—	—	—	—	—	—	(13,571)	1,302	(12,269)
Foreign currency translation adjustment	—	—	—	—	—	—	—	14	—	—	14
Balance at March 31, 2025	292,649,481	63,492,038	12,350	600	369,091,723	—	$953,746	$3,025	$(792,085)	$420	$165,106
Shares issued - stock options, warrant and RSU exercises	354,950	—	—	—	354,950	—	—	—	—	—	—
Shares issued - acquisitions	4,570,637	—	—	—	4,570,637	—	1,278	—	—	—	1,278
Shares issued - conversion	1,500,000	—	(1,500)	—	1,500,000	—	—	—	—	—	—
Shares issued - price protection adjustment	7,577,349	—	—	—	7,577,349	—	1,581	—	—	—	1,581
Repurchase of common shares, including excise tax	(535,000)	—	—	—	(535,000)	—	(146)	—	—	—	(146)
Share-based compensation expense	—	—	—	—	—	—	779	—	—	—	779
Capital distributions	—	—	—	—	—	—	—	—	—	(1,250)	(1,250)
Net (loss) income for the period	—	—	—	—	—	—	—	—	(49,385)	1,278	(48,107)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(854)	—	—	(854)
Balance at June 30, 2025	306,117,417	63,492,038	10,850	600	382,559,659	—	$957,238	$2,171	$(841,470)	$448	$118,387
Shares issued - stock options, warrant and RSU exercises	125,919	—	—	—	125,919	—	—	—	—	—	—
Shares issued - price protection adjustment	724,061	—	—	—	724,061	—	323	—	—	—	323
Share-based compensation expense	—	—	—	—	—	—	1,366	—	—	—	1,366
Capital distributions	—	—	—	—	—	—	—	—	—	(58)	(58)
Derecognition of non-controlling interest	—	—	—	—	—	—	—	—	—	20	20
Net (loss) income for the period	—	—	—	—	—	—	—	—	(25,759)	1,205	(24,554)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3)	—	—	(3)
Balance at September 30, 2025	306,967,397	63,492,038	10,850	600	383,409,639	—	$958,927	$2,168	$(867,229)	$1,615	$95,481

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities
Net loss from continuing operations	$(22,354)	$(23,977)
Adjustments to reconcile net loss to net cash provided by operating activities
Accretion and accrued interest	7,416	6,128
Depreciation of property and equipment and amortization of intangible assets	11,996	11,663
Amortization of operating right-of-use assets	1,056	1,208
Share-based compensation	2,460	3,659
Deferred income tax expense	326	291
(Gain) loss on fair value of derivative liabilities	(5,041)	347
Unrealized and realized loss on investments	271	736
Gain from revaluation of contingent consideration	—	(825)
Provision for expected credit loss	1,059	988
Loss on extinguishment of debt	—	1,432
Unrealized and realized foreign exchange loss (gain)	569	(530)
Impairment and other	709	(5)
Changes in operating assets and liabilities
Receivables	1,651	2,084
Inventory	(3,362)	6,056
Accounts payable and accrued liabilities	(3,209)	(5,336)
Income taxes paid and tax related liabilities	32,713	22,027
Prepaid expense and other current assets	(1,048)	49
Other assets and liabilities	(347)	(396)
Net cash provided by operating activities - continuing operations	24,865	25,599
Net cash used in operating activities - discontinued operations	(971)	(12,085)
Net cash provided by operating activities	23,894	13,514

Investing activities
Investment in property and equipment	(5,193)	(6,898)
Investment in note receivable, net of interest received	1,793	165
Investment in intangible assets	(44)	(726)
Cash portion of consideration paid in acquisition, net of cash received	(8,755)	(5,128)
Refund of deposit for business acquisition	3,400	—
Net cash used in investing activities - continuing operations	(8,799)	(12,587)
Net cash provided by (used in) investing activities - discontinued operations	1,293	(877)
Net cash used in investing activities	(7,506)	(13,464)

Financing activities
Proceeds from loan payable, net of transaction costs	—	78,944
Loan principal paid, including exit fees	(16,524)	(66,131)
Capital distributions paid to non-controlling interests	(4,188)	(2,046)
Payment for contingent consideration	—	(386)
Proceeds from convertible debentures, net of issuance costs	18,967	—
Convertible debentures principal paid	(8,630)	—
Proceeds from exercise of stock options	87	—
Repurchases of common shares	(1,025)	(377)
Net cash (used in) provided by financing activities - continuing operations	(11,313)	10,004
Net cash used in financing activities - discontinued operations	(200)	—
Net cash (used in) provided by financing activities	(11,513)	10,004

Net increase in cash and cash equivalents and restricted cash during the period	4,875	10,054
Net effects of foreign exchange	144	(415)
Cash and cash equivalents and restricted cash, beginning of the period	37,524	26,987
Cash and cash equivalents and restricted cash, end of the period	$42,543	$36,626

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

TerrAscend Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows (Continued)

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental disclosure with respect to cash flows
Cash (received) paid for Federal income tax, net	$(3,790)	$6,466
Cash paid for State income tax, net
New Jersey	1,521	2,205
Maryland	2,132	1,314
Pennsylvania	—	(629)
Other	34	267
Total cash (received) paid for income tax, net	$(103)	$9,623

Interest paid	$24,495	$20,627

Non-cash transactions
Note receivable issued as a noncontrolling interest contribution	$3,177	$—
Reduction of loan principal through proceeds from retained economic interest	$(336)	$—
Equity issued for acquisitions	$—	$1,278
Equity issued for price protection on contingent consideration	$—	$1,904
Change in accrued capital expenditures	$(48)	$1,321

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

The Company operates under three state-level reportable segments consisting of New Jersey, Maryland and Pennsylvania, focused on the production and sale of cannabis products. Operations in other states are presented within "All other segments".

The Company owns a portfolio of operating businesses, including:

•
TerrAscend New Jersey (“TerrAscend NJ”), a majority-owned operation with five dispensaries, and a cultivation/processing facility;
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

The common shares in the capital of the Company ("Common Shares") commenced trading on the Canadian Securities Exchange (the "CSE") on May 3, 2017 under the ticker symbol "TER" and continued trading on the CSE until the listing of the Common Shares on the Toronto Stock Exchange (the "TSX"). Effective July 4, 2023, the Common Shares commenced trading on the TSX under the ticker symbol "TSND". The Common Shares commenced trading on the OTCQX in the United States on October 22, 2018 under the ticker symbol "TRSSF", which was subsequently changed to "TSNDF", effective July 6, 2023. The Company’s registered office is located at 77 City Centre Drive, Suite 501, Mississauga, Ontario, L5B 1M5, Canada.

2.
Summary of significant accounting policies
(a)
Basis of presentation

These unaudited interim condensed consolidated financial statements included herein (the “Consolidated Financial Statements”) of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The accompanying Consolidated Financial Statements contained in this report are unaudited. In the opinion of management, these Consolidated Financial Statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the year ended December 31, 2026, or any other interim or future periods.

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

In connection with the listing of its Common Shares on the TSX, the Company undertook a strategic reorganization of its ownership structure (the “2023 Reorganization”) to align with TSX regulatory requirements regarding U.S. based operations, in accordance with the TSX's Staff Notice 2017-0009. Specifically, the 2023 Reorganization was designed to separate the Company’s Canadian retail operations from its U.S. cultivation and manufacturing businesses in a manner that supports compliance with applicable listing standards while preserving the Company’s ability to consolidate the financial results of its U.S. operations under U.S. GAAP. Following the completion of the 2023 Reorganization, the Company holds a 95% equity interest in its Canadian retail business and maintains a variable interest in its U.S. operations, which are consolidated through a VIE model. The Company continues to consolidate both operations under two distinct consolidation models in accordance with Accounting Standards Codification 810, Consolidation ("ASC 810").

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

Variable Interest Entities

A VIE is an entity that lacks one or more characteristics of a controlling financial interest defined under the voting interest model. The Company consolidates VIE when it has a variable interest that provides it with (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits).

In connection with the 2023 Reorganization, TerrAscend issued and sold, on a private placement basis, Class A shares in the capital of TerrAscend ("Class A Shares") for aggregate gross proceeds of $1,000 to an investor (the "Investment"). See Note 10 for accounting treatment of the Class A Shares. Following the closing of the Investment, the Class B shares ("Class B Shares") in the capital of TerrAscend held by the Company, representing all of the issued and outstanding Class B Shares, were automatically exchanged for non-voting, non-participating exchangeable shares in the capital of TerrAscend ("Non-Voting Shares"), representing approximately 99.8% of the issued and outstanding shares of TerrAscend on an as-converted basis. As a result of the limited rights associated with Non-Voting Shares that the Company holds following the closing of the Investment, the Company and TerrAscend entered into a protection agreement dated April 20, 2023 (the "Protection Agreement"). The Protection Agreement provides for certain negative covenants in order to preserve the value of the Non-Voting Shares until such time as the Non-Voting Shares are converted into Class A Shares.

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

4.
Accounts receivable, net

The Company's accounts receivable, net consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Trade receivables	$15,857	$16,962
Sales tax receivable	176	1,156
Other receivables	823	599
Provision for current expected credit losses	(2,691)	(1,819)
Total receivables, net	$14,165	$16,898

The following table presents the aging of trade receivables:

	September 30, 2026	December 31, 2025
	(In thousands)
Trade receivables	$15,857	$16,962
Less: provision for current expected credit losses	(2,691)	(1,819)
Total trade receivables, net	$13,166	$15,143

Of which
Current	11,075	12,214
31-90 days	1,231	1,761
Over 90 days	3,551	2,987
Less: current expected credit losses	(2,691)	(1,819)
Total trade receivables, net	$13,166	$15,143

5.
Acquisitions

2026 Acquisitions

Aunt Mary's

On September 23, 2026 (the "Aunt Mary's Acquisition Date"), the Company acquired a 35% interest in Aunt Mary's Dispensary LLC ("Aunt Mary's"), a licensed cannabis operator, further expanding its operational footprint in New Jersey. The Company obtained a transferable option to acquire the remaining 65% interest in Aunt Mary's at a nominal exercise price and entered into a series of agreements granting the Company certain protective rights. As a result, the Company determined that it became the primary beneficiary of Aunt Mary's under ASC 810 and began consolidating Aunt Mary's as a VIE as of September 23, 2026. The fair value of the non‑controlling interest of the prior owners was determined to be nominal, as all economics flow to the Company through contractual arrangements, leaving no residual economic interest with the prior owners. Subsequent to the acquisition, substantially all earnings are attributed to the Company. The total fair value consideration transferred in connection with the acquisition was $11,967. The fair

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

value consideration was comprised of: (i) $8,967 in cash which included a working capital adjustment of $2,967 and (ii) a $3,000 convertible promissory note bearing interest at a rate of 6.0% per annum and maturing on September 15, 2031 (the "Aunt Mary's Convertible Promissory Note"). For additional information regarding the Aunt Mary’s Convertible Promissory Note, see Note 12.

The following table represents the fair value of assets acquired and liabilities assumed as of the Aunt Mary's Acquisition Date and allocation of the consideration to net assets acquired:

(In thousands)
Cash and cash equivalents	$3,764
Inventory	338
Prepaid expenses and other current assets	73
Operating right of use asset	1,094
Property and equipment	216
Intangible assets	5,500
Goodwill	4,902
Accounts payable and accrued liabilities	(988)
Deferred revenue	(188)
Operating lease liability	(1,094)
Deferred tax liability	(1,650)
Net assets acquired	$11,967

Consideration paid in cash	$6,000
Convertible debt	3,000
Working capital adjustment paid in cash	2,967
Total consideration	$11,967

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

The accounting for this acquisition remains provisional as of September 30, 2026, primarily with respect to the fair values of intangible assets, goodwill, property and equipment, and deferred tax liabilities. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date during the measurement period.

Costs related to this transaction were $280, including legal, accounting, due diligence, and other transaction-related expenses. Of the total amount of transaction costs, $113 was recorded during the three months ended September 30, 2026.

On a standalone basis, had the Company acquired the business on January 1, 2026, sales estimates would have been $8,131 for the nine months ended September 30, 2026 and net income estimate would have been $851. These estimates are presented for informational purposes only and are not necessarily indicative of the results that would have been achieved had the acquisition occurred on that date, or of future results. Actual sales and net income since the Aunt Mary's Acquisition Date are $242 and $121, respectively.

Union Chill

On January 2, 2026 (the "Union Chill Acquisition Date"), the Company acquired a 35% interest in Union Chill Cannabis Company LLC ("Union Chill"), a licensed cannabis operator, expanding its operational footprint in New Jersey. The Company obtained a transferable option to acquire the remaining 65% interest in Union Chill at a nominal exercise price and entered into a series of agreements granting the Company certain protective rights. As a result, the Company determined that it became the primary beneficiary of Union Chill under ASC 810 and began consolidating Union Chill as a VIE as of January 2, 2026. The fair value of the non‑controlling interest of the prior owners was determined to be nominal, as all economics flow to the Company through contractual arrangements, leaving no residual economic interest with the prior owners. Subsequent to the acquisition, substantially all earnings are attributed to the Company. The total fair value consideration transferred in connection with the acquisition was $13,290. The fair

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

value consideration was comprised of: (i) $4,290 in cash which included a working capital adjustment of $290 and (ii) a $9,000 of convertible promissory note bearing interest at a rate of 6.5% per annum and maturing on December 26, 2029. For additional information regarding the convertible notes, see Note 12.

The following table represents the fair value of assets acquired and liabilities assumed as of the Union Chill Acquisition Date and allocation of the consideration to net assets acquired:

(In thousands)
Cash and cash equivalents	$738
Accounts receivable, net	50
Inventory	339
Prepaid expenses and other current assets	201
Operating right of use asset	991
Property and equipment	684
Intangible assets	11,300
Goodwill	4,122
Accounts payable and accrued liabilities	(580)
Deferred revenue	(174)
Operating lease liability	(991)
Deferred tax liability	(3,390)
Net assets acquired	$13,290

Consideration paid in cash	$4,000
Convertible debt	9,000
Working capital adjustment paid in cash	290
Total consideration	$13,290

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

The accounting for this acquisition remains provisional as of September 30, 2026, primarily with respect to the fair values of intangible assets, goodwill, property and equipment, and deferred tax liabilities. Upon completion of a comprehensive valuation and finalization of the purchase price allocation, the amounts above may be adjusted retrospectively to the acquisition date during the measurement period.

During the nine months ended September 30, 2026, the Company recorded the following measurement period adjustments to the provisional purchase price allocation based on additional information obtained about facts and circumstances that existed as of the acquisition date. The more significant adjustments, which resulted in a corresponding change to goodwill, were as follows:

•
An increase to property and equipment in the amount of $670.

•
A decrease to intangible assets in the amount of $400.

•
An increase to deferred tax liability in the amount of $3,390.

Costs related to this transaction were $222, including legal, accounting, due diligence, and other transaction-related expenses. There were no transaction costs recognized during the three months ended September 30, 2026. The Company recognized $39 of transaction costs during the nine months ended September 30, 2026, and the remaining costs were recognized during 2025.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The transaction was completed on the first business day of the fiscal year; therefore, the unaudited pro forma information is not materially different from the reported amounts. Total sales and net income since the Union Chill Acquisition Date are $8,974 and $1,622, respectively.

6.
Inventory

The Company’s inventory of cannabis and cannabis derived products includes both purchased and internally produced inventory and is comprised of the following items:

	September 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$688	$753
Finished goods	19,262	15,514
Work in process	14,890	15,535
Accessories, supplies and consumables	2,907	2,252
Total inventory	$37,747	$34,054

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

In connection with the above, on May 5, 2026, FG Agency Lending LLC, as the administrative agent under the FG Loan Agreement (as defined below), filed an application for receivership under the laws of the State of Michigan in the Oakland County Circuit Court (the “Court”), and each of the following entities related to the Michigan business: WDB Holding MI, Inc., AEY Capital LLC, AEY Holdings, LLC, Thrive Enterprises LLC, Spartan Partners Corporation, Spartan Partners Services LLC, Spartan Partners Licensing LLC, Spartan Partners Holdings, LLC and Spartan Partners Properties LLC (the “Michigan Receivership Entities”) have stipulated to the appointment of a receiver (“Receiver”) which was approved by the Court on May 6, 2026 (the “Michigan Receivership”).

As a result of the Receiver’s authority, in accordance with ASC 810, the Company concluded that it lost control of the Michigan Receivership Entities on May 6, 2026 and deconsolidated such entities as of that date. Upon deconsolidation, the Company derecognized the assets and liabilities of the Michigan Receivership Entities and recognized a gain on deconsolidation of $2,377, which is included in income from discontinued operations, net of tax for the nine months ended September 30, 2026.

In connection with the deconsolidation and in accordance with ASC 810, the Company recognized a retained economic interest of $7,787. The retained economic interest was recognized at fair value in accordance with ASC 825, Financial Instruments, representing the estimated net proceeds from certain Michigan property disposals expected to be remitted to FG Agency Lending LLC, as administrative agent and applied as a prepayment of the FG Loan (as defined below in Note 10). Although the Company will not receive the proceeds directly in cash, the required application of such proceeds will reduce the Company’s outstanding obligation under the FG Loan Agreement (as defined below in Note 10). The FG Loan principal will be reduced when proceeds are remitted to the Agent (as defined below in Note 10) and applied as a prepayment. The retained economic interest is included in other current assets on the Company's unaudited interim condensed consolidated balance sheets (the "Consolidated Balance Sheets"). As of September 30, 2026, the remaining carrying amount of the retained economic interest was $7,352.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table summarizes the major classes of assets and liabilities of the Company's Michigan operations ("TerrAscend MI") as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Current assets from discontinued operations
Accounts receivable, net	$—	$39
Prepaid expenses and other current assets	—	454
Property and equipment, net	—	6,222
Operating lease right of use assets	—	5,998
Total current assets from discontinued operations	$—	$12,713

Current liabilities from discontinued operations
Accounts payable and accrued liabilities	$—	$3,636
Operating lease liability	—	6,342
Finance lease liability	—	1,923
Other liabilities	—	715
Total current liabilities from discontinued operations	$—	$12,616

The following table presents the results of operations of TerrAscend MI for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)		(In thousands)
Revenue, net	$—	$4,708	$—	$17,591

Cost of Sales	—	9,058	—	17,936

Gross profit	—	(4,350)	—	(345)

Operating expenses:
General and administrative	—	3,556	901	15,877
Amortization and depreciation	—	—	—	1,040
Impairment of property and equipment	—	6,312	72	41,271
Other operating expense	—	1,691	284	1,748
Total operating expenses	—	11,559	1,257	59,936

Other expense (income)
Finance and other expenses	—	11	52	137
Gain on deconsolidation	—	—	(2,377)	—
(Loss) income from discontinued operations before provision for income taxes	—	(15,920)	1,068	(60,418)
Provision for income taxes	—	(1,273)	240	534
Net (loss) income from discontinued operations, net of tax	$—	$(14,647)	$828	$(60,952)

During the nine months ended September 30, 2026, the Company incurred restructuring costs of $114. Total cumulative restructuring costs incurred in connection with the Michigan Exit were $720 as of September 30, 2026, consisting of employee transition costs,

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

notice period and severance payments, and employee benefits. The Company does not expect to incur additional restructuring costs related to the Michigan Exit.

8.
Property and equipment

Property and equipment consisted of:

	September 30, 2026	December 31, 2025
	(In thousands)
Land	$3,235	$3,580
Assets in process	3,493	289
Buildings & improvements	133,209	138,443
Machinery & equipment	26,773	25,338
Office furniture & equipment	4,842	4,710
Total cost	171,552	172,360
Less: accumulated depreciation	(49,318)	(42,428)
Property and equipment, net	$122,234	$129,932

Assets in process primarily represent construction in progress related to both cultivation and dispensary facilities not yet completed, or otherwise not placed in service.

Depreciation expense was $2,301 and $7,002 for the three and nine months ended September 30, 2026, respectively, ($1,914 and $5,778 included in cost of sales) and $2,202 and $6,840 for the three and nine months ended September 30, 2025, respectively, ($1,817 and $5,654 included in cost of sales).

9.
Intangible assets and goodwill

Intangible assets consisted of the following:

At September 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,796	$(2,667)	$129
Licenses	189,747	(34,136)	155,611
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	192,823	(37,083)	155,740
Indefinite lived intangible assets
Brand intangibles	23,422	—	23,422
Total indefinite lived intangible assets	23,422	—	23,422
Intangible assets, net	$216,245	$(37,083)	$179,162

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

At December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite lived intangible assets
Software	$2,797	$(1,730)	$1,067
Licenses	172,906	(30,085)	142,821
Non-compete agreements	280	(280)	—
Total definite lived intangible assets	175,983	(32,095)	143,888
Indefinite lived intangible assets
Brand intangibles	23,422	—	23,422
Total indefinite lived intangible assets	23,422	—	23,422
Intangible assets, net	$199,405	$(32,095)	$167,310

Amortization expense was $1,675 and $4,994 for the three and nine months ended September 30, 2026, respectively, ($662 and $1,985 included in cost of sales) and $1,731 and $4,816 for the three and nine months ended September 30, 2025, respectively, ($660 and $1,979 included in cost of sales)

Estimated future amortization expense for finite lived intangible assets for the next five years is as follows:

(In thousands)
2026	$1,896
2027	7,707
2028	7,656
2029	7,229
2030	7,034
Thereafter	124,218
Total	$155,740

As of September 30, 2026, the weighted average amortization period remaining on intangible assets was 21.2 years.

The following table summarizes the activity in the Company’s goodwill balance:

(In thousands)
Balance at December 31, 2025	$109,770
Union Chill Acquisition	4,122
Aunt Mary's Acquisition	4,902
Balance at September 30, 2026	$118,794

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

10.
Loans payable

The Company's loans payable consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Ratio promissory note due May 2027
Principal amount	$3,980	$3,980
Deferred financing cost	(123)	(279)
Net carrying amount	$3,857	$3,701

Blue Ridge promissory note due June 2027
Principal amount	$2,404	$2,758
Unamortized discount	(96)	(208)
Net carrying amount	$2,308	$2,550

FocusGrowth loan due August 2028
Principal amount	$201,666	$217,682
Unamortized discount and deferred financing cost	(13,147)	(17,621)
Exit fee accretion	3,109	1,824
Net carrying amount	$191,628	$201,885

Other loans	$1,026	$1,032
Total debt, net	$198,819	$209,168

Loans payable, current	13,622	5,322
Loans payable, non-current	185,197	203,846

Total principal	$209,076	$225,452

The Company had accrued interest on loans payable of $2,328 and $2,365 as of September 30, 2026 and December 31, 2025, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

FocusGrowth Term Loan

On August 1, 2024, the Issuer and TerrAscend USA, Inc., as guarantor, certain subsidiaries and affiliates of the Company, as borrowers, the lenders party thereto and FG Agency Lending LLC, as administrative agent for the lenders (the “Agent”), entered into a Loan Agreement, dated as of August 1, 2024, which provided for a four-year $140,000 senior secured term loan that was upsized on July 8, 2025 to pay off certain other indebtedness by $79,000 to $219,000 (the “FG Loan” and, such Loan Agreement, as previously amended, the “FG Loan Agreement”), and following which TerrAscend USA, Inc. became a borrower and no longer served as guarantor. The FG Loan bears interest at 12.75% per annum with a maturity date of August 1, 2028 (the "FG Loan Maturity Date"). The FG Loan is guaranteed by the Issuer and is secured by substantially all of the assets of the Borrowers. Depending on the timing of repayment, an exit fee of between 2.0% and 4.0% of the FG Loan (the "Exit Fee") will be due upon either the prepayment, in part or in full, of the FG Loan or the FG Loan Maturity Date.

The FG Loan Agreement also provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The terms of the Uncommitted Term Loan Facility are consistent with the FG Loan. As of September 30, 2026, the Company has drawn $3,105 of the Uncommitted Term Loan Facility with a remaining availability of $31,895.

During the nine months ended September 30, 2026, the Company made aggregate prepayments of $16,501 of principal on the FG Loan, including applicable 3% prepayment fees.

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

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Ratio Promissory Note

In connection with the acquisition of the assets of Ratio Cannabis, LLC on May 7, 2025 ("Ratio") the Company entered into a promissory note with Ratio bearing interest at 6.0% per annum with a maturity date of May 7, 2027.

Other Loans

Class A Shares of TerrAscend Growth

In connection with the 2023 Reorganization (see Note 3), TerrAscend issued $1,000 of Class A shares with a 20% guaranteed annual dividend ("Class A Shares") to an investor (the “Investor”) pursuant to the terms of a subscription agreement between TerrAscend and the Investor dated April 20, 2023 (the “Subscription Agreement”). Pursuant to the terms of the Subscription Agreement, TerrAscend holds a call right to repurchase all of the Class A Shares issued to the Investor for an amount equal to the sum of: (a) the Repurchase/Put Price (as defined in the Subscription Agreement); plus (b) the amount equal to 40% of the subscription amount less the aggregate dividends paid to the Investor as of the date of the exercise of the repurchase right. In addition, the Investor holds a put right that is exercisable at any time after four months’ advance written notice following June 28, 2028 to put all (and only all) of the Class A Shares owned by the Investor to TerrAscend at the Repurchase/Put Price, payable in cash or shares. The instrument is considered as a debt for accounting purposes due to the economic characteristics and risks.

Maturities of loans payable

Stated maturities of loans payable over the next five years are as follows:

September 30, 2026
(In thousands)
2026	$368
2027	6,024
2028 (1)	202,673
2029	7
2030	4
Thereafter	—
Total principal payments	$209,076

(1) Balance excludes the Exit Fee, as described above within this note.

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its financial covenant as of September 30, 2026. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with its covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant.

11.
Leases

The majority of the Company’s leases are operating leases used primarily for corporate offices and retail. The operating lease periods generally range from 1 to 24 years. The Company had no finance leases at September 30, 2026 and December 31, 2025.

Amounts recognized in the Consolidated Balance Sheets were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Operating leases:
Operating lease right-of-use assets	$27,422	$26,691

Operating lease liability classified as current	1,180	1,511
Operating lease liability classified as non-current	29,856	28,555
Total operating lease liabilities	$31,036	$30,066

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The Company recognized operating lease expense of $1,136 and $3,576 for the three and nine months ended September 30, 2026, respectively, and $1,307 and $3,785 for the three and nine months ended September 30, 2025, respectively.

Other information related to operating leases at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	12.3	13.0

Weighted-average discount rate
Operating leases	11.39%	11.32%

Supplemental cash flow information related to leases is as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Cash paid for amounts included in measurement of operating lease liabilities	$3,328	$4,823
Right-of-use assets obtained in exchange for operating lease obligations	2,336	2,790

Undiscounted lease obligations are as follows:

September 30, 2026
(In thousands)
2026	$1,128
2027	4,592
2028	4,726
2029	4,860
2030	4,569
Thereafter	39,889
Total lease payments	59,764
Less: interest	(28,728)
Total lease liabilities	$31,036

12.
Convertible Debt

On June 23, June 30, and August 2, 2026, the Company entered into subscription agreements with certain accredited investors (the “Debenture Subscription Agreements”) in connection with a private placement offering of secured convertible debentures of the Company (the “2026 Private Placement Convertible Debentures”) and closed the issuance and sale of an aggregate of 22,169 debentures at a purchase price of $1,000 per debenture (the “Debenture Offering”). The Company used $11,124 of the proceeds from the Debenture Offering to retire the Company’s existing senior unsecured convertible debentures that matured on June 23, June 30, and August 2 2026, as described below, with the remaining portion of the proceeds available for mergers and acquisitions, and the repayment or refinancing of indebtedness.

The Company’s existing senior unsecured convertible debentures had an aggregate principal balance of $10,355 which matured on June 23, June 30, and August 2, 2026. Of the principal that matured, certain holders elected to roll over $1,725 into the 2026 Private Placement Convertible Debentures. The $11,124 paid consisted of $8,630 of principal and $2,494 of accrued interest.

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

In accordance with ASC 815, Derivatives and Hedging ("ASC 815"), the conversion option was bifurcated from the host instrument as the instrument's strike price is denominated in a currency other than the functional currency of the Issuer. It was recorded at fair value, using the Black-Scholes Option Pricing Model (the "Black-Scholes Model") (see Note 22). The proceeds are allocated first to the conversion option based on its fair value of $11,879, and the residual was allocated to the host instrument and recorded as convertible debt at a residual value of $9,697, net of transaction costs.

The following table summarizes the Company’s 2026 Private Placement Convertible Debentures activity for the nine months ended September 30, 2026:

	September 30, 2026	December 31, 2025
	(In thousands)
Convertible debt issued in private placement - Maturing September 30, 2031	$22,169	$—
Transaction costs	(593)	—
Allocation to conversion option	11,879	—
Allocation to debt	9,697	—
Interest and accretion	276	—
Net carrying amount	$9,973	$—

On September 16, 2026, the Company issued the Aunt Mary's Convertible Promissory Note. Unless repaid or converted earlier, the outstanding principal and interest shall be due and payable on September 15, 2031 (the "Aunt Mary's Convertible Note Maturity Date"). The convertible promissory note bears interest at the rate of 6.0% per annum payable in quarterly payments within five days following the first business day of each fiscal quarter. The Company may, at its sole discretion, elect PIK Interest which will accrue at a rate of 7.00% per annum for the first four interest periods in which PIK Interest is paid and at 8.00% per annum for each additional interest period in which PIK Interest is paid; provided that any Common Shares that are issuable upon conversion of any PIK Interest added to the principal pursuant to the terms of the Aunt Mary's Convertible Promissory Note will be subject to TSX approval. The Aunt Mary's Convertible Promissory Note is convertible into Common Shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Aunt Mary's Convertible Note Maturity Date, at a conversion price of $0.79 per Common Share.

In accordance with ASC 815, the conversion option was bifurcated from the host instrument as the instrument's strike price is denominated in a currency other than the functional currency of the Issuer. It was recorded at fair value, using the Black-Scholes Model (see Note 22). The proceeds are allocated first to the conversion option based on its fair value of $1,888, and the residual was allocated to the host instrument and recorded as convertible debt at a residual value of $1,112.

The following table summarizes the Aunt Mary's Convertible Promissory Note activity for the nine months ended September 30, 2026:

	September 30, 2026	December 31, 2025
	(In thousands)
Convertible debt issued as acquisition consideration - Maturing September 2031	$3,000	$—
Allocation to conversion option	1,888	—
Allocation to debt	1,112	—
Interest and accretion	6	—
Net carrying amount	$1,118	$—

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The following table summarizes the Company's convertible promissory note in connection with the acquisition of Union Chill ("Union Chill Convertible Promissory Note") activity for the nine months ended September 30, 2026:

	September 30, 2026	December 31, 2025
	(In thousands)
Convertible debt issued as acquisition consideration - Maturing December 2029	$9,000	$9,000
Allocation to conversion option	2,104	2,104
Allocation to debt	6,896	6,896
Interest and accretion	315	—
Net carrying amount	$7,211	$6,896

The Company had accrued interest on convertible debt of $150 and $2,171 as of September 30, 2026 and December 31, 2025, respectively, included in accounts payable and accrued liabilities on the Consolidated Balance Sheets.

13.
Shareholders' equity

Share Repurchase Authorization

On August 20, 2026, the Board approved a program to repurchase up to the lesser of 10,000,000 Common Shares or $10,000 of Common Shares (the "Share Repurchase Program"), which replaced the Company's share repurchase program previously in place (the "Previous Program"). The Share Repurchase Program authorizes the Company to repurchase such Common Shares at any time, or from time to time, from August 24, 2026 until August 23, 2027. The Share Repurchase Program authorizes the Company to repurchase up to 58,784 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 235,136 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

As of September 30, 2026, the Company had a total of 9,357,000 Common Shares remaining available for repurchase under the Share Repurchase Program. The following is a summary of the Common Shares that were repurchased for the three and nine months ended September 30, 2026 and 2025 under the Share Repurchase Program, the Previous Program and the share repurchase program in place prior thereto:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except per share data)
Total Common Shares repurchased	1,013,000	—	1,591,500	1,042,500
Common Shares canceled	1,013,000	—	1,591,500	1,172,000
Weighted average price per share	$0.62	$—	$0.64	$0.37
Total cost	$634	$—	$1,025	$360
Excise tax (1)	$4	$—	$8	$17

(1) The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within accrued expenses on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, as applicable.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Warrants

The following is a summary of the outstanding warrants for Common Shares:

	Number of Common Share Warrants Outstanding	Number of Common Share Warrants Exercisable	Weighted Average Exercise Price $	Weighted Average Remaining Life (years)
Outstanding, December 31, 2025	23,253,480	779,352	$4.34	6.80
Granted	—	—	—	—
Expired	(435,212)	(435,212)	$1.69	—
Outstanding, September 30, 2026	22,818,268	344,140	$4.24	6.17

14.
Share-based compensation plans

Share-based payments expense

Total share-based payments expense was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Stock options	$338	$718	$1,438	$2,304
Restricted share units	409	648	$1,022	1,355
Total share-based payments	$747	$1,366	$2,460	$3,659

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Number of Stock Options	Weighted average remaining contractual life (in years)	Weighted Average Exercise Price (per share) $	Aggregate intrinsic value
Outstanding, December 31, 2025	13,903,573	5.32	$2.86	$368
Granted (1)	9,584,903	—	0.35	—
Exercised	(333,485)	—	0.26	—
Forfeited (1)	(7,743,499)	—	3.07	—
Expired	(1,220,797)	—	4.88	—
Outstanding, September 30, 2026	14,190,695	5.62	$0.94	$1,834

Exercisable, September 30, 2026	10,178,788	4.32	$1.11	$1,445

(1) Includes options that were canceled and re-granted as part of the repricing of stock options, as further discussed below.

Repricing of Stock Options

On June 24, 2025, the Board approved a repricing of certain outstanding stock options, subject to the holders satisfying a twelve-month service condition. The modification affected 8,279,003 vested and unvested stock options and, in accordance with ASC 718, Stock-Based Compensation, resulted in incremental compensation cost of $868. Upon satisfaction of the service condition, the repricing became effective on June 24, 2026 ("Repricing Effective Date"), and the exercise price of the modified stock options was reduced to $0.26 per Common Share. The incremental compensation cost was recognized over the requisite service period and was fully recognized as of the Repricing Effective Date.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2026 and December 31, 2025, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their in-the-money options on September 30, 2026 and December 31, 2025, respectively.

The fair value of the various stock options granted was estimated using the Black-Scholes Model with the following assumptions:

	September 30, 2026	September 30, 2025
Volatility	93.26% - 101.89%	75.76 - 80.21%
Risk-free interest rate	3.73% - 4.61%	3.86% - 4.12%
Expected life (years)	5.32 - 6.25	4.87 - 6.25
Dividend yield	0.00%	0.00%

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

The total estimated fair value of stock options that vested during the nine months ended September 30, 2026 and 2025 was $1,930 and $3,925, respectively. As of September 30, 2026, total unrecognized compensation cost related to unvested options was $2,035, which is expected to be recognized over a weighted-average period of 2.71 years.

Restricted Share Units

The following table summarizes the activities for the restricted share units ("RSUs") for the nine months ended September 30, 2026:

Number of RSUs
Outstanding, December 31, 2025	5,029,315
Granted	4,593,006
Vested	(1,350,523)
Forfeited	(214,366)
Outstanding, September 30, 2026	8,057,432

As of September 30, 2026, total unrecognized compensation cost related to unvested RSUs was $4,123, which is expected to be recognized over a weighted-average period of 2.98 years.

15.
Non-controlling interest

Non-controlling interest consists mainly of a 12.5% minority ownership interest in TerrAscend NJ. During the nine months ended, September 30, 2026, in connection with the acquisition of Aunt Mary's and Union Chill (see Note 5), there was $1,496 and $1,681, respectively, of capital contributions, each in the form of a note receivable in relation to minority ownership interest in TerrAscend NJ.

The following table summarizes the non-controlling interest activity for the nine months ended September 30, 2026:

	September 30, 2026	December 31, 2025
	(In thousands)
Opening carrying amount	$1,536	$(144)
Capital contribution	3,177	—
Capital distributions	(4,188)	(3,237)
Derecognition of non-controlling interest	1,610	20
Net income attributable to non-controlling interest	3,294	4,897
Ending carrying amount	$5,429	$1,536

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

16.
Related parties

Parties are related if one party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financing and operating decisions. As of September 30, 2026, certain funds controlled by the Company's Executive Chairman, a related party of the Company, held an aggregate of $7,100 of the outstanding principal balance of the FG Loan as members of the loan syndicate, including $1,600 invested in connection with the July 8, 2025 closing (see Note 10). In addition, during the nine months ended September 30, 2026, a director of the Company participated in the Debenture Offering by acquiring 1,000 convertible debentures for aggregate gross proceeds of $1,000 (see Note 12).

17.
Income taxes

The Company's effective tax rate was 185% and 297% for the three and nine months ended September 30, 2026, respectively, and 979% and 435% for the three and nine months ended September 30, 2025, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

	September 30, 2026	December 31, 2025
	(In thousands)
Balance at beginning of year	$177,047	$148,979
Increase based on tax positions related to current periods	29,648	39,970
Increase based on tax positions related to prior periods	—	4,095
Settlements with tax authorities	—	(15,997)
Balance at end of period	$206,695	$177,047

A reconciliation of the beginning and ending amount of uncertain tax liabilities, inclusive of accruals for related penalties and interest, for the period presented:

	September 30, 2026	December 31, 2025
	(In thousands)
Balance, beginning of year	$128,798	$106,991
Reductions based on tax positions related to prior years	—	(15,212)
Additions based on tax positions related to prior years	10,277	9,842
Additions based on tax positions related to current year	20,742	27,177
Additions based on refunds received related to prior years	3,724	—
Ending carrying amount (1)	$163,541	$128,798

(1) Interest and penalties related to uncertain tax liabilities are recorded as components of the provision for income taxes. As of September 30, 2026 and December 31, 2025, the Company had interest and penalties accrued of $30,093 and $19,803, respectively.

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

2021 through 2024. On April 6, 2026, the Company received correspondence from the U.S. Department of Justice ("DOJ") related to a federal income tax refund previously received by the Company for the 2020 tax year. The correspondence seeks repayment of approximately $9,533, inclusive of estimated interest of $1,172. On or about May 18, 2026, the United States of America filed a complaint to recover an erroneous refund in the United States District Court for the District of New Jersey. The Company is evaluating the matter, believes it has substantive defenses to the assertions raised, and intends to vigorously defend its position. Based on information currently available, the recent rescheduling of medical cannabis, and in consultation with external legal and tax advisors, the Company believes the likelihood of loss is not probable and, accordingly, no liability has been recorded as of September 30, 2026.

18.
General and administrative expenses

The Company’s general and administrative expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Salaries and wages	$13,877	$12,140	$39,743	36,201
Professional fees	3,635	1,896	7,489	6,291
Office and general	2,353	2,540	7,414	7,821
Sales and marketing	1,386	1,045	4,488	2,724
Lease expense	1,063	1,245	3,407	3,578
Share-based compensation	747	1,366	2,460	3,659
Facility and maintenance	514	583	1,702	1,599
Provision for expected credit losses	233	314	1,059	987
Board of directors cash compensation	200	198	595	596
Total	$24,008	$21,327	$68,357	$63,456

19.
Revenue, net

The Company’s disaggregated net revenue by source, substantially all of which arises from contracts with external customers was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Retail	$47,285	$43,986	$140,598	$128,483
Wholesale	20,925	21,115	60,270	65,927
Total	$68,210	$65,101	$200,868	$194,410

For the three and nine months ended September 30, 2026 and 2025, the Company did not have any single customer that accounted for 10% or more of the Company’s revenue.

20.
Finance and other expenses

The Company’s finance and other expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Interest	$7,357	$7,446	$21,993	$21,089
Accretion	2,486	1,797	6,950	5,537
Other income	(1,232)	(291)	(2,197)	(592)
Total	$8,611	$8,952	$26,746	$26,034

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

21.
Segment information

Operating Segment

The Company manages its operations through state-level operating segments, focused on the production and sale of cannabis products and regularly monitors for changes in facts and circumstances that may affect its determination of operating segments. Following further evaluation of the aggregation criteria under ASC 280, Segment Reporting, the Company determined that it operates under three reportable segments consisting of New Jersey, Maryland and Pennsylvania. Operations in other states did not meet the quantitative threshold and are presented within All other segments. The Chief Operating Decision Maker (“CODM”) was determined to be the Chief Executive Officer of the Company. The CODM regularly evaluates the performance of the three reportable segments using gross profit and gross profit margin as its closest measures to GAAP. The CODM monitors these metrics to assess the efficiency of the Company’s production and distribution processes, as well as the effectiveness of pricing strategies.

The following tables summarize financial information for the Company's reportable segments:

	For the Three Months Ended September 30, 2026
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$25,288	$18,734	$18,645	$5,543	$68,210
Cost of sales (1)	11,395	7,968	9,917	3,256	$32,536
Gross Profit	$13,893	$10,766	$8,728	$2,287	$35,674
Operating expenses					25,392
Interest and accretion expense					9,843
Other (income) expense					(5,983)
Income from continuing operations before provision for income taxes					$6,422

Gross profit margin (2)	54.9%	57.5%	46.8%	41.3%	52.3%

	For the Three Months Ended September 30, 2025
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$25,150	$18,471	$15,961	$5,519	$65,101
Cost of sales (1)	10,359	7,829	9,762	3,226	$31,176
Gross Profit	$14,791	$10,642	$6,199	$2,293	$33,925
Operating expenses					22,784
Interest and accretion expense					9,243
Other (income) expense					771
Income from continuing operations before provision for income taxes					$1,127

Gross profit margin (2)	58.8%	57.6%	38.8%	41.5%	52.1%

(1) Depreciation and amortization included in cost of sales for the three months ended September 30, 2026 and 2025 was $563 and $467 for New Jersey, $623 and $613 for Maryland, $1,307 and $1,314 for Pennsylvania, and $84, and $83 for All other segments, respectively.

(2) The calculation of Gross profit margin is revenue, net less cost of sales, divided by revenue, net.

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

	For the Nine Months Ended September 30, 2026
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$75,408	$55,571	$53,545	$16,344	$200,868
Cost of sales (1)	32,237	22,571	29,964	9,570	$94,342
Gross Profit	$43,171	$33,000	$23,581	$6,774	$106,526
Operating expenses					72,610
Interest and accretion expense					28,943
Other (income) expense					(6,398)
Income from continuing operations before provision for income taxes					$11,371

Gross profit margin (2)	57.2%	59.4%	44.0%	41.4%	53.0%

	For the Nine Months Ended September 30, 2025
	New Jersey	Maryland	Pennsylvania	All other segments	Total
	(In thousands)
Revenue, net	$77,150	$55,639	$47,219	$14,402	$194,410
Cost of sales (1)	31,015	23,766	29,258	8,529	$92,568
Gross Profit	$46,135	$31,873	$17,961	$5,873	$101,842
Operating expenses					67,486
Interest and accretion expense					26,626
Other (income) expense					568
Income from continuing operations before provision for income taxes					$7,162

Gross profit margin (2)	59.8%	57.3%	38.0%	40.8%	52.4%

(1) Depreciation and amortization included in cost of sales for the nine months ended September 30, 2026 and 2025 was $1,682 and $1,480 for New Jersey, $1,859 and $1,761 for Maryland, $3,972 and $4,146 for Pennsylvania, and $250, and $246 for All other segments, respectively.

(2) The calculation of Gross profit margin is revenue, net less cost of sales, divided by revenue, net.

Assets

Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by the CODM.

Geography

The Company has subsidiaries located in Canada and the United States. For the three and nine months ended September 30, 2026, net revenue was primarily generated from sales in the United States. The Company's consolidated retail location in Canada generated net revenue of $197 and $565 for the three and nine months ended September 30, 2026, respectively, and $247 and $644 for the three and nine months ended September 30, 2025, respectively. Substantially all of the Company's non-current assets are held within its U.S. operations.

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
•
Level 3 - inputs for assets and liabilities not based upon observable market data

The following table represents the fair value amounts of financial assets and financial liabilities:

	At September 30, 2026			At December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$42,543	—	—	$37,414	—	—
Restricted cash	—	—	—	110	—	—
Retained economic interest in Michigan assets	—	—	7,352	—	—	—
Purchase option	—	—	—	—	—	13,000
Total Assets	$42,543	$—	$7,352	$37,524	$—	$13,000
Liabilities
Bifurcated conversion options	—	11,988	—	—	3,188	—
Total Liabilities	$—	$11,988	$—	$—	$3,188	$—

There were no transfers between the levels of fair value hierarchy during the three and nine months ended September 30, 2026.

The valuation approaches and key inputs for each category of assets or liabilities that are classified within levels of the fair value hierarchy are presented below:

Level 1

Includes cash, cash equivalents, and restricted cash, which represent financial instruments for which the carrying amount approximates fair value due to their short-term maturities.

Level 2

Includes bifurcated conversion options which are valued using the Black-Scholes Model with observable market inputs such as stock price, historical volatility, risk-free rate, and expected term. These inputs are derived from market data and do not require significant judgment.

The following table summarizes the changes in the derivative liability:

(In thousands)
Balance at December 31, 2025	$3,188
Private placement conversion option issued	$11,879
Conversion option issued in Aunt Mary's transaction	1,888
Fair value gain on revaluation of bifurcated conversion options	(5,041)
Effects of movements in foreign exchange	74
Balance at September 30, 2026	$11,988

TerrAscend Corp.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Amounts expressed in thousands of United States dollars, except for share and per share amounts)

Bifurcated conversion options

The conversion option bifurcated from the 2026 Private Placement Convertible Debentures (see Note 12) has been measured at fair value as of September 30, 2026 and at initial recognition on June 23, 2026. Key inputs and assumptions used in the Black-Scholes Model were as follows:

	September 30, 2026	June 23, 2026
Option exercise price	$0.87	$0.87
Annual volatility	105.0%	101.8%
Annual risk-free rate	5.09%	4.28%
Expected term (in years)	5.00	5.27

The conversion option bifurcated from the Aunt Mary's Convertible Promissory Note has been measured at fair value as of September 30, 2026 and at initial recognition on September 16, 2026. Key assumptions used in the Black-Scholes Model were as follows:

	September 30, 2026	September 16, 2026

Option exercise price	$0.79	$0.79
Annual volatility	105.0%	104.5%
Annual risk-free rate	5.09%	4.83%
Expected term (in years)	4.96	5.00

The conversion option bifurcated from the Union Chill Convertible Promissory Note has been measured at fair value as of September 30, 2026 and December 31, 2025. Key assumptions used in the Black-Scholes Model were as follows:

	September 30, 2026	December 31, 2025
Option exercise price	$1.89	$1.89
Annual volatility	118.4%	105.3%
Annual risk-free rate	4.97%	3.61%
Expected term (in years)	3.24	4.00

23.
Commitments and contingencies

Commitments

As of September 30, 2026, the Company did not have any material commitments or contingencies.

Legal proceedings

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Financial Statements. As of September 30, 2026 there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company’s Consolidated Financial Statements.

24.
Subsequent events

The Company evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q and determined that there were no subsequent events have occurred that would require recognition or disclosure.

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

This Management’s Discussion and Analysis (“MD&A”) of the financial condition and results of operations of the Company is for the three and nine months ended September 30, 2026 and 2025.

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

The Company owns a portfolio of operating businesses, including:

•
TerrAscend New Jersey (“TerrAscend NJ”), a majority-owned operation with five dispensaries, and a cultivation/processing facility;
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

Recent Developments

•
On September 16, 2026, the Company acquired an option to purchase a 35% interest in Aunt Mary’s Dispensary LLC (“Aunt Mary’s”), which it exercised on September 23, 2026, and a transferable option to acquire the remaining 65% interest, for total consideration of $9,000, comprised of $6,000 in cash and $3,000 in the form of a five-year unsecured convertible promissory note bearing interest at 6.0% per annum (the "Aunt Mary’s Transaction"). The Aunt Mary’s Transaction conforms to New Jersey's regulatory framework, which facilitates investment opportunities for diversely owned businesses.

•
On August 24, 2026, the Company’s shareholders approved a special resolution amending the Company’s articles to consolidate the Common Shares, Non-Voting Shares, and preferred shares at a ratio of one post-consolidation share for every five to twenty pre-consolidation shares, with the exact whole-number ratio to be determined by the Board, at any time prior to August 24, 2027.

Any fractional shares will be cancelled for no consideration. As of the date of this Quarterly Report on Form 10-Q, the Board has not set the consolidation ratio and the consolidation has not been effected.

•
On August 20, 2026, the Board approved the renewal and replenishment of the Company’s share repurchase program, authorizing the repurchase of up to the lesser of 10,000,000 Common Shares or $10,000 of Common Shares from August 24, 2026 to August 23, 2027.

•
On August 5, 2026, the Board appointed Ziad Ghanem, the Company’s President and Chief Executive Officer, to serve as a member of the Board, effective immediately.

•
On June 23, June 30, and August 2, 2026, the Company entered into subscription agreements with certain accredited investors (the “Debenture Subscription Agreements”) in connection with a private placement offering of secured convertible debentures of the Company (the “2026 Private Placement Convertible Debentures”) and closed on the issuance and sale of an aggregate of 22,169 debentures at a purchase price of $1,000 per debenture (the “Debenture Offering”). The Company used $11,124 of the proceeds from the Debenture Offering to retire the Company’s existing senior unsecured convertible debentures that matured on June 23, June 30, and August 2, 2026, with the remaining portion of the gross proceeds available for mergers and acquisitions, and the repayment or refinancing of indebtedness. The 2026 Private Placement Convertible Debentures mature on September 30, 2031. In connection with the Debenture Offering, the Company entered into Amendment No. 5 to the FG Loan Agreement (as defined below), which, among other things, permitted the Debenture Offering.

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

(Gain) loss on fair value of derivative liabilities

Derivative liabilities consist of convertible options that contain embedded derivative features, which are remeasured to fair value at the end of each reporting period using the Black-Scholes Option Pricing Model (the "Black-Scholes Model"). A gain or loss is recognized as a result of the revaluation.

Finance and other expenses

Finance and other expenses consist primarily of interest and accretion expense on the Company's outstanding debt obligations.

Unrealized and realized foreign exchange loss (gain)

Unrealized and realized foreign exchange loss (gain) represents the loss (gain) recognized on the remeasurement of U.S. dollar ("USD") denominated cash and other assets recorded in the Canadian dollars ("CAD") functional currency at the Company's Canadian operations.

Provision for income taxes

Provision for income taxes consists of U.S. federal and state income taxes in certain jurisdictions in which the Company conducts business.

Results of Operations - Three Months Ended September 30, 2026 and September 30, 2025

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the three months ended September 30, 2026 and 2025.

Revenue, net

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Revenue, net	$68,210	$65,101
$ change	$3,109
% change	5%

Revenue increased by $3,109, from $65,101 for the three months ended September 30, 2025 to $68,210 for the three months ended September 30, 2026. The increase was primarily attributable to Pennsylvania, where revenue increased $2,684 due to higher retail sales driven by increased customer foot traffic along with an increase in wholesale sales driven by expanded cultivation capacity. New Jersey had an increase in retail sales due to acquisitive growth that was substantially offset by a decline in wholesale sales driven by increased competition. In Maryland, an increase in wholesale sales were substantially offset by a decrease in retail sales. Resulting in relatively consistent revenue compared to the prior-year period for New Jersey and Maryland. The remaining activity was attributable to all other segments.

Cost of sales

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Cost of sales	$32,536	$31,176
$ change	$1,360
% change	4%
Cost of sales as a % of revenue	48%	48%

Cost of sales increased by $1,360, from $31,176 for the three months ended September 30, 2025 to $32,536 for the three months ended September 30, 2026. The increase was primarily driven by gross margin compression in New Jersey due to increased competition. The increase was partially offset by improved efficiencies following the expanded cultivation capacity in Pennsylvania.

The cost of sales as a percentage of revenue was flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

General and administrative expense

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
General and administrative expense	$24,008	$21,327
$ change	$2,681
% change	13%

The increase of $2,681 in general and administrative expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, was primarily attributable to transaction costs expensed in connection with the conversion option associated with the issuance of the 2026 Private Placement Convertible Debentures, as well as acquisition-related professional fees associated with the acquisition of Aunt Mary's, and operational expenses related to the acquisition of Union Chill Cannabis Company LLC ("Union Chill"). This increase was partially offset by a timing difference in the issuance of share-based compensation for the Board as compared to the prior period.

Finance and other expenses

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Finance and other expenses	$8,611	$8,952
$ change	$(341)
% change	-4%

Finance and other expenses remained relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

(Gain) loss on fair value of derivative liabilities

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
(Gain) loss on fair value of derivative liabilities	$(4,809)	$723
$ change	$(5,532)
% change	-765%

The gain on derivative liabilities of $4,809 for the three months ended September 30, 2026 compared with a loss of $723 for the three months ended September 30, 2025, was primarily driven by a decline in the Common Share price relative to the exercise prices of the conversion options, resulting in a decrease in the fair value of the derivative liabilities.

Provision for income taxes

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Provision for income taxes	$11,888	$11,034
$ change	$854
% change	8%

The provision for income taxes increased by $854 from $11,034 for the three months ended September 30, 2025 compared to $11,888 for the three months ended September 30, 2026 primarily driven by accrued interest and penalties related to the Company's uncertain tax position and higher relative gross profit margin.

Discontinued Operations

Discontinued Operations

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Loss from discontinued operations, net of tax	$-	$(14,647)
$ change	$14,647
% change	100%

Loss from discontinued operations for the three months ended September 30, 2025 was primarily due to a $6,312 impairment charge attributable to subsequent offers from market participants, with the remainder primarily due to the termination of certain leases and inventory impairments.

Results of Operations - Nine Months Ended September 30, 2026 and September 30, 2025

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Continuing Operations

The following tables represent the Company’s results of operations for the nine months ended September 30, 2026 and 2025.

Revenue, net

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Revenue, net	$200,868	$194,410
$ change	$6,458
% change	3%

Revenue increased by $6,458, from $194,410 for the nine months ended September 30, 2025 to $200,868 for the nine months ended September 30, 2026. The increase was primarily attributable to Pennsylvania, where revenue increased by $6,326 driven by higher retail sales resulting from increased customer foot traffic, as well as increased wholesale sales driven by expanded cultivation capacity. Revenue decreased in New Jersey by $1,742 primarily due to a decrease in wholesale sales of $10,223 due to increased competition which was substantially offset by an increase in retail sales of $8,481 primarily driven by the acquisitions of Union Chill and Aunt Mary's. Maryland retail sales were substantially offset by wholesale sales, resulting in relatively consistent revenue compared to the prior-year period. All other segments revenue increased by $1,874 primarily due to a full year of retail sales in Ohio.

Cost of sales

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Total cost of sales	$94,342	$92,568
$ change	$1,774
% change	2%
Cost of sales as a % of revenue	47%	48%

Cost of sales increased by $1,774, from $92,568 for the nine months ended September 30, 2025 to $94,342 for the nine months ended September 30, 2026. The increase was primarily driven by gross margin compression in New Jersey due to increased competition. The increase was partially offset by improved efficiencies following the expanded cultivation capacity in Pennsylvania.

The cost of sales as a % of revenue was relatively flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

General and administrative expense

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
General and administrative expense	$68,357	$63,456
$ change	$4,901
% change	8%

The increase of $4,901 in general and administrative expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, was primarily attributable to transaction costs expensed in connection with the conversion option associated with the issuance of the 2026 Private Placement Convertible Debentures, as well as acquisition-related professional fees associated with the acquisition of Aunt Mary's and operational expenses related to the acquisition of Union Chill.

Finance and other expenses

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Finance and other expenses	$26,746	$26,034
$ change	$712
% change	3%

Finance and other expenses remained relatively flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Gain (loss) on fair value of derivative liabilities

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
(Gain) loss on fair value of derivative liabilities	$(5,041)	$347
$ change	$(5,388)
% change	-1,553%

The gain on derivative liabilities of $5,041 for the nine months ended September 30, 2026 compared with a loss of $347 for the nine months ended September 30, 2025, was primarily driven by a decline in the Common Share price relative to the exercise prices of the conversion options, resulting in a decrease in the fair value of the derivative liabilities.

Provision for income taxes

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Provision for income taxes	$33,725	$31,139
$ change	$2,586
% change	8%

The provision for income taxes increased by $2,586 from $31,139 for the nine months ended September 30, 2025 compared to $33,725 for the nine months ended September 30, 2026. This increase was primarily driven by accrued interest and penalties related to the Company's uncertain tax position and higher relative gross profit margin.

Discontinued Operations

Discontinued Operations

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Income (loss) from discontinued operations, net of tax	$828	$(60,952)
$ change	$61,780
% change	-101%

Income from discontinued operations for the nine months ended September 30, 2026 primarily reflects the gain recognized in connection with the deconsolidation of the Michigan Receivership Entities following the appointment of the Receiver. In contrast, the loss from discontinued operations for the nine months ended September 30, 2025 primarily reflects impairment charges of $41,271, as well as losses related to lease terminations and inventory write-offs.

Liquidity and Capital Resources

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$42,543	$37,414
Restricted Cash	-	110
Current assets	109,445	110,108
Non-current assets	448,345	447,271
Current liabilities	56,948	79,931
Non-current liabilities	422,362	378,427
Working capital	52,497	30,177
Total shareholders' equity	$78,480	$99,021

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

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. The Company believes its existing cash balances will be sufficient to meet its anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months

Since its inception, the Company's primary sources of capital have been through the issuance of equity securities or debt facilities, and the Company has received aggregate net proceeds from such transactions totaling $880,299 as of September 30, 2026.

The Company expects to fund any additional future requirements through the following sources of capital:

•
cash from ongoing operations.
•
private placements and public offerings of equity or debt securities.
•
additional debt from additional creditors.
•
sale of real property.
•
sale leaseback transactions.
•
exercise of options and warrants.

As of September 30, 2026, the Company had $209,076 in principal outstanding under its loans payable, excluding any prepayment or exit fees, of which $6,390 is due in the next twelve months. The Company also had $34,169 in principal outstanding under its convertible debt, none of which is due within the next twelve months.

The Company has entered into leases for certain premises and offices for which it owes monthly lease payments. The Company has $59,764 in lease obligations. Of this amount, $4,564 of lease payments are due in the next twelve months.

As of September 30, 2026, the Company had accounts payable and accrued liabilities of $33,945 and corporate income taxes payable of $3,570.

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

The Company is subject to a financial covenant as a result of its loan payable with its primary lender. The Company was in compliance with its debt covenant as of September 30, 2026. In the event that, in future periods, the Company’s financial results are below levels required to maintain compliance with its covenant, the Company will assess and undertake appropriate corrective initiatives with a view to allowing it to continue to comply with its covenant. Other than the covenant related to loans payable, the Company is not subject to externally imposed capital requirements.

Debt Facilities

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

	Principal Paid during the Nine Months Ended September 30, 2026	Principal Outstanding as of September 30, 2026
	(In thousands)
FocusGrowth Term Loan	$16,017	$201,666
Blue Ridge Promissory Note	354	2,404
Ratio Promissory Note	—	3,980
Other Loans	6	1,026
2023 Private Placement Convertible Debentures	8,630	—
Union Chill Convertible Promissory Note	—	9,000
Aunt Mary's Convertible Promissory Note	—	3,000
2026 Private Placement Convertible Debentures	—	22,169
Total	$25,007	$243,245

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

On May 1, 2026 (the "Forbearance Effective Date"), the Company, the Borrowers, the Incremental Amendment Borrowers, certain lenders party to the FG Loan Agreement (constituting “Required Lenders” under the FG Loan Agreement) and the Agent entered into a forbearance agreement (the "Forbearance Agreement") in relation to certain events of default that occurred or were anticipated under the FG Loan Agreement, resulting from the Michigan Receivership, (the “Specified Defaults”). Under the Forbearance Agreement, the Secured Parties (as defined in the Forbearance Agreement) agreed to conditionally waive the Specified Defaults and forbear from exercising default-related remedies during the period from the Forbearance Effective Date ending the earliest to occur of the termination of the receivership process and the occurrence of any event of default not otherwise specified in the Forbearance Agreement (the “Forbearance Period”). Upon the “Successful Exit” (as defined in the Forbearance Agreement) of the Michigan Receivership, all Specified Defaults will be deemed automatically and irrevocably waived by the Secured Parties.

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

The FG Loan Agreement also provides for an uncommitted term loan facility of up to $35,000 (the "Uncommitted Term Loan Facility"). The terms of the Uncommitted Term Loan Facility are consistent with the FG Loan. As of September 30, 2026, the Company has drawn $3,105 of the Uncommitted Term Loan Facility with a remaining availability of $31,895.

During the nine months ended September 30, 2026, the Company made aggregate prepayments of $16,501 on the FG Loan, including applicable 3% prepayment fees.

Blue Ridge Promissory Note

In connection with the acquisition of Hempaid, LLC on June 30, 2023 ("Blue Ridge") the Company entered into a promissory note with Blue Ridge bearing interest at 7.0% per annum, with a maturity date of June 30, 2027.

Ratio Promissory Note

In connection with the acquisition of the assets of Ratio Cannabis, LLC on May 7, 2025 ("Ratio") the Company entered into a promissory note with Ratio bearing interest at 6.0% per annum, with a maturity date of May 7, 2027.

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

Convertible Debt

2026 Private Placement Convertible Debentures

On June 23, June 30 and August 2, 2026, the Company entered into subscription agreements with certain accredited investors (the “Debenture Subscription Agreements”) in connection with a private placement offering of secured convertible debentures of the Company (the “2026 Private Placement Convertible Debentures”) and closed the issuance and sale of an aggregate of 22,169 debentures at a purchase price of $1,000 per debenture (the “Debenture Offering”). The Company used $11,124 of the proceeds from the Debenture Offering to retire the Company’s existing senior unsecured convertible debentures that matured on June 23, June 30, and August 2, 2026, with the remaining portion of the proceeds available for mergers and acquisitions, and the repayment or refinancing of indebtedness. The 2026 Private Placement Convertible Debentures mature on September 30, 2031 (the “Maturity Date”) and bear interest at a rate of 8.00% per annum, payable quarterly in arrears in cash, beginning on September 30, 2026. The Company may elect to pay all or any portion of such interest in kind by capitalizing the interest as additional principal (see Note 12 to the Consolidated Financial Statements). The 2026 Private Placement Convertible Debentures are convertible, in whole or in part, into Common Shares, at the option of the holder, at any time prior to the close of business on the last business day immediately preceding the Maturity Date, at a conversion price of $0.87 per Common Share. The 2026 Private Placement Convertible Debentures are secured by a second lien on certain assets of the U.S. business and also secured by certain personal property assets of TerrAscend USA, Inc. under a subordinated guaranty and security agreement.

Union Chill Convertible Promissory Note

On December 26, 2025, the Company issued a convertible promissory note for $9,000 in relation to the transaction with Union Chill. Unless repaid or converted earlier, the outstanding principal and interest shall be due and payable on December 26, 2029 (the "Union Chill Convertible Note Maturity Date"). The convertible promissory note bears interest at the rate of 6.5% per annum payable in quarterly payments within five days following the first business day of each fiscal quarter. The convertible promissory note is convertible into Common Shares, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Union Chill Convertible Note Maturity Date, at a conversion price of $1.89 per Common Share.

Aunt Mary's Convertible Promissory Note

On September 16, 2026, the Company issued a convertible promissory note for $3,000 in relation to the transaction with Aunt Mary’s. Unless repaid or converted earlier, the outstanding principal and interest shall be due and payable on September 15, 2031 (the "Aunt Mary’s Convertible Note Maturity Date"). The convertible promissory note bears interest at the rate of 6.0% per annum payable in quarterly payments within five days following the first business day of each fiscal quarter. The convertible promissory note is convertible into Common Shares, in intervals of at least $1, at the option of the holder, at any time or times prior to the close of business on the last business day immediately preceding the Aunt Mary’s Convertible Note Maturity Date, at a conversion price of $0.79 per Common Share.

Share Repurchases

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

On August 20, 2026, the Board approved the Share Repurchase Program, which replaced the Previous Program. The Share Repurchase Program authorizes the Company to repurchase up to the lesser of 10,000,000 Common Shares or $10,000 of Common Shares at any time, or from time to time, from August 24, 2026 until August 23, 2027. The Share Repurchase Program authorizes the Company to repurchase up to 58,784 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 235,136 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors.

During the third quarter of 2026, the Company repurchased 1,013,000 Common Shares under the Share Repurchase Program for total consideration of $634. As of September 30, 2026, the Company had a total of 9,357,000 Common Shares remaining available for repurchase under the Share Repurchase Program.

Cash Flows

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

Cash flows provided by operating activities

	September 30, 2026	September 30, 2025
Net cash provided by operating activities - continuing operations	$24,865	$25,599
Net cash used in operating activities - discontinued operations	(971)	(12,085)
Net cash provided by operating activities	$23,894	$13,514

Continuing Operations

The decrease of $734 in net cash provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by changes in net working capital.

Discontinued Operations

Net cash used in operating activities for the nine months ended September 30, 2026 primarily relates to costs associated with the disposition of certain assets and liabilities and entering into the Michigan Receivership. In contrast, net cash used in operating activities for the nine months ended September 30, 2025 was primarily driven by negative cash flows prior to the Company's plan to exit the Michigan market (the "Michigan Exit").

Cash flows used in investing activities

	September 30, 2026	September 30, 2025
Net cash used in investing activities - continuing operations	$(8,799)	$(12,587)
Net cash provided by (used in) investing activities - discontinued operations	1,293	(877)
Net cash used in investing activities	$(7,506)	$(13,464)

Continuing Operations

The decrease of $3,788 in net cash used in investing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by a decrease of $1,705 for investments in capital expenditures, a $3,400 refund of an acquisition related deposit, and the collection of note receivable principal for $1,793. This was slightly offset by cash consideration, net of cash acquired of $3,552 and $5,203 paid in connection with the acquisition of Union Chill and Aunt Mary's, respectively.

Discontinued Operations

The increase of $2,170 in net cash provided by (used in) investing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the sale of property and equipment related to the Michigan Exit.

Cash flows used in financing activities

	September 30, 2026	September 30, 2025
Net cash (used in) provided by financing activities - continuing operations	$(11,313)	$10,004
Net cash used in financing activities - discontinued operations	(200)	-
Net cash (used in) provided by financing activities	$(11,513)	$10,004

Continuing Operations

The increase of $21,317 in net cash used in financing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily attributable to higher net loan principal paid, including exit fees, of $16,524, repayments of existing private placement convertible debentures of $8,630, and higher distributions to non-controlling interests during 2026. This was partially offset by $18,967 net of proceeds received from the issuance of the 2026 Private Placement Convertible Debentures. In contrast, financing activities during the prior-year period included net loan proceeds of $12,813 slightly offset by distributions to non-controlling interests of $2,046.

Discontinued Operations

The net cash used in financing activities for the nine months ended September 30, 2026 was primarily driven by the finance lease termination fee paid.

Reconciliation of Non-GAAP Measures

Unless otherwise noted, dollar amounts in this section are in thousands of U.S. dollars.

In addition to reporting the financial results in accordance with GAAP, the Company reports certain financial results that differ from what is reported under GAAP. Non-GAAP measures used by management do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies. The Company believes that certain investors and analysts use these measures to measure a company’s ability to meet other payment obligations or as a common measurement to value companies in the cannabis industry, and the Company calculates: (i) Free cash flow from net cash provided by operating activities from continuing operations less capital expenditures for property and equipment which management believes is an important measurement of the Company's ability to generate additional cash from its business operations, and (ii) EBITDA from continuing operations and Adjusted EBITDA from continuing operations as net loss, adjusted to exclude provision for income taxes, finance expenses, depreciation and amortization, share-based compensation, unrealized and realized foreign exchange loss (gain), (gain) loss on lease terminations, (gain) loss on fair value of derivative liabilities, unrealized and realized loss on investments, Loss on extinguishment of debt, gain from revaluation of contingent consideration, , and certain other items, which management believes is not reflective of the ongoing operations and performance of the Company. Such information is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Company believes Adjusted EBITDA from continuing operations is a useful performance measure to assess the performance of the Company as it provides more meaningful ongoing operating results by excluding the effects of expenses that are not reflective of the Company’s underlying business performance and other one-time or non-recurring expenses.

The table below reconciles net loss to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2026 and 2025:

		For the Three Months Ended		For the Nine Months Ended
	Notes	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
		(In thousands)
Net loss		$(5,466)	$(24,554)	$(21,526)	$(84,929)
(Income) loss from discontinued operations		—	14,647	(828)	60,952
Net loss from continuing operations		(5,466)	(9,907)	(22,354)	(23,977)

Add (deduct) the impact of:
Provision for income taxes		11,888	11,034	33,725	31,139
Finance expenses		9,843	9,243	28,943	26,626
Amortization and depreciation		3,975	3,934	11,996	11,663
EBITDA from continuing operations	(a)	20,240	14,304	52,310	45,451
Add (deduct) the impact of:
Share-based compensation	(b)	747	1,366	2,460	3,659
Unrealized and realized foreign exchange loss (gain)	(c)	58	77	569	(530)
(Gain) loss on lease termination	(d)	(15)	—	21	—
(Gain) loss on fair value of derivative liabilities	(e)	(4,809)	723	(5,041)	347
Unrealized and realized loss on investments	(f)	—	1	271	736
Loss on extinguishment of debt	(g)	—	1,432	—	1,432
Gain from revaluation of contingent consideration	(h)	—	(1,171)	—	(825)
Other one-time items	(i)	1,269	266	1,925	890
Adjusted EBITDA from continuing operations		$17,490	$16,998	$52,515	$51,160

a)
EBITDA from continuing operations is a non-GAAP measure and is calculated from net loss.
b)
Represents non-cash share-based compensation expense.
c)
Represents the remeasurement of USD denominated cash and other assets recorded in CAD functional currency.
d)
Represents the (gain) loss recognized as a result of lease termination
e)
Represents the (gain) loss on fair value of conversion options
f)
Represents unrealized and realized loss on fair value changes investments.
g)
Represents the loss on extinguishment of debt recorded as a result of the extinguishment of the loans.
h)
Represents the revaluation of the Company's contingent consideration liabilities.
i)
Includes one-time items incurred primarily in connection with the Company's acquisitions and other costs considered one-time in nature, such as expenses related to professional, consulting, legal, accounting fees, and lobbying expenses associated with specific legalization initiatives. These fees are not indicative of the Company's ongoing costs.

Adjusted EBITDA from continuing operations increased by $492 and $1,355 for the three and nine months ended September 30, 2026 as compared to three and nine months ended September 30, 2025, respectively. These increases were primarily driven by gross profit margin expansion.

The table below reconciles net cash provided by operating activities from continuing operations to free cash flow for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(In thousands)
Net cash provided by operating activities - continuing operations	$24,865	$25,599
Capital expenditures for property and equipment	(5,193)	(6,898)
Free Cash Flow	$19,672	$18,701

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

The Company will remain an emerging growth company until the earliest of: (i) December 31, 2027, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of $1,235,000 or more, or (iii) the date on which the Company is deemed to be a large accelerated filer, which means the market value of the Company's Common Shares that are held by non-affiliates exceeds $700,000 as of the last business day of the Company’s most recent second fiscal quarter; and (iv) the date on which the Company has issued more than $1,000,000 in non-convertible debt during the prior three-year period.

Additionally, as of June 30, 2025, the market value of the Common Shares held by non-affiliates decreased to below $60,000, which triggered the Company being classified as a smaller reporting company and non-accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2025. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Company's Common Shares held by non-affiliates exceeds $250,000 as of the last business day of its second fiscal quarter, and (ii) either its annual revenue exceeded $100,000 during such completed fiscal year or the market value of the Company's Common Shares held by non-affiliates exceeds $700,000 as of the last business day of its second fiscal quarter. As the market value of the Common Shares held by non-affiliates remained below $250,000 as of June 30, 2026, the Company will continue to qualify as a smaller reporting company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company's primary risk exposures or management of market risks from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is involved in a number of lawsuits incidental to its business, including litigation related to intellectual property, product liability, employment, and commercial matters. Although it is difficult to predict the ultimate outcome of these matters, management believes that any ultimate liability would not have a material adverse effect on the Consolidated Balance Sheets or results of operations. As of September 30, 2026, there were no pending lawsuits that could reasonably be expected to have a material effect on the results of the Company's Consolidated Financial Statements.

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

On August 20, 2026, the Board approved the Share Repurchase Program, which replaced the Previous Program. The Share Repurchase Program authorizes the Company to repurchase up to the lesser of 10,000,000 Common Shares or $10,000 of Common Shares at any time, or from time to time, from August 24, 2026 until August 23, 2027. The Share Repurchase Program authorizes the Company to repurchase up to 58,784 Common Shares daily, which represents 25% of the Company’s average daily trading volume on the TSX of 235,136 Common Shares. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the

Securities Exchange Act of 1934, as amended. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. During the third quarter of 2026, the Company repurchased Common Shares as set forth below:

Period	Total Number of Common Shares Purchased	Weighted Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of a Publicly Announced Program	Number of Common Shares that may yet be Purchased under the Program
July 1 through July 31, 2026	—	$—	—	9,346,500
August 1 through August 31, 2026 (1)	610,500	$0.60	610,500	9,759,500
September 1 through September 30, 2026	402,500	$0.66	402,500	9,357,000
For the Quarter Ended September 30, 2026	1,013,000	$0.62	1,013,000	9,357,000

(1) 240,500 of the shares purchased during August 2026 were purchased on or after August 24, 2026 when the Share Repurchase Program was renewed.

2026 Private Placement Convertible Debentures

On August 2, 2026, in a subsequent closing of the Debenture Offering, the Company entered into Debenture Subscription Agreements and issued 334 2026 Private Placement Convertible Debentures at a purchase price of $1,000 per debenture, for an aggregate principal amount of $334. These debentures have the same terms as the 2026 Private Placement Convertible Debentures issued on June 23 and June 30, 2026. They mature on September 30, 2031, bear interest at 8.00% per annum (with PIK Interest at the Company’s election), and are convertible at the holder’s option at any time before the Maturity Date into Common Shares at a conversion price of $0.87 per Common Share, subject to customary adjustments. After June 23, 2029, the Company may force conversion if the volume weighted average trading price of the Common Shares on the TSX for any 20 consecutive trading days equals or exceeds 200% of the then-applicable conversion price.

The 2026 Private Placement Convertible Debentures and any Common Shares issuable upon conversion or as interest thereon have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder

Aunt Mary's Issuance

On June 12, 2026, the Company and certain consolidated entities entered into an option agreement (the “Aunt Mary's Option Agreement”) with Aunt Mary's Dispensary LLC (“Aunt Mary’s”), a dispensary in New Jersey. On September 16, 2026, the Company closed on the transaction contemplated by the Aunt Mary's Option Agreement, and the Company was granted an option to purchase a 35% equity interest in Aunt Mary's (the “Aunt Mary's Option”) pursuant to the terms of the Aunt Mary's Option Agreement and New Jersey's regulatory framework, which facilitates investment opportunities for diversely owned businesses, which it exercised on September 23, 2026 (the “Aunt Mary's Transaction”).

On September 16, 2026, in connection with the Aunt Mary's Transaction, the Company issued a convertible promissory note (the “Aunt Mary's Convertible Promissory Note”) to the seller of Aunt Mary's in the aggregate principal amount of $3,000 (the “Aunt Mary's Principal Amount”). The Aunt Mary's Convertible Promissory Note accrues interest at a rate of 6.0% per annum, due in quarterly payments. The Aunt Mary's Convertible Promissory Note matures on September 15, 2031 (the “Aunt Mary's Maturity Date”).

Beginning on the third anniversary of the issuance of the Aunt Mary’s Convertible Promissory Note, if the Common Shares trade at a volume weighted average trading price of at least 200% of the conversion price for 20 consecutive trading days, the Issuer may, in its sole discretion, require the conversion of all or a portion of the outstanding Aunt Mary's Convertible Promissory Note, in intervals of at least $1. To exercise this right, the Issuer must provide the holder with at least 10 days' prior written notice. Upon conversion, the holder will be paid any accrued and unpaid interest on the converted principal through the conversion date in cash.

Prior to the Aunt Mary's Maturity Date, the Aunt Mary's Convertible Promissory Note may be converted, in intervals of at least $1, into Common Shares at the option of the holder. On the date of conversion, the Aunt Mary's Convertible Promissory Note will automatically convert into the number of Common Shares equal to the outstanding Aunt Mary's Principal Amount being converted divided by the conversion price per Common Share of $0.79.

The securities described above were offered and sold in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act. The Aunt Mary's Convertible Promissory Note and any Common Shares issuable thereunder have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC, or an applicable exemption from the registration requirements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company has not filed as exhibits to this Quarterly Report on Form 10-Q certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish copies of all such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TerrAscend Corp.

Date: November 5, 2026	By:	/s/ Ziad Ghanem
Ziad Ghanem
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Eric Jackson
Eric Jackson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)